Form 10KSB
period 1996-12-31
MEDCARE TECHNOLOGIES INC
filed 1997-03-31
CIK 1002422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1996


MEDCARE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)


 DELAWARE                                          87-0429962 B
(State or other jurisdiction of
incorporation or organization)        (I.R.S. Employer Identification No.)

Suite 600 - 2443 Warrenville Rd., Lisle, Illinois               60532
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (630) 955-3711

Securities to be registered pursuant to Section 12(b) of the Act:     None

Securities to be registered pursuant to Section 12(g) of the Act:     Common
Stock, $.001 par value


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for
the past 90 days.                       Yes X      No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K                                  (           )

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 21, 1997: $34,875,000. Number of Common Stock, $0.001 par value, outstanding as of March 21, 1997: 6,445,185.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following document are incorporated by reference into this report on From 10-K where indicated: xxxxxxxxxxx



ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


TABLE OF CONTENTS


                                                                 Page

PART I
 ................................................................. 1
Item 1. Business................................................  1
Item 2. Properties.............................................. 15
Item 3. Legal Proceedings....................................... 15
Item 4.     Submissions of Matters to a Vote of Security
Holders......................................................... 15

PART II
 ................................................................ 16
Item 5.     Market for the Registrants' Common Equity
and Related Stockholder Matters................................. 16
Item 6.     Selected Financial Data............................. 17
Item 7.     Management's Discussion and Analysis of
Financial Condition and Results of Operations....................18
Item 8.     Financial Statements ............................... 20
Item 9.     Changes in and Disagreements
With Accountants on Accounting and Financial Disclosure..........20

PART III
 ................................................................ 20
Item 10. Directors and Executive Officers of the
Registrant...................................................... 20
Item 11. Executive Compensation................................. 22
Item 12. Security Ownership of Certain Beneficial
Owners and Management........................................... 24
Item 13. Certain Relationships and Related Transactions......... 24

PART IV
 .................................................................24
Item 14. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K............................................. 24

PART I

ITEM 1.     BUSINESS

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed below in "Risk Factors", as well as discussed elsewhere herein.

THE COMPANY
Summary of Business

MedCare Technologies, Inc. ("MedCare" or the "Company") has developed The MedCare Program, a non-surgical, non-drug, non-invasive and cost effective treatment program for urinary incontinence, as well as pelvic pain, chronic constipation, fecal incontinence, and disordered defecation. The MedCare program is a multi-modality program based primarily on behavioural techniques for treatment. These techniques include biofeedback using electromyography
(EMG), pelvic floor muscle exercises, and bladder and bowel re-training. The program is designed to activate and strengthen the various sensory-response mechanisms that maintain bladder and bowel control. The therapy is provided through computerized instrumental electromyography biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened, and coordinated.

Affecting an estimated 25 million Americans, urinary incontinence (UI) is the involuntary loss of bladder control and represents a significant cause of disability and dependence. Incontinence is one of the most prevalent, yet severely unrecognized problems in health care today. And as society ages, the physical, emotional and financial costs to those suffering and the costs to their caregivers, as well as the health care system, is expected to increase dramatically.

The psychosocial impact of UI imposes a tremendous burden on individuals, their families and health care providers. Patients experience odor, dampness, discomfort, depression, withdrawal from daily activities and a significant quality of life problem. Social interaction with friends and family, and even sexual activity, is restricted or avoided in the presence of incontinence. Sadly, many UI sufferers eventually confine themselves to a life of exile in their own homes. In fact, the U.S. Department of Health states that urinary incontinence is one of the major reasons why people institutionalize elderly family members, accounting for upwards of 50% of all admissions into nursing homes.

Despite the prevalence of incontinence, it is widely under-diagnosed and under-reported primarily because of the social stigma attached to UI. Many individuals are either too ashamed or too embarrassed to report the problem to their doctor or to a health care professional. Instead, a large number of people prematurely turn to the use of absorbent materials and supportive aids without having their condition properly diagnosed and treated. When sufferers do inquire, they discover that very few doctors are knowledgeable about UI. In fact, so few medical professionals have the adequate training to diagnose and offer treatment options that the U.S. Department of Health and Human Services, Agency for Health Care and Policy and Research, recommended that information about UI be included in the curricula of undergraduate and graduate health professional schools.

Urinary Incontinence

In March 1996, the US. Department of Health and Human Services published a Clinical Practice Guideline which estimated that urinary incontinence affects approximately 13 million Americans (of which 85% are woman) at an annual cost of $16 billion. However, because the incidence of incontinence is so widely under reported and under diagnosed, many industry observers believe that the total number of sufferers is well over 25 million, with approximately one third of these individuals also experiencing problems with bowel control.

Among the population between 15 and 64 years of age, the prevalence of UI ranges from 1.5% to 5% in men and from 10% to 25% in women. In one series of randomly selected women between the ages of 30 to 59, an amazing 26% reported having experienced UI at some time during adult life and 14% reported that they perceived UI as a social or hygienic problem. Woman suffer from UI far more often than men and at younger ages primarily because of the stress associated with pregnancy and childbirth.

For noninstitionalized individuals over the age of 60, the prevalence of UI ranges from 15% to 30%, with women having twice the prevalence of men. Between 25% to 30% of those identified as incontinent had daily or weekly episodes of incontinence. Among the more than 1.5 million nursing home residents, the prevalence of UI is 50% or higher, with incontinence episodes occurring more than once a day.

While most people associate the lack of bladder control with very old people, urinary incontinence affects adults of all ages and crosses all social, economic, racial and gender lines. Ingrid Nygaard, Assistant Professor of Obstetrics and Gynecology at the University of Iowa, conducted a study with 144 female exercisers between the ages of 18 and 21. An amazing 28% of these relatively young individuals experienced urine loss at some point.

Incontinence is a symptom rather than a disease. UI can be caused from a variety of pathologic, anatomic and physiological factors including: Damage to pelvic muscles from pregnancy; spina bifida; spinal injury; bladder infections; drug side effects; multiple sclerosis; Parkinson's disease; stroke; diabetes; age related changes in lower urinary tract; obesity and surgery (hysterectomy, cesarean section or prostatectomy) that may damage the bladder or urinary tract. For example, each year about 500,000 men undergo surgery for prostate cancer and approximately 10% of these patients suffer sphincter damage during the procedure, leading to incontinence.

There are six types of UI: urge, stress, overflow, reflex, functional and mixed. Of these six, urge and stress incontinence account for over 90% of all urinary incontinence.

Urge Incontinence

The involuntary loss of urine as a result of an abrupt and strong desire to void. The detrusor muscle, which controls bladder contractions, is irritated, unstable and contracts erratically. Individuals suffering from urge incontinence have the urge to urinate but cannot "hold it" until they reach the bathroom.

Stress Incontinence

The involuntary loss of urine during coughing, sneezing, laughing, exercise or other physical activity causes a sudden increase in intra-abdominal pressure. Stress incontinence is seen predominantly in women and is often caused by a decrease in the pelvic muscle strength due to childbirth, surgery or reduced hormones associated with menopause.

Overflow Incontinence

Overflow incontinence is often the result of a blockage in the lower urinary tract. This type of incontinence may have a variety of symptoms including constant dribbling and/or frequency, which is not improved by lying down.

Reflex Incontinence

Reflex incontinence is the loss of bladder control due to impaired nerve function.

Functional Incontinence

Functional incontinence is caused by factors outside the urinary tract such as chronic impairments of physical and/or cognitive functioning.

Mixed Incontinence

Mixed incontinence sufferers display more than one type of symptom. The most common form of mixed incontinence is a combination of stress and urge incontinence.

The MedCare Program for Incontinence

The MedCare program is individualized for each patient's needs and circumstances. It focuses on their clinical, cognitive, and residential status to produce a comprehensive program for bladder and bowel disorder sufferers. The MedCare Program is a multi-modality program based primarily on behavioural techniques for treatment. These techniques include biofeedback using electromyography (EMG), pelvic floor muscle exercises, and bladder and bowel re-training. The program is designed to activate and strengthen the various sensory-response mechanisms that maintain bladder and bowel control. The therapy is provided through computerized instrumental electromyography biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened, and coordinated. All patients entering the MedCare treatment program are initially evaluated by a physician and a biofeedback clinician whose expertise is in bowel and bladder control.

The MedCare Program is individualized for each patient's needs and circumstances. It focuses on their clinical, cognitive, and residential status to produce a comprehensive program for bladder and bowel disorder sufferers. The fundamental goals for the MedCare Program, as they relate to bladder and bowel function, are:

1. Increase the strength and tone of the pelvic floor muscles that prevent incontinence;
2.     Augment the motor efficiency of the striated pelvic floor muscles;
3. Enhance sensory-response systems that trigger motor activity that prevent or limit incontinence;
4. Decrease abnormal motor substitutions that are ineffective in preventing incontinence;

5. Re-establish normal muscle activity that may contribute to voiding and defecation dysfunction;
6. Provide patients with strategies that establish normal bowel and bladder habits;
7.      Reduce incontinence and symptoms of urgency and frequency.

To reach these goals the MedCare Program may use the following treatments or procedures:

1.     Biofeedback using electromyography;
2.     Bladder ultrasound;
3.     Aerodynamicist;
4.     Electrical stimulation of the pelvic floor muscles;
5.     Anorectal Manometry;
6.     Weighted vaginal cones;
7.     Rectal pressure balloons;
8.     Pelvic floor muscle exercises;
9.     Various behavioural programs for bladder and bowel re-training;
10. Behavioural strategies and home programs which generalize gains made within each treatment session to the patient's life situation.

The following disorders respond to this treatment:

Urinary Dysfunction

1.     Stress incontinence;
2.     Urge incontinence;
3.     Mixed stress and urge incontinence;
4.     Bladder disorders secondary to neurologic disorders;
5.     Urinary frequency and urgency;
6.     Hyperactive or dyssynergic sphincters;
7.     Pelvic floor muscle strengthening prior to bladder suspension surgery;

Bowel Dysfunction

1. Fecal incontinence, idiopathic, or due to muscle or nerve damage from obstetrical trauma, or surgery;
2. Disordered defecation caused by excessive spasm or activity of the pelvic floor muscles, i.e. constipation, acquired megacolon;
3. Bowel disorders secondary to neurologic disorders, i.e. CVA (stroke), incomplete spinal cord injury, multiple sclerosis, spina bifida, etc.;
4.     Hirschbrung's disease;
5.     Irritable bowel syndrome;
6. Adjunct to surgical procedures such as muscle transpositions, ostomy reversal surgeries, anal spincteroplasty, and imperforated anus;

Pelvic Floor Disorders

1.     Levator ani syndrome;
2.     Perineal descent syndrome;

3.     Spastic floor syndrome.

Admission to the MedCare Program

Admission to MedCare's program is by a physician's order for pelvic floor muscle strengthening or pelvic floor muscle spasm. The referral may come from a physician who has completely evaluated the patient and has determined that EMG biofeedback therapy in conjunction with behavioural programs is a reasonable treatment for the patient. The referral may also come from a physician who would like more assessment of the patient. In that case, the patient would be referred to the physician working with MedCare's program for evaluation to see if he or she is an appropriate candidate for EMG biofeedback therapy. A patient can also self refer to the MedCare program, but must first be evaluated by the physician working with MedCare's program to see if they are appropriate. The cost of the MedCare program is covered by most insurance companies.

Course of  treatment

The MedCare Program begins by having the clinician review the patients medical history. The clinician then conducts an in-depth verbal interview with the patient regarding his or her bladder or bowel dysfunction. A patient diary is then given to the patient to fill out for a week at a time to better keep track of their symptoms. This diary is reviewed each visit and helps to track patient progress and improvement.

The patient then undergoes a physical assessment which varies according to the patients disorder and symptoms. In the case of bladder dysfunction the physical assessment may include EMG measures of the pelvic floor showing baselines, maximum contraction/relaxation, and degree of maladaptive abdominal substitution with attempts at pelvic floor muscle contraction. A bladder scan, catheterization, or aerodynamicist may also be done. These help to evaluate the patients post void residual volumes, bladder compliance, presence of uninhibited bladder contractions, and sensation related to increasing levels of bladder infusion.
In the case of bowel dysfunction the physical assessment consists of EMG measures of the pelvic floor muscles showing baselines, maximum contraction/relaxation, degree of maladaptive abdominal substitution with attempts at pelvic floor muscle contractions, and the ability to relax with defecation maneuvers. Anal manometry, may also be done, to show the dynamic characteristics of the pelvic floor, coordination and synchrony of the internal and external anal sphincters, and sensation in response to varying degrees of rectal distention.

After the evaluation identifies the patients dysfunctional motor patterns, the MedCare treatment program is then individualized to include the modalities that will be used and a home exercise program. At each consecutive treatment session the patient's progress is reviewed, new goals are set, and the patient's program is changed to accommodate their current situation and symptoms.

Length of  Treatment

Treatment sessions are usually one hour in length, one week apart initially with the inter treatment interval increasing thereafter for most ambulatory non-neurological compromised outpatients. As a result most patients will be seen over a three to four month period with an average of six to eight treatment sessions. MedCare's program relies on patients following a specific individual home exercise program that is updated during each treatment session. However, if the patient's condition demands more intensive therapy (i.e. neurologic disorders, cognitive dysfunction, pediatric patients), or if the patient's ability to perform the home program is compromised the treatment sessions may need to be scheduled more frequently and over a longer period of time.

Contradictions to Treatment

The most significant contradictions to MedCare's program is the patient's lack of motivation, inability to follow directions, and failure to remember to do their home exercise program. However, since each patient is assessed carefully, thoroughly and followed closely, the clinician can determine within just a few sessions if the patient will benefit from the program or not. If the patient is found to be inappropriate for therapy, other methods of treatment will be offered such as regular toileting or adaptive equipment. In addition, the evaluating physician may also determine contradictions to therapy such as anatomic obstruction, severe descensus, prolapse, or severe neurologic disorder.

Effectiveness Of The MedCare Program

The value and effectiveness of neuromuscular re-education therapy and behavioural techniques has been well documented by many notable and respected researchers. Studies in the various application of biofeedback (EMG) combined with behavioural treatments report a range of 54% to 95% improvement in incontinence across different patient groups. The researchers of one such study were able to obtain a mean 82% reduction in stress incontinence and a range of 30% to 100% reduction in urge incontinence. With regard to fecal incontinence with various age groups, including geriatric patients and children with spina bifida, reports indicate a range of 66% to 77% using behavioural and neuromuscular re-education techniques.

A combined analyses of 22 articles that dealt with behavioural techniques in community dwelling adults were reviewed by a subcommittee of behavioural experts and then by external reviewers. The number of patients (both male and female) studied in the combined analyses was 887, with an average age of 53 years. The number of baseline incontinent episodes ranged from 4 to 21 per week, per article, with an overall average of 6 per week. Based on the weighted combined data, the average percent reduction in incontinence frequency at the end of treatment was 64.6%, with a 95% confidence interval ranging from 58.8% to 70.4%.

Successful application of behavioural treatment and neuromuscular re-education therapy using biofeedback is highly dependent on the knowledge and skill of the health care provider. This very important factor is the principle reason for such a wide percentage range in the studies mentioned above. In contrast, MedCare's protocols are in-depth, standardized and comprehensive. All MedCare trained clinicians receive training in every aspect of the treatment program, including familiarity with evaluation techniques, anatomic and physiologic correlates of the different forms and symptoms of bladder dysfunction, instrumentation and behavioural principles that guide the MedCare program for incontinence.

Expansion of The MedCare Program

The MedCare Program is available through the practices of physicians (urologist, urogynecologist, gastroenterologist, and/or colon rectal surgeon) either in a private office, clinic, or a hospital setting.

For the physician, the MedCare Program is a turn-key system that includes equipment, trained personnel, model policies and procedures, billing and collections assistance and an active marketing program in each local community where the Program is available. Inclusive of equipment and training costs, each site is expected to cost around $30,000 to establish.

As at March 21, 1997, the MedCare Program is available in the three states listed below:

Oklahoma
The MedCare Program with
Dr. Michael Blue
800 - 500 E. Robinson
Norman, OK, 73071
Tel: 405-321-7817

Kansas
The MedCare Program with
Dr. Herb Hodes
4840 College Blvd
Overland Park, KS, 66211
Tel: 913-327-7723

Florida
The MedCare Program with
Dr. Jake Jacobo
2 - 3586 Aloma Ave
Winter Park, FL, 32792
Tel: 407-671-1442

Additional locations are planned in 1997 for Colorado, Texas, Wisconsin, New York, Illinois, as well as possible additional sites in the Oklahoma, Kansas and Florida. To aid in the expansion of The MedCare Program, an experienced sales team consisting of ten representatives has been assembled to market the Program to Physicians. As compensation, each sales representative will receive consideration from the sale of the equipment that MedCare uses in each of its sites. This consideration is paid by the vendor of the equipment and not by the Company.

Marketing of The MedCare Program

In a study of 3,638 patients over age 20 who saw their physicians during an 11 week period, 43% of women and 11% of men (33% overall) reported current UI. 75% of these patients had not yet informed a health care professional, however, more than a third said they would see a physician if treatment were available. In the meantime, many are pre-maturely drawn to the use of absorbent products as a result of extremely effective marketing by major manufacturers, such as Kimberly Clark, Procter & Gamble and Johnson & Johnson. Thus allowing millions of sufferers to hide their condition without anyone ever discovering their UI and resulting in an average sufferer waiting between 7 and 9 years before seeking help.

This study reveals the crux of the problem: A significant number of incontinence sufferers do not seek medical guidance of any kind either because they are too embarrassed, believe their condition is a normal part of aging or bearing children or are not aware that a genuine medical treatment is available. This general ignorance on the part of the patient is compounded by the fact that so few people in the medical community are knowledgeable.

When an effort is made to educate and market to incontinence sufferers, most are amazed at the significant drawing power of simple marketing and sales programs. For example, The New York Times reported an incidence in which the authors of "Staying Dry: A Practical Guide to Bladder Control" (Dr. Kathryn L. Burgio, K. Lynette Pearce and Dr. Angelo J. Lucco) were rejected by 50 publishers before Johns Hopkins Press accepted the manuscript. Within several days of a mention of the book in an Ann Landers column, Johns Hopkins Press was flooded by over 20,000 letters. Within a matter of months, over 50,000 copies of the book had been sold, becoming the biggest selling book of its kind in such a short period of time.

MedCare's marketing and sales strategy is designed to promote general awareness of incontinence and that an effective treatment program is readily available. The majority of the Company's advertising is directed towards the sufferer through a combination of brochures, print ads, direct mail, radio, TV, doctor referrals, seminars and general public relations within a defined area. The Company's past experience with such marketing has been very favorable, with print and referrals being the best source of new patient flow.

The Company targets much of its marketing and advertising to those individuals that are prime candidates, namely women over the age of 35, men who have undergone prostate surgery, nursing home residents, new mothers, female athletes and current incontinence patients. A secondary audience for MedCare's advertising will be friends and family and the professional audience, which includes gynecologists/obstetricians, general practitioners, family practitioners, geriatricians, gastroenterologists, nurse practitioners, and nursing home administrators. Past experience indicates that once an effective marketing program has been launched, much of the continued draw comes from word of mouth referrals from patients and doctor referrals.

Competitive Treatment Options for UI

Some currently available alternatives for the treatment of urinary incontinence include:

Absorbent Products and Diapers

Similar to baby diapers, adult diapers and pads capture urine upon leakage. While the product has improved over the last few years, most users find the bulky size, inconvenience, lack of control over urine flow, discomfort from wetness, embarrassment over the appearance and odour of urine and ongoing cash outlay to be major disadvantages.

It has been estimated that the typical UI sufferer in the US spends between $1200 to $1500 annually on these types of products. Retail sales of adult absorbent products surpassed $1.5 billion last year according to industry sources, compared to $496 million in 1987 and just $173 million in 1982.

Early dependency on absorbent products is often a deterrent to continence by giving the wearer a false sense of security and removes their motivation to seek evaluation and treatment. When used improperly, absorbent products may contribute to skin breakdown and urinary tract infections. As a result, meticulous care and frequent changes are required.

Surgery

A variety of surgical procedures are utilized more for stress incontinence than urge or mixed incontinence. Surgeries usually involve elevating and stabilizing the urethra and the bladder neck in order prevent hypermobility. These procedures are delicate, complicated procedures whose success depends on a number of factors, including the degree of the pathology and the operating physician's experience. Accordingly, outcomes are generally varied. Surgery is quite an expensive and traumatic procedure requiring a hospital stay and several weeks of recovery time. A typical bladder suspension, for example, costs over $10,000 to perform. An estimated 60,000 bladder suspension procedures are performed annually in America.

Indwelling Catheters

An indwelling, or Foley, catheter is a closed sterile system inserted into the bladder through the urethra in order to allow for drainage of the bladder directly through a tube into a urine collection bag. While the individual typically remains dry, most experience the inconvenience of the long tube and collection bag. For continuous users, urinary tract infections are of concern.

Another similar product, called the Reliance and developed by UroMed Corp., is a balloon-tipped device that is inserted into the urethra and then inflated in order to block the flow of urine. When the user needs to urinate, a string is pulled to deflate and remove the device. On average, each patient is expected to use about 90 inserts monthly, or 1080 annually, and no insurance reimbursement is expected. In a recent multicenter study, almost 40% of the 215 women enrollees withdrew from the study within four months primarily because of discomfort or an inability/unwillingness to use the product.

Implanting Devices and Injectable Materials

Implantation of foreign materials into the body, such as an artificial sphincter, are used relatively infrequently due to the highly invasive and high complication rate as compared with other procedures. Injectables, which include collagen, polytetrafluoroethylene and other materials, are inserted into the tissue surrounding the urethral sphincter using a small-gauge hypodermic needle under local anaesthesia. The injection of the material increases muscle tone of the sphincter by increasing bulk and offering greater resistance to urine flow.

Periurethral injections generally show promise when used in patients suffering from specific anatomical defects, principally intrinsic sphincteric deficiency, thus limiting its use to about 10% to 15% of the UI population. In addition to the high cost of such injections, around $2,500, there is some degree of side effects.

Electrical Stimulation

Electrical stimulation involves the application of a low level electric current to stimulate or inhibit the pelvic muscles or their nerve supply.

Mechanical Devices

Most mechanical devices, such as vaginal pessaries, diaphragm rings and other inflatable and non-inflatable devices, work by supporting the urethrovesical junction. Despite their wide availability, these products have not gained wide acceptance among UI sufferers. In addition to the difficulty of properly fitting patients with these devices, other potential adverse side effects include vaginal discharge and tissue erosion.

Drugs

Drugs typically used for the treatment of incontinence act on the nerve receptors associated with the bladder neurotransmitter system and generally alleviate the symptoms in part but are seldom curative. Drugs also may cause adverse side effects, often affecting the cardiovascular and circulatory systems, along with the possibility of urinary retention and unwanted interactions with other drugs. Currently, most drugs require continual, life long usage in order to control urinary incontinence symptoms.

Ignorance of Sufferers And The Medical Community

The greatest competition, by far, comes from the ignorance of the marketplace. A significant number of incontinence sufferers do not seek medical guidance of any kind either because they are too embarrassed, believe that their condition is a normal part of aging or bearing children or are not aware that a genuine medical treatment is available. Not only are UI sufferers ignorant of the care and treatment options available for their condition, but so are a vast number of people in the medical profession. In fact, so few doctors are knowledgeable about UI that the Agency for Health Care Policy and Research recommended that information about UI be included in the curricula of undergraduate and graduate health professional schools.

Another area of competition for MedCare Technologies comes from gynaecologists, urologists and urogynaecologists. Many, if not most, of these medical professionals advocate drugs or surgery as their preferred choice of treatment for incontinent patients primarily because they have been trained to do so and are financially motivated to offer treatments surgery, drugs and other invasive treatment options.

"Ma & Pa" Clinics

At present, there are a number of small incontinence clinics, or ancillary programs offered by doctors, hospitals or therapists, scattered across North America that use a combination of currently available non-invasive alternative treatment options to treat UI patients. Most, if not all, of these clinics have limited financial strength for adequate marketing and advertising and often operate a "ma and pa" type of business. Some of these clinics include small operations in Chicago, IL and Milwaukee, WI (The Continence Control Service), Southern Florida (Advantage Medical), Burbank, CA (Continence Restoration Service), Bryn Mawr, PA (Uro-Rehab) and First Choice for Continence.

Employees

At March 21, 1997, the Company employed 8 employees, including 1 part time employee. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people want to work. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees is represented by labor unions or other collective bargaining groups.

RISK FACTORS

Limited Operating History; History of Losses; Profitability Uncertain

Since inception, MedCare Technologies has primarily been engaged in the research and development of its treatment program for bladder and bowel incontinence and has incurred significant operating losses. The Company expects to continue to incur significant operating losses as new MedCare sites are opened and as funds are expended to attract potential clients for the MedCare Program. While there is ample evidence that significant demand exists for a treatment program such as MedCare's, there is no guarantee that MedCare will be successful in achieving its operating goals or successful in gaining wide acceptance among physicians or sufferers. As a result, the Company may continue to suffer losses from operations in the future.

Reliance on Skilled and Key Personnel; Risk of Inadequate Funding

As a part of its expansion plans, the Company plans to expend substantial funds for recruiting and training highly skilled personnel, purchasing medical equipment and for advertising and marketing. There can be no assurances that these highly skilled individuals, such as registered nurses, will be readily available and slower than anticipated sales growth may adversely affect the company's ability to continue funding its expansion program. The Company is also dependent upon a number of key management personnel. The loss of the services of one or more key individuals would have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain other highly qualified scientific and management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

In order to finance the Company's future growth, MedCare intends to seek additional funding through public or private financings, collaborative or other arrangements, or from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. In addition, sales of substantial amount of common stock in the public market could adversely affect prevailing market prices and impair the Company's future ability to raise capital through the sale of its equity securities. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If the proposed offering is not successful or if adequate funds are not otherwise available, the Company may be required to scale back or delay the expansion of The MedCare Program and eliminate any future potential research and development project, or to obtain funds through entering into arrangements with collaborators or others that may require the Company to relinquish rights to certain parts of MedCare Program or to cease operations.

Dependence on One Treatment Program

MedCare Technologies expects to derive a substantial majority of its future revenues from its bladder and bowel incontinence program, as well revenues from the treatment of pelvic pain, chronic constipation, and disordered defecation. If the Company is unable to successfully commercialize its treatment program, the period during which the Company is in the development stage would be extended significantly. This would have a material adverse effect on the Company's business, financial condition and results of operations.

Protection of Proprietary Treatment Program

The Company's ability to compete and expand effectively will depend, in part, on its ability to develop and maintain proprietary aspects of its treatment program for bladder and bowel incontinence. The Company relies on an unpatented proprietary treatment protocol and there can be no assurances that others may not independently develop the same or similar program or otherwise obtain access to the Company's unpatented proprietary protocols.

In addition, the Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary protocols, or that an equivalent program will not be marketed in competition with the Company's program, thereby substantially reducing the value of the Company's proprietary treatment program. There can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information.

Uncertainty Relating to Service Pricing,  Reimbursement and Related Matters

The Company's business may be materially adversely affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets the pricing or profitability of health care products and services is subject to government control. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to raise capital or form collaborations, and the adoption of such proposals or reforms could have a material adverse effect on the Company.

In addition, in both the United States and elsewhere, sales of health care products and services are dependent in part on the availability of reimbursement from third party payors, such as government and private insurance plans. In the United States and in certain foreign countries, third-party reimbursement is currently generally available for certain procedures, such as surgery and biofeedback training by EMG application, and generally unavailable for patient management products such as diapers, pads, and urethral plugs. While the Company's treatment program is currently covered by third party payers, there can be no assurances that such coverage will remain in effect in the future.

Volatility of Stock Price; No Dividends; Dilution

The market prices for securities of early stage development and technology companies (including the Company) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other technology companies including the development of new treatment protocols, drugs or therapies, technological innovations, governmental regulations, developments in patent or other proprietary rights, litigation or public concern as the safety of the services and products offered by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

Anti-Takeover Provisions
The Company is subject to provisions of the Delaware General Corporation Law which may make certain business combinations more difficult.

EXECUTIVE OFFICERS

Each executive officer is elected to office by the Board of Directors and holds the office until his successor is elected and qualified. The executive officers of the Company are:

HARMEL S. RAYAT (35) - Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Mr. Rayat is one of the co-developers of the MedCare Program. Mr. Rayat has been in the venture capital industry since 1981 and since January 1993 has been the president of Hartford Capital Corporation, a company specializing in providing early stage funding and investment banking services to emerging growth corporations. From 1989 through December 1992, Mr. Rayat was the president of K.S. Rayat & Company, an investment banking and venture capital company, where he was responsible for research, due diligence and investment strategy in early stage, start up venture capital investments. From April 1996 to the present, he has been president of Hartford Capital Management, Inc., an investment management corporation where he is responsible for research and making direct equity investments in emerging growth companies. Mr. Rayat has been a director of the Company since September 1995 and the president since June, 1996. Mr. Rayat is also a director of Far West Resources, Inc., a non-reporting company trading on the NASD OTC Bulletin Board.

VALERIE BOELDT-UMBRIGHT (31) - Vice President - Clinical Services. Mrs. Boeldt-Umbright is registered nurse, with a Bachelors of Science degree in community health education from Northern Illinois University. With over two years of actual management experience in the day-to-day operation of the Incontinence Clinic in Chicago, Mrs. Boeldt-Umbright has supervised personnel, dealt with insurance and reimbursement matters, marketing and physician interaction and referrals. She has instructed patients in biofeedback for their pelvic floor muscles, established individualized neuromuscular re-education programs, written new clinical protocols and articles for publication and has worked as a member of a university team to provide excellent care and medical treatment for patients. Mrs. Boeldt-Umbright was a nurse insurance examiner in the PMI Division of Equifax Systems from October 1991 to September 1992. From June 1992 to July 1994, she was employed at the Premier Rehabilitation Center of Chicago, where she established a nursing and health education program and was the sole nurse responsible for traumatic brain injury and spinal cord injury clients. At this facility she also established a medication program and bowel/bladder programs, and taught inservices, training classes and health care classes for clients and staff. From March 1994 to September 1996, Mrs. Boeldt-Umbright was the Manager of Incontinence Control Services. In this position, she handled all manager responsibilities, including supervising personnel, insurance claims, marketing and physician interaction and referral, wrote articles for publication and assisted in research. Since March, 1996, she has been Vice President and Director of Clinical Services of the Company.

DIANE NUNZIATO (42) - Ms. Nunziato has a Bachelors of Science and a Masters of Clinical Science from the University of Western Ontario, as well as numerous certifications in courses ranging from adult learning, clinical supervision and instruction, group dynamics, learning theories and management. Ms.
Nunziato has been instrumental in developing and refining the clinical protocols for The MedCare Program and in structuring and developing training courses, developing new teaching techniques and methods of presentation, quality assurance and evaluation of clinical and support staff and has an in-depth knowledge of every aspect of establishing a clinical system, including marketing, billing, medical products and equipment, patient and physician interaction and the training and supervision of personnel. Since July 1990, Ms. Nunziato has been one of the 21 international instructors of the Hanen Resource Center, where she is responsible for the presentation of intensive adult learning courses throughout Canada, the United States and internationally. Ms. Nunziato has been a Director of the Company since November 1995.

KUNDAN S. RAYAT (68) - Secretary - Mr. Rayat has over 45 years of experience as an entrepreneur and owner of a diverse spectrum of businesses, ranging from automotive to heavy construction, on three different continents. Since 1985, Mr. Rayat has been a principal of K.S Rayat & Company and has primarily devoted his time to venture capital, investing in numerous start up venture, and providing seasoned management advice to emerging market companies. He has been a Director and Secretary of the Company since August 1995.

MICHAEL M. BLUE (53) - Medical Director - Dr. Michael Blue is a member of the American Medical Association, Oklahoma State Medical Association and the American Urological Association. Dr. Blue is a board certified urologist who has practiced general urology in private practice for twenty years. He joined the Board of Directors of the Company in August 1996 and is responsible for supervising and continuing the development of all medical aspects of the MedCare Program, as well as interacting and answering questions from other doctors within the MedCare system.

ITEM 2:     PROPERTIES

The Company currently has the use of approximately 500 square feet of office space, the use of 2 board rooms, and all office equipment, including a photo copier and telephone equipment, on a shared basis with the Company's President. These premises are located at suite 1408 - 400 Burrard Street, Vancouver, BC, V6C 3G2 and there is no lease in place. Through Manon Consultants Ltd., the Company also maintains a clinic currently being utilized as a developmental facility for the MedCare Program. This clinic is 200 sq feet in size and is located within a senior citizens health facility at the Kerby Center For Seniors located at 1133 - 7th Ave, SW, Calgary, Alberta, T2T 1B2. The rent on this facility is approximately $400 per month. Additional clinical facilities are being maintained at suite 800 - 500 E. Robinson, Norman, OK, 73071 and 4840 College Blvd, Overland Park, KS, 6621. No rent is being paid on these facilities.

ITEM 3:     LEGAL PROCEEDINGS

(a)          The Company is not a party to any legal proceedings.
(b) No material legal proceedings were terminated in the fourth quarter.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996

PART II

ITEM 5:     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
MATTERS.

(a)     Market Information

The Company's common stock trades on the NASD Electronic Bulletin Board under the symbol "MCAR". On August 11, 1995, the Company authorized a reverse split of 1200:1. Prior to August 11, 1995, the Company traded under the name of Multi-Spectrum Group, Inc. The following table sets forth the high and low sale price information as reported by America Online for the periods indicated:


                          1996                             1995
                   High         Low                 High          Low

1st Quarter   $   4 7/8          4 1/4              .03           .02
2nd Quarter       5 5/8          4 3/4              .03           .02
3rd Quarter       5 5/8          4 3/4              6 1/2         .02
4th Quarter       5 1/8          4 3/8              6             3 3/4

(b)     Holders

As of March 21, 1997, there were approximately 188 stockholders of record of the Company's Common stock.

(c )     Dividend Policy

The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

ITEM 6:     SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data for the Company for the five years ended December 31, 1996:

Consolidated Statements of
Operations Data                         Years Ended December 31, 1996

                           1996         1995         1994   1993      1992
Revenues             $     8,118        1,729        0      0         0

Expenses
     General and Admin     487,324   692,762         0      0         8,773
     Total Expenses        487,324   692,762         0      0         8,773

Other Income
     Interest Income       2,801     0               0      0         0

Net Loss                   (476,405) (691,033)       0      0         0

Net (Loss) Per Share       ($0.07)   ($0.11)         -      -         -



Consolidated Balance
Sheet Data                              Years Ended December 31, 1996

                           1996       1995          1994    1993      1992

Cash                   $   220,562    44,975        0       0         0

Total Current Assets       256,920    45,615        0       0         0

Total Assets               573,618    358,130       50      50        50

Total Current Liabilities  57,007     24,114        0       0         0

Accumulated Deficit       (1,185,465) (733,060)    (42,027) (42,027)  (42,027)

Total Stockholder's        573,618    334,016       50      50        50
equity

The Company expects to incur substantial additional costs prior to reaching profitability, including costs related to site research, personnel training and on-going training costs, advertising and marketing costs related to each MedCare Program opening, costs related to purchase of equipment and printing costs. As a result, the Company will require substantial additional funds, and the Company may seek expansion funding, private or public equity investments, and possible future collaborative agreements to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed below in "Risk Factors", as well as discussed elsewhere herein.

Overview

The Company has developed The MedCare Program, a non-surgical, non-drug, non-invasive and cost effective treatment program for urinary incontinence, as well as pelvic pain, chronic constipation, fecal incontinence, and disordered defecation. The MedCare program is a multi-modality program based primarily on behavioural techniques for treatment. These techniques include biofeedback using electromyography (EMG), pelvic floor muscle exercises, and bladder and bowel re-training. The program is designed to activate and strengthen the various sensory-response mechanisms that maintain bladder and bowel control. The therapy is provided through computerized instrumental electromyography biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened, and coordinated.

To date, MedCare has not received any significant revenues. The Company has been unprofitable since its inception and expects to continue to incur substantial losses for at least the next 12 to 24 months, and perhaps into the foreseeable future, due the "start up" nature of the Company's business and to costs related to site research, management personnel training and on-going training costs, advertising and marketing costs related to each MedCare Program opening, and the costs related to purchase of equipment and printing costs. As a result, the Company will require substantial additional funds, and the Company may seek expansion funding, private or public equity investments, and possible future collaborative agreements to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.
While the Company expects to start generating revenues from two recently established MedCare centers in Norman, Oklahoma and Overland Park, Kansas, there can be no assurance that the Company will achieve either significant revenues from these, or any other future sites, or profitable operations. The Company expects that losses will vary from quarter to quarter. The Company has financed its research and development activities and operations primarily through private placements of its equity securities. As of December 31, 1996, the Company's accumulated deficit was approximately $1.2 million.

Results of Operations

The Company had revenues of $8,118, $1,729 and $0 for the years ended December 31, 1996, 1995 and 1994. Revenues for 1996 and 1995 are primarily from the Company's Canadian developmental and research clinic in Calgary, Alberta. Since the Company does not expect to receive any third party insurance reimbursement, which limits any significant revenue potential for this site, and since the majority of the Company's activities are US based, MedCare may consider various options with regard to this location, including the possibility of closure in the very near future. The majority of the Company's future continued research and development will be conducted at the Company's present locations and any future potential centers. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operation for several years. During the next several years, the Company expects to derive the majority of its potential revenues from the opening of new MedCare Program centers in the United States.

The Company incurred start up costs from January 1, 1995 to September 30, 1995 amounting to $542,706. This total amount was charged to operations during the year ended December 31, 1995, resulting in a total loss of $691,033 or $0.11 loss per share for the year ended December 31, 1995. Total expenses declined by 33% for the year ended December 31, 1996, resulting in a total loss $452,405, or $0.07 per share. Since the Company is currently in the process of hiring additional staff, incurring greater advertising and marketing expenses at current centers and future potential centers, and other costs related to opening additional centers in various parts of the United States, MedCare expects its general and administrative expenses to increase dramatically in 1997 and 1998. Should the Company not generate any significant revenues from its present and future contemplated operations, the Company may continue to incur significant losses from operations into the foreseeable future. Interest income was $2,801, $0 and $0 for the years ended December 31, 1996, 1995 and 1994. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates. There was no interest expense incurred on notes payable of $60,635 and $23,135 during the year ended December 31, 1996 and December 31, 1995.

Since inception, the Company has incurred substantial losses, and as a result, there has been no provision for income taxes. The has net operating losses that will expire beginning with the years 2003 through 2008, in the amount of $1,200,691 and $575,960, in 1996 and 1995, respectively, unless utilized by the Company.

Liquidity and Capital Resources

MedCare Technologies has financed its operations primarily through private placements of Common Shares and the exercise of Stock Options totalling $755,000 for the year ended December 31, 1995, and $611,000 for the year ended December 31, 1996. At December 31, 1996, the Company had a cash balance of $220,562, compared to a cash balance of $44,975 at December 31, 1995. On February 4, 1997, the Company agreed to a private placement of 176,000 Common Shares at an offering price of $6.25 per share for a total value of $1,100,000.

The Company's future funding requirements will depend on numerous factors, including the Company's ability to establish and operate profitability current and future MedCare Program locations, recruiting and training qualified management and clinical personnel, competing against any potential technological advances in the treatment of urinary incontinence and other afflictions of the pelvic floor area, and the Company's ability to compete against other better capitalized corporations who offer alternative or similar treatment options for urinary incontinence and other afflictions of the pelvic floor area.

Due to the "start up" nature of the Company's business, the Company expects to continue to incur substantial losses for at least the next 12 to 24 months, and perhaps into the foreseeable future. As a result, the Company will require substantial additional funds, and the Company may seek additional expansion funding, private or public equity investments, and possible future collaborative agreements to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

ITEM 8:     FINANCIAL STATEMENTS

The financial statements and financial statement schedules are incorporated by reference in this report on pages F-1 through F-15.

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of that sets forth as of March 21, 1997 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for election at the Company's 1996 Annual Meeting, which was held on June 18, 1996. All Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

HARMEL S. RAYAT (35) - Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Mr. Rayat is one of the co-developers of the MedCare Program. Mr. Rayat has been in the venture capital industry since 1981 and since January 1993 has been the president of Hartford Capital Corporation, a company specializing in providing early stage funding and investment banking services to emerging growth corporations. From 1989 through December 1992, Mr. Rayat was the president of K.S. Rayat & Company, an investment banking and venture capital company, where he was responsible for research, due diligence and investment strategy in early stage, start up venture capital investments. From April 1996 to the present, he has been president of Hartford Capital Management, Inc., an investment management corporation where he is responsible for research and making direct equity investments in emerging growth companies. Mr. Rayat has been a director of the Company since September 1995 and the president since June, 1996. Mr. Rayat is also a director of Far West Resources, Inc., a non-reporting company trading on the NASD OTC Bulletin Board.

VALERIE BOELDT-UMBRIGHT (31) - Vice President - Clinical Services. Mrs. Boeldt-Umbright is registered nurse, with a Bachelors of Science degree in community health education from Northern Illinois University. With over two years of actual management experience in the day-to-day operation of the Incontinence Clinic in Chicago, Mrs. Boeldt-Umbright has supervised personnel, dealt with insurance and reimbursement matters, marketing and physician interaction and referrals. She has instructed patients in biofeedback for their pelvic floor muscles, established individualized neuromuscular re-education programs, written new clinical protocols and articles for publication and has worked as a member of a university team to provide excellent care and medical treatment for patients. Mrs. Boeldt-Umbright was a nurse insurance examiner in the PMI Division of Equifax Systems from October 1991 to September 1992. From June 1992 to July 1994, she was employed at the Premier Rehabilitation Center of Chicago, where she established a nursing and health education program and was the sole nurse responsible for traumatic brain injury and spinal cord injury clients. At this facility she also established a medication program and bowel/bladder programs, and taught inservices, training classes and health care classes for clients and staff. From March 1994 to September 1996, Mrs. Boeldt-Umbright was the Manager of Incontinence Control Services. In this position, she handled all manager responsibilities, including supervising personnel, insurance claims, marketing and physician interaction and referral, wrote articles for publication and assisted in research. Since March, 1996, she has been Vice President and Director of Clinical Services of the Company.

DIANE NUNZIATO (42) - Director. Ms. Nunziato has a Bachelors of Science and a Masters of Clinical Science from the University of Western Ontario, as well as numerous certifications in courses ranging from adult learning, clinical supervision and instruction, group dynamics, learning theories and management. Ms. Nunziato has been instrumental in developing and refining the clinical protocols for The MedCare Program and in structuring and developing training courses, developing new teaching techniques and methods of presentation, quality assurance and evaluation of clinical and support staff and has an in-depth knowledge of every aspect of establishing a clinical system, including marketing, billing, medical products and equipment, patient and physician interaction and the training and supervision of personnel. Since
July 1990, Ms. Nunziato has been one of the 21 international instructors of the Hanen Resource Center, where she is responsible for the presentation of intensive adult learning courses throughout Canada, the United States and internationally. Ms. Nunziato has been a Director of the Company since November 1995.

KUNDAN S. RAYAT (68) - Secretary. Mr. Rayat has over 45 years of experience as an entrepreneur and owner of a diverse spectrum of businesses, ranging from automotive to heavy construction, on three different continents. Since 1985, Mr. Rayat has been a principal of K.S Rayat & Company and has primarily devoted his time to venture capital, investing in numerous start up venture, and providing seasoned management advice to emerging market companies. He has been a Director and Secretary of the Company since August 1995.

MICHAEL M. BLUE (53) - Medical Director. Dr. Michael Blue is a member of the American Medical Association, Oklahoma State Medical Association and the American Urological Association. Dr. Blue is a board certified urologist who has practiced general urology in private practice for twenty years. He joined the Board of Directors of the Company in August 1996 and is responsible for supervising and continuing the development of all medical aspects of the MedCare Program, as well as interacting and answering questions from other doctors within the MedCare system.

ITEM 11:     EXECUTIVE COMPENSATION

The following tables shows, for the three years period ended December 31, 1996, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for such year, to the Company's Chief Executive Officer and the Company's other executive officers.

Summary Compensation Table
                                                   Long-Term
                    Annual Compensation           Compensation Awards

Name and                               Securities Underlying
Principal Position     Year   Salary $   Bonus $       Stock Options   Other

Harmel S. Rayat       1996     - 0 -     - 0 -          160,000          - 0 -
President, CEO        1995     2,500     - 0 -          150,000
& CFO                 1994     - 0 -     - 0 -           - 0 -           - 0 -

Valerie Boeldt-       1996     18,125    - 0 -           40,000          - 0 -
Umbright              1995     - 0 -     - 0 -           - 0 -           - 0 -
Clinical Director     1994     - 0 -     - 0 -           - 0 -           - 0 -

Michael Blue          1996     - 0 -     - 0 -           40,000          - 0 -
Medical Director      1995     - 0 -     - 0 -           - 0 -           - 0 -
                      1994     - 0 -     - 0 -           - 0 -           - 0 -

Kundan S. Rayat       1996     - 0 -     - 0 -           - 0 -           - 0 -
Secretary,Treasurer   1995     - 0 -     - 0 -           - 0 -           - 0 -
Director              1994     - 0 -     - 0 -           - 0 -           - 0 -

Diane Nunziato        1996     - 0 -     - 0 -           - 0 -           - 0 -
Director              1995     - 0 -     - 0 -           - 0 -           - 0 -
                      1994     - 0 -     - 0 -           - 0 -           - 0 -


Stock Options

The following table contains information concerning the grant of stock options to the named executive officers of the Company during the Company's fiscal year ended December 31, 1996:

                             % of Total Options
                             Granted to Employees
Name       Stock Options(1)  In Fiscal Year    Exercise Price  Expiration Date

Harmel S. Rayat  160,000     53.3%             $4.50           June 20, 2001
President, CEO

                              % of Total Options
                              Granted to Employees
Name        Stock Options(1)  In Fiscal Year    Exercise Price  Expiration Date

Valerie Boeldt- 40,000 (3)       13.3%            $4.50          June 20, 2001
Umbright

Michael Blue    40,000 (4)       13.3%            $4.50          June 20, 2001


(1) All of these options were granted pursuant to the Company's 1996 Employee Stock Option Plan.
(2) These options fully exercisable at any time.
(3) These options are fully exercisable after June 20, 1997.
(4) These options are fully exercisable after August 15, 1997.

Option Holdings

                                               Value of unexercised options
       Number of unexercised options           in-the- money
             at fiscal year end                Options at fiscal year end (1)
Name         Exercisable     Unexercisable     Exercisable     Unexercisable

Harmel S. Rayat  160,000                       $90,000
President, CEO

Valerie Boeldt-   40,000     40,000            $22,500
Umbright

Michael Blue      40,000     40,000            $22,500

(1) Represents the fair market value of the Company's Common Stock on December 31, 1996 ($5.0625 per share on the closing on the NASD Electronic Bulletin Board) minus the exercise price per share, of the in-the-money options, multiplied by the number of shares subject to each option.

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
The following table sets forth, as of March 21, 1997, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

Person or Group               Number of Shares               Percent

Harmel S. Rayat               2,000,000                       31.03%
5131 Highgate Street
Vancouver, B.C., V5R 3G9

All directors and executive
officers as a group(1 person) 2,000,000                       31.03%

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company maintains offices on a shared basis with its President and Chief Executive Officer. The President and Chief Executive Officer loaned the Company $12,500 and is also the son of one of the Directors. On October 1, 1995, the Company acquired 100% of Manon Consulting Ltd for nominal value. Diane Nunziato, a Director of the Company, was a minority shareholder of Manon Consulting at the time of the transaction, which was approved by both boards after disclosure.

PART IV

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM           8-K.

(a)     (1)     Financial Statements:                              Page

          Report of Independent Public Accountants               F-1

          Balance Sheets as of December31, 1996 and 1995          F-2

          Statement of Income for the Years ended
          December 31, 1996, 1995, 1994                         F-4

          Statement of Stockholders' Equity for the years ended
          December 31, 1996, 1995, 1994                         F-5

          Statement of Cash Flows for the years ended
          December 31, 1996, 1995, 1994                         F-8

          Notes to Financial Statements                         F-10



(a)     (2)     Exhibits

The following exhibits are referenced or included in this report:

          Articles of Incorporation
          By-Laws




(b)          Reports on 8-K

The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.


Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDCARE TECHNOLOGIES, INC.




                                        By Harmel S. Rayat, President &
Chief                                         Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


Signature                                   Title                    Date

                                                            FINANCIALS

                                                               CONTENTS

Independent Auditors Report.......................................... F-1

Consolidated Balance Sheet at December 31,
  1996 and 1995 .. ....................................................F-2 F-3

Consolidated Statement of Operations for the
  years ended December 31, 1996, 1995 and 1994........................ F-4

Consolidated Statement of Stockholders' Equity
  from Inception (January 17, 1986) Through
  December 31, 1996................................................... F-5 F-7

Consolidated Statement of Cash Flows for the
  years ended December 31, 1996, 1995 and 1994.........................F-8 F-9

Notes to the Consolidated Financial Statements........................ F-10 F-15

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     CLANCY AND CO, P.L.L.C.
     CERTIFIED PUBLIC ACCOUNTANTS

CENTRAL PLAZA
4041 NORTH CENTRAL AVENUE
SUITE 890                                                       (602)266-2646
P.O. BOX 16627 (85011-6627)                                FAX: (602)266-2402

                                      INDEPENEDENT AUDITORS REPORT

Board of Directors
MedCare Technologies, Inc. and
Subsidiaries
Lisle, Illinois  60532

We have audited the acccompanying consolidated balance sheet of MedCare Technologies, Inc. and Subsidiaries (A Development Stage Company),
(the Company), as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the consolidated financial statements provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage Company as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its present efforts in establishing a new business and although planned principal operations have commenced, there have been no significant revenues. This factor raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/CLANCY AND CO.
--------------------
Clancy and Co., P.L.L.C.
Phoenix, Arizona
March 21, 1997

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995

                                   ASSETS

                                       1996                        1995
Current Assets
  Cash                               $ 220,562                 $   44,975
  Accounts Receivable -- Trade         7,351                       640
  Prepaid Expenses                     29,007                      0
                                       -------                    ------
  Total Current Assets                 256,920                     45,615

Property and Equipment
  Office Equipment                     5,274                       4,103
  Medical Equipment                    31,597                      16,799
                                       -------                     -------
                                       36,871                      20,902
  Less Accumulated Depreciation        20,237                      8,575
                                       -------                     -------
  Net Book Value                       16,634                      12,327

Other Assets
  Organization Costs - Net
    of Amortization                    64                          188
  Intangible Assets -
    The MedCare Program - Note 3       300,000                     300,000
                                       ---------                   ---------
  Total Other Assets                   300,064                     300,188
                                       ----------                  ----------

Total Assets                       $   573,618                $    358,130
                                       =======                     =======




   The accompanying notes are an integral part of these financial statements.
                                     F-2

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                               CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996 AND 1995

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                   1996                        1995
Current Liabilities
  Accounts Payable            $    20,372                  $   979
  Notes Payable                    48,135                      23,135
  Notes Payable - Officers         12,500                      0
                                   -------                    ------
  Total Current Liabilities        81,007                      24,114

Stockholders' Equity
  Preferred Stock, $.25 Par
    Value, Authorized 1,000,000;
    Issued and Outstanding, at
    December 31, 1996 and 1995,
    NONE                           0                            0

  Common Stock:  $0.001 Par Value,
    Authorized 100,000,000; Issued
    and Outstanding, 6,445,185
    Shares at December 31, 1996
    and 6,300,185 at December
    31, 1995                        6,445                     6,300

Additional Paid In Capital          1,671,631                 1,060,776
Loss Accumulated During
  The Development Stage             (1,185,465)               (733,060)
                                    ------------             ------------
Total Stockholders' Equity          492,611                   334,016
                                    ------------             ------------

Total Liabilities and
  Stockholders' Equity           $  573,618                $  358,130
                                    =======                   =======




   The accompanying notes are an integral part of these financial statements.
                                   F-3

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                            THROUGH DECEMBER 31, 1996

                                                                  Loss
                                                                  Accumulated
                        Year ended    Year ended    Year ended    During The
                        December      December      December      Development
                        31, 1996      31, 1996      31, 1996      Stage

Revenues             $  8,118     $   1,729     $   0         $   9,847

Expenses
  General and
    Administrative      463,324       692,762       0             1,200,900
                        _______       _______      ________       _________
  Total Expenses        463,324       692,762       0             1,200,900

Other Income
  Interest Income       2,801         0             0             5,588
                        _______       ________      ________      __________

Net Loss              $ (452,405)   $ (691,033)   $ 0         $  (1,185,465)
                        =========     =========     ========     ===========
Net (Loss) Per
 Share of Common
 Stock                $ (0.07)      $ (0.11)      $ NIL       $   0.18
                        =========    =========     ========    ===========



   The accompanying notes are an integral part of these financial statements.
                                        F-4

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                          THROUGH DECEMBER 31, 1996


                                                        Loss
                                                        Accumulated
                                             Additional During the
                          Common Stock       Paid In    Development
                        Shares     Amount    Capital    Stage     Total
Balance,
  January 17, 1986      0       $  0       $ 0        $ 0      $  0

Issued to officers and
  directors at $.002
  per share             2,500,000  2,500     2,500                5,000

Issued pursuant to public
  offering at $.01      3,645,000  3,645     32,805               36,450

Cost of offering                             (7,946)              (7,946)

Net loss from inception on
  January 17, 1986 through
  December 31, 1987                                    (316)      (316)
                        ---------  -------   --------  ------     --------
Balance, December
  31, 1987              6,145,000  6,145     27,359    (316)      33,188

Escrow fee for public
  offering                                   (200)                (200)

Net loss year ended
  December 31, 1988                          (1,030)              (1,030)
                        --------   ------    --------   -----     --------
Balance, December
  31, 1988              6,145,000  6,145     27,159     (1,346)   31,958

Net loss year ended
  December 31, 1989                          (21,707)             (21,707)
                        --------   ------    --------   ------    ---------
Balance, December
  31, 1989              6,145,000  6,145     27,159     (23,053)  10,251

Issuance of stock in
  accordance with plan of
  merger with Multi
  Spectrum Group, Inc.
  February 28, 1990     55,305,000 55,305    (55,305)

Net loss year ended
  December 31, 1990
  Unaudited                                  (10,201)             (10,201)
                        ---------  -----     --------   --------  ---------
Balance,
  December 31, 1990     61,450,000 61,450    (28,146)   (33,254)  50

Net loss year ended
  December 31, 1991
  Unaudited                                             0         0
                        --------   -----     --------   -------   ----------
Balance, December
  31, 1991              61,450,000  61,450    (28,146)  (33,254)  50


  The accompanying notes are an integral part of these financial statements.



                 MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                          THROUGH DECEMBER 31, 1996

                                                           Loss
                                                           Accumulated
                                             Additional    During the
                         Common Stock        Paid In       Development
                     Shares      Amount      Capital       Stage        Total
Issued to Group of
  Five, Inc.
  November 13, 1992  8,772,800  $ 8,773    $ 0           $ 0        $   8773

Net loss year ended
  December 31, 1992                                        (8,773)     (8,773)
Unaudited            ----------  -------     --------      --------   -------

Balance, December
  31, 1992           70,222,800   70,223     (28,146)      (42,027)    50

Net loss year ended
  December 31, 1993                                         0          0
                     ----------  -------     ----------    ---------   ------
Balance, December
  31, 1993           70,222,800   70,223     (28,146)       (42,027)   50

Net loss year ended
  December 31, 1994                                         0          0
                     ---------   -------     ----------    ----------  ---------
Balance, December
  31, 1994           70,222,800   70,223     (28,146)       (42,027)   50

Reverse Split 1200:1,
  August 11, 1995    (70,164,281) (70,164)   70,164

Acquisition of MedCare UI
  System Assets August
  4, 1995             2,000,000    2,000     298,000                   300,000

Issued pursuant to a public
  offering at $.001 per share
  September 20, 1995  4,200,000    4,200     625,800                   630,000

Cost of offering                             (30,000)                 (30,000)

Purchase of 100% of the
  outstanding stock of Manon
  Consulting, Ltd. on
  October 1, 1995 - Note 1                    0                        0

Issued for cash December
  31, 1995             16,666       17        49,983                   50,000

Issued for services
  December 31, 1995    25,000       25        74,975                   75,000

Net loss year ended
  December 31, 1995                                      (691,033)   (691,033)

                       --------     -------   --------   ----------  ---------
Balance,December
  31, 1995             6,300,185    6,301     1,060,776  (733,060)    334,016

   The accompanying notes are an integral part of these financial statements.
                                   F-6


                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                          THROUGH DECEMBER 31, 1996

                                                          Loss
                                                          Accumulated
                                          Additional      During the
                      Common Stock        Paid In         Development
                    Shares     Amount     Capital         Stage       Total

Issuance of common stock
  under 1995 Stock Option
  Plan at $3.00 per share
  during 1996       36,000   $ 36       $ 107,964        $         $  108,000


Issuance of common stock
  under 1996 Stock Option
  Plan at $4.50 per share
  during 1996       3,000       3         13,497                      13,500

Issuance of common stock
  under Private Placement at
  $4.75 per share dated
  June 22, 1996     50,000      50         237,450                    237,500

Issuance of common stock
  under Private Placement at
  $4.50 per share dated
  December, 1996    56,000      56         251,944                    237,500

Net loss for year ended
  December 31, 1996                                     (452,405)    (452,405)
                     --------   ------     ----------   ----------   --------

Balance, December
  31, 1996          6,445,185  $ 6,445   $  1,671,631 $ (1,185,465) $ 492,611

   The accompanying notes are an integral part of these financial statements.
                                F-7

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                  AND FROM (INCEPTION (JANUARY 17, 1986)
                        THROUGH DECEMBER 31, 1996


                             Year Ended   Year Ended   Year Ended  From
                             December     December     December    Inception
                             31, 1996     31, 1995     31, 1994    Through
                                                                   December 31,
                                                                   1996
Cash Flows from Operating
  Activities Net (Loss)    $ (452,405)  $ (691,033)  $ 0       $  (1,185,465)

Common Stock issued
  for services               0            0            0          8,773

Adjustments to reconcile net
 (loss) to net cash provided
 by operating activities

   Depreciation and
      Amortization           11,662        8,575        0         20,237
   Changes in Assets
       and Liabilities
   (Increase) Decrease in
       Accounts Receivable   (6,711)       (640)                  (7,351)
    (Increase) Decrease in
        Prepaid Expenses     (29,007)      0             0        (29,007)
    (Increase) Decrease in
        Organizational Costs 124           (138)         0        (64)
    Increase (Decrease) in
        Accounts Payable     19,393        978           0        20,371
                            ----------    -------      ------    --------
    Total Adjustments        (4,539)       8,775         0        12, 959

                            ----------    -------      ------    --------
Net cash provided (used) by
  operating Activities       (456,944)    (682,258)      0        (1,172,506)

Cash Flows from Investing Activities
  Purchase of Property
      and Equipment          (15,969)     (20,902)       0        (36,871)
                             --------     ---------     -----     --------
Net cash flows from
   investing activities      (15,969)     (20,902)       0        (36,871)

Cash Flows from Financing Activities
  Proceeds from Sale
    of Common Stock          611,000      755,000        0        1,407,450
  Offering Costs                          (30,000)       0        (38,146)
  Notes Payable              25,000       23,135         0        48,135
  Notes Payable - Officers   12,500       0              0        12,500
                            ----------    ---------   ------      --------

Net cash provided by
  financing activities       648,500      748,135        0        1,429,939
                            ----------   -----------   ------    -----------

     The accompanying notes are an integral part of these financial statements.
                                     F-8

                MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (A Development Stage Company)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                  AND FROM (INCEPTION (JANUARY 17, 1986)
                      THROUGH DECEMBER 31, 1996

                          Year Ended    Year Ended  Year Ended   From
                          December      December    December     Inception
                          31, 1996      31, 1995    31, 1994     Through
                                                                 December 31,
                                                                 1996

Increase (decrease) in cash
  and cash equivalents   $ 175,587    $ 44,975     $ 0       $   220,562

Cash and cash equivalents at
  beginning of period      44,975       0            0           0

Cash and cash equivalents at
end of period            $ 220,562  $   44,975    $  0       $   220,562
                          ======         =====       ===         ======



Supplemental Information
Cash paid for:

     Interest             $ 0        $   0        $  0        $   0
                          ======        =====       ===         ======

     Income taxes         $ 0        $   0        $  0         $   0
                          ======        =====       ===         ======


Non-cash financing
  Intangible assets purchased
      with Common Stock   $ 0        $   300,000   $  0         $   300,000
                           ======        =====       ===            ======

    The accompanying notes are an integral part of these financial statements.
                                  F-9

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995

NOTE 1 - ORGANIZATION


MedCare Technologies, Inc. (The Company), formerly known as Multi-Spectrum Group, Inc., was incorporated under the name Santa Lucia Funding, Inc., under the laws of the State of Utah on January 17, 1986 with an authorized capital of 50,000,000 common shares with a par value of $.001. On February 8, 1990, the Company adopted a plan of merger with Multi-Spectrum Group, Inc., a Delaware Corporation, in which Multi-Spectrum Group, Inc. would be dissolved and the name of Santa Lucia Funding, Inc. would be changed to Multi-Spectrum Group, Inc. The Company authorized a reverse split of 1200:1 to be effective August 11, 1995. On August 29, 1995, the Company approved an increase in the authorized capital to 101,000,000 of which 100,000,000 shares shall be Common Stock with a par value of $.001 and 1,000,000 shares shall be Preferred Stock with a par value of $.25 per share, and a name change to MedCare Technologies, Inc. On August 1, 1996, an agreement and plan of merger was entered into between the Company and MedCare Technologies, Inc ( A Delaware Corporation) whereby the state of incorporation was changed to Delaware from the state of Utah. The effective date of the agreement is August 27, 1996, the date accepted by the state of Delaware. The Company was inactive during the year 1991, issued stock for prior years services during 1992, and was inactive during 1993 and 1994.

The Company had no revenues nor incurred any operating expenses during these inactive periods, other than the transaction during 1992.

On November 13, 1992, the Company issued 8,772,800 shares of common stock to Group of Five, Inc. in exchange for services rendered at $.001 per share or $8,773.

On August 11, 1995, the Stockholders authorized a reverse split of 1200:1 reducing the outstanding common shares to 58,519.

On August 11, 1995, the Company purchased 100% of the outstanding shares of MedCare Technologies, Corporation, a Nevada corporation that was incorporated on April 26, 1995 for $1.00. MedCare Technologies, Corporation was inactive from the date of incorporation through August 11, 1995, the date the Company purchased it. MedCare Technologies, Corporation will be a wholly owned subsidiary of the company.

On August 14, 1995, the Company, acquired the MedCare UI System (Now, The MedCare Program) assets in exchange for 2,000,000 shares of the Company's common stock at $0.15 for a total value of $300,000.

On September 20, 1995, the Company authorized in a 504D Disclosure Memorandum, 4,200,000 shares of its common stock at an offering price of $0.15. On September 20, 1995, the offering was completed with all shares being issued for a total value of $630,000, less offering costs of $30,000.

   The accompanying notes are an integral part of these financial statements.
                                 F-10

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                      DECEMBER 31, 1996 AND 1995

NOTE 1 - ORGANIZATION (CONTINUED)

On October 1, 1995, the Company purchased 100% of the outstanding shares of Manon Consulting, Ltd. Manon Consulting, Ltd. will be a wholly owned subsidiary of the Company. Manon Consulting, Ltd. operates a clinic in Calgary, Canada. Since its purchase by the Company, it has been partially responsible for the development of the MedCare program.

The following is a condensed balance sheet of Manon Consulting, Ltd. at October 31, 1995:


Total Assets                                     $ 12,558
                                                    ======

Total Liabilities                                   23,841
Total Capital
   Common Stock                                         7
   Retained Earnings-A Deficit                     (11,290)
                                                  -----------
Total Liabilities and Capital                      $ 12,558
                                                   ======

The Company paid $7 for the outstanding common stock and assumed liabilities in excess of assets of $11,290. The excess was charged to operations during 1995.

On December 31, 1995, the Company issued 16,666 shares of its common stock for $50,000 cash.

On December 31, 1995, the Company issued 25,000 shares of its common stock in exchange for consulting services for a total value of $75,000.

During 1996, the Company issued 44,000 shares of its common stock at $3.00 per share under its 1995 Stock Option Plan, or $132,000.

During 1996, the Company issued 3,000 shares of its common stock at $4.50 per share under its 1996 Stock Option Plan, or $13,500.

On June 22, 1996, the Company issued 50,000 shares of its common stock at $4.75 per share in a 504D private place memorandum or $237,500.

On November 18, 1996, the Company issued 56,000 shares of its common stock at $4.50 per share a 504D private placement memorandum or $252,000.

  The accompanying notes are an integral part of these financial statements.
                                  F-11

                    MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                         NOTES TO THE FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995

NOTE 1 - ORGANIZATION (CONTINUED)

The Company is a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, there have been no significant revenues. This factor raises substantial doubt about its ability to continue as a going concern.

The financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern, is dependent upon its ability to establish itself as a profitable business. The Company's ability to achieve these objectives cannot be determined at this time. It is the Company's belief that this can be accomplished and the Company will be a viable entity.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Method of Accounting

The Company's financial statements are prepared using the accrual method of accounting.

B. Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

C. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the
Company and its wholly owned subsidiaries, MedCare Technologies Corporation and Manon Consulting, Ltd. Intercompany transactions have been eliminated in consolidation.

D. Equity Method

Investments in companies have been included in the financial report using the equity method of accounting. The Company's wholly owned subsidiaries, MedCare

Technologies, Corporation and Manon Consulting, Ltd., are engaged in the business of medical consulting and services in Canada and the United States.

   The accompanying notes are an integral part of these financial statements.
                                       F-12

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                          NOTES TO THE FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1995

E. Deferred Charges

The Company has incurred start up costs from January 1, 1995 to September 30, 1995 amounting to $542,706. The total amount was charged to operations during the year ended December 31, 1995.

F. Organizational Expenses

Organizational expenses represent legal and filing fees. The Company is amortizing its organization costs over sixty (60) months using the straight line method.

G. Property and Equipment

Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives as follows:

Office Equipment: 3 to 5 years
Medical Equipment: 3 to 5 years

Depreciation charged to expense during the period was $ 11,662 in 1996 and $8,575 in 1995.

H. Income Taxes

There has been no provision for income taxes, because of the losses that the Company has incurred to date. The Company has net operating losses that will expire, beginning with the years 2003 through 2008, in the amount of $1,200,691 and $575,960, in 1996 and 1995, respectively, unless utilized by the Company.

I. Earnings or (Loss) Per Share

Earnings or loss per share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method. The number of shares used in computing earnings (loss) per common share was 6,749,935 in 1996 and 6,497,155 in 1995.

J. Leases

The Company currently has the use of approximately 500 square feet of of fice space, the use of 2 board rooms, and all office equipment, including a photocopier and telephone equipment, on a shared basis with one of the Company's directors. The


  The accompanying notes are an integral part of these financial statements.
                                    F-13

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995

offices are located at Suite 1408-400 Burrard Street, Vancouver, British Columbia, Canada. No rent is paid. There is no lease agreement in place. A second office is located at 2443 Warrenville Road, Suite 600, Lisle, Ilinois, 60532. These offices are rented on a month-to-month basis for $ 160 per month. Additional offices are located in Kansas City, Missouri and Oklahoma City, Oklahoma. No rent is currently being paid on these offices.

The Company also maintains a clinic currently being utilized as a developmental facility for The MedCare Program at 1133 Seventh Street, S.W., Calgary, Alberta, Canada. This clinic is 200 square feet in size and is located within a senior citizens' health facility at the Kerby Center for Seniors. The rent on this facility is approximately Canadian $400 per month.

NOTE 3 - THE MEDCARE PROGRAM

On August 14, 1995, the Company acquired The MedCare Program in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company has developed The MedCare Program for the treatment of urinary incontinence that significantly reduces or completely eliminates the majority of UI cases using a non-drug, non surgical protocol that takes into account the clinical, cognitive, functional and residential status of the patient. The Company intends to amortize the cost of the system over 15 years beginning with the first year in which commercial sales occur. Such amortization will result in charges against earnings of $20,000 per year for each of the years.

NOTE 4 - NOTES PAYABLE

The Company has loans payable to officers of related Companies in amount of $23,135 that are paid back as cash flows allow. The notes are demand notes with no interest rate currently applicable. On March 7, 1996, the Company borrowed $25,000 from a nonrelated company. The note is a demand note with no interest rate currently applicable.

TRANSACTIONS WITH RELATED PARTIES

Notes payable represent advances from related of ficers that are paid back as cash flows allow. The notes are demand notes with no interest rate currently applicable. The President of Company loaned the Company $12,500 on August 8, 1996. The note is a demand notes with no interest rate currently applicable.


 The accompanying notes are an integral part of these financial statements.
                                F-14

                         MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                           NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1996 AND 1995

NOTE 6 - STOCK OPTIONS

     The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date grant. The Company maker no charge to operations in relation to option grants.

The Company's stock option transactions for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                    Number of      Option
                                                    Shares         Price

Options outstanding and exercisable at              500,000        $3.00
December 31, 1995

Options granted in 1996                             300,000        $4.50

Options exercised during 1996 under
the 1995 Stock Option Plan                          (36,000)       $3.00

Options exercised during 1996 under
the 1996 Stock Option Plan                          (3,000)        $4.50
                                                  -----------
Options outstanding and exercisable at
December 31, 1996                                   758,000        $3.00-4.50
                                                     ======

NOTE 7 - SUBSEQUENT EVENTS

1. On February 4, 1997, the Company authorized in a 144 Disclosure Memorandum, 176,000 shares of its common stock at an offering price of $6.25 per share for a total value of $1,100,000.

2. As of March 21, 1997, 24,000 shares of common stock at $3.00 have been exercised under the Company's 1995 stock option plan and 7,500 shares at $4.50 have been exercised under the Company's 1996 stock option plan.

3. On November 1, 1996, the Company authorized the 1997 Stock Option Plan and reserved 500,000 shares of its common stock for issuance thereunder subject to stockholder approval at the next annual general meeting.

4. In February, 1997, the Company opened another facility in Winter Park,
Florida.


  The accompanying notes are an integral part of these financial statements.