Form 10-Q
period 1997-03-31
MEDCARE TECHNOLOGIES INC
filed 1997-05-16
CIK 1002422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

   X            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
-------         SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended March 31, 1997

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------         SECURITIES EXCHANGE ACT OF 1934

For the transition period from     ________  to  _________

Commission file number 0-28790


                          MEDCARE TECHNOLOGIES, INC.
                   -----------------------------------------
            (exact name of registrant as specified in its charter)

DELAWARE                                                 87-0429962 B
---------                                                ------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

Suite 600 - 2443 Warrenville Rd., Lisle, Illinois        60532
-------------------------------------------------        -------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (630) 955-3711
                                                         ----------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                                         Yes  X     No
                                                            -----      -----

The number of shares of the Registrant's Common Stock,
$0.001 par value, as of May 5, 1997:                     6,647,685.
                                                         ----------

                           MEDCARE TECHNOLOGIES, INC.
                     FORM 10-Q, QUARTER ENDED MARCH 31, 1997

                                   INDEX

PART I      FINANCIAL INFORMATION

Item 1	     Financial Statements

Consolidated Balance Sheet at March 31, 1997 and 1996......................  3

Consolidated Statement of Operations for the years ended
March 31, 1997, 1996.......................................................  4

Consolidated Statement of Stockholders' Equity from Inception
(January 17, 1986) Through March 31, 1996..................................  5

Consolidated Statement of Cash Flows for the years ended
March 31, 1997, 1996.......................................................  9

Notes to Consolidated Financial Statements................................. 11

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations................. 16

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

PART II      OTHER INFORMATION

Item 1       Legal Proceedings............................................. 18

Item 2       Changes in Securities......................................... 18

Item 3       Defaults Upon Senior Securities............................... 18

Item 4       Submission of Matters to a Vote of Security Holders........... 18

Item 5       Other Information............................................. 18

Item 6       Exhibits and Reports on Form 8-K.............................. 18

Signature Page............................................................. 19

Item 1		     Financial Statements

                     MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                         INTERIM CONSOLIDATED BALANCE SHEET
               For the THREE Months Period Ending MARCH 31, 1997 AND 1996
                                     (Unaudited)

ASSETS                                           1997                    1996

Current Assets
   Cash                                    $1,202,631	                $33,585

   Accounts Receivable - Trade                $31,742	                   $740

   Prepaid Expense                            $34,373                      $0
                                          ------------------------------------
                  Total Current Assets     $1,268,746	                $34,325

Property and Equipment - Note 2
   Office Equipment                            $2,429	                 $4,103

   Medical Equipment                          $14,798	                $16,799
	                                          -------------------------------------
                                              $17,227                 $20,902

   Less Accumulated Depreciation              $12,566	                 $8,575

   Net Book Value                              $4,641	                $12,327
                                           -----------------------------------
Other Assets
   Organization Costs (Net of Amortization)        $0                    $188

   Intangible Assets -
   The MedCare Program - Note 2              $300,000                $300,000
                                           -------------------------------------
                  Total Other Assets         $300,000                $300,188
                                           -------------------------------------
Total Assets                               $1,573,387                $346,840
                                           ===================================

     The accompanying notes are an integral part of these financial statements.


                      MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                          INTERIM CONSOLIDATED BALANCE SHEET
                For the THREE Months Period Ending MARCH 31, 1997 AND 1996

LIABILITIES AND STOCKHOLDERS' EQUITY                       1997           1996

Current Liabilities
    Accounts Payable                                    $14,840         $7,584

    Notes Payable - Note 3                              $25,000        $23,135

    Notes Payable - Officers - Note 4                   $12,500             $0
                                                  ----------------------------
              Total Current Liabilities                 $52,340        $30,719

Stockholders' Equity
    Preferred Stock, $0.25 Par Value, Authorized
    1,000,000 Issued and Outstanding, at March 31,
    1997 and 1996, None	                                     $0             $0


    Common Stock: $0.001 Par Value, Authorized
    100,000,000; Issued and Outstanding, 6,647,685
    shares at March 31, 1997 and 6,312,185 at March
    31, 1996                                           $6,648           $6,313


    Additional Paid-In Capital                     $2,858,429       $1,076,701

    Loss Accumulated During Development Stage    ($1,344,029)       ($766,893)
                                                  ----------------------------
Total Stockholders' Equity                         $1,521,047         $316,121
                                                  ----------------------------
                 Total Liabilities and
                 Stockholders' Equity              $1,573,387         $346,840
                                                  ============================

    The accompanying notes are an integral part of these financial statements.
                                      3


                 MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
               INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                           THROUGH MARCH 31, 1997
                                 (Unaudited)

                                       The Three     The Three
                         The Three       Months        Months         Deficit
                           Months        Period        Period       Accumulated
                       Period Ending     Ending        Ending        During The
                          March 31,     March 31,     March 31,    Development
                            1997          1996          1995           Stage

Revenues                     $37,236       $2,483            $0         $47,088

Expenses
  General Administrative    $197,731      $56,516	           $0      $1,398,630
                            ---------------------------------------------------
          Total Expenses    $197,731      $56,516            $0      $1,398,630

Other Income
  Interest Income             $1,928         $137            $0          $7,516
                            ---------------------------------------------------
Net Loss                  ($158,564)    ($53,896)            $0     $1,344,029)
                         =====================================================
Net (Loss) Per Share of
Common Stock                 ($0.02)	     ($0.01)           NIL         ($0.02)
                         ======================================================







    The accompanying notes are an integral part of these financial statements.
                                      4

                     MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                              THROUGH DECEMBER 31, 1996


                                  Common Stock

                                                            Loss
                                            Additional   Accumulated
                          Shares   Amount    Paid In      During the      Total
                                             Capital     Development
                                                            Stage
Balance, January 17,
1986                           0       $0                                    $0

Issued to officers and
directors at $.002
per share              2,500,000   $2,500       $2,500                   $5,000

Issued pursuant to public
offering at $.01      36,450,003   $3,645      $32,805                  $36,450

Cost of offering                              ($7,946)                 ($7,946)

Net loss from inception
on January 17, 1986
through December 31,
1987                                                          ($316)     ($316)
                      ----------------------------------------------------------
Balance, December 31,
1987                   6,145,000   $6,145      $27,359        ($316)    $33,188

Escrow fee for
public offering                                 ($200)                   ($200)

Net loss year ended
December 31, 1988                                            ($1,030)  ($1,030)
                     -----------------------------------------------------------
Balance, December 31,
1988                   6,145,000   $6,145      $27,159       ($1,346)   $31,958

Net loss year ended
December 31, 1989                                           ($21,707) ($21,707)
                     -----------------------------------------------------------
Balance, December 31,
1989                   6,145,000   $6,145      $27,159      ($23,053)   $10,251

Issuance of stock
in accordance with
plan of merger with
Multi-Spectrum
Group, Inc.
February 28, 1990     55,305,000  $55,305    ($55,305)

Net loss year ended
December 31, 1990
- unaudited                                                 ($10,201) ($10,201)
                     -----------------------------------------------------------
Balance, December 31,
1990                  61,450,000  $61,450    ($28,146)      ($33,254)       $50

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

                                    Common Stock

                                                           Loss
                                         Additional     Accumulated
                      Shares     Amount   Paid In        During the      Total
                                          Capital       Development
                                                           Stage

Net loss year
ended December
31, 1991 -
Unaudited                                                        $0         $0
                 -------------------------------------------------------------
Issued to Group
of Five, Inc.
November 13, 1992  8,772,800     $8,773          $0                     $8,773

Net loss year
ended  December
31, 1992 -
Unaudited                                                  ($8,773)   ($8,773)
                ---------------------------------------------------------------
Balance,
December 31,
1992              70,222,800    $70,223   ($28,146)       ($42,027)        $50

Net Loss year
ended December
31, 1993                                                         $0         $0
                ---------------------------------------------------------------
Balance,
December 31,
1993              70,222,800    $70,223   ($28,146)       ($42,027)        $50

Net loss year
ended December
31, 1994                                                         $0         $0
               ----------------------------------------------------------------
Balance,
December 31,
1994              70,222,800    $70,223   ($28,146)       ($42,027)        $50

Reverse Split
1200:1, August
11, 1995        (70,164,281)  ($70,164)     $70,164

Acquisition of
MedCare UI
System Assets
August 4, 1995     2,000,000     $2,000    $298,000                 $3,000,000

Issued pursuant
to a public
offering at $.001
per share
September 20,
1995               4,200,000     $4,200    $625,800                   $630,000

Cost of offering                          ($30,000)                  ($30,000)

Purchase of 100%
of the outstanding
stock of Manon
Consulting, Ltd.
on October 1,
1995 - Note 1                                    $0                         $0

    The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                           THROUGH DECEMBER 31, 1996

                                  Common Stock

                                                           Loss
                                           Additional   Accumulated
                     Shares     Amount       Paid In     During the      Total
                                             Capital    Development
                                                           Stage

Issued for cash
December 31, 1995    16,666        $17       $49,983                   $50,000

Issued for services
December 31, 1995    25,000        $25       $74,975                   $75,000

Net loss year
ended December 31,
1995                                                     ($691,033) ($691,033)
                   -----------------------------------------------------------
Balance,
December 31,
1995              6,300,185     $6,301   $1,060,776      ($733,060)   $334,016

Issuance of
common stock
under 1995 Stock
Option Plan at
$3.00 per share
during 1996          36,000        $36     $107,964                   $108,000

Issuance of common
stock under 1996 S
tock Option Plan
at $4.50 per share
during 1996           3,000         $3      $13,497                    $13,500

Issuance of common
stock under Private
Placement at $4.75
per share dated
June 22, 1996        50,000        $50     $237,450                   $237,500

Issuance of common
stock under Private
Placement at $4.50
per share dated
December, 1996       56,000        $56     $251,944                   $252,000

Net loss for year ended
December 31, 1996                                        ($452,405) ($452,405)
                 --------------------------------------------------------------
Balance,
December 31,
1996              6,445,185     $6,445   $1,671,631    ($1,185,465)   $492,611


    The accompanying notes are an integral part of these financial statements.


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                            THROUGH DECEMBER 31, 1996

                                 Common Stock

                                                          Loss
                                          Additional   Accumulated
                     Shares     Amount      Paid In     During the       Total
                                            Capital    Development
                                                          Stage

Issuance of
common stock
under Stock
Option Plan at
$3.00 per share
dated January,
1997                  6,000         $6       $17,944                   $18,000

Issuance of
common stock
under Stock
Option Plan at
$4.50 per share
dated January,
1997                  2,000         $2        $8,998                    $9,000

Issuance of
Common stock
under Stock
Option Plan at
$3.00 per share
dated February,
1997                  9,000         $9       $26,991                   $27,000

Issuance of
common stock
under Stock
Option Plan at
$4.50 per share
dated February,
1997                  3,000         $3       $13,497                   $13,500

Issuance of
common stock
under Stock
Option Plan at
$3.00 per share
dated March,
1997                  6,500         $6       $19,494                   $19,500

Issuance of
common stock
under Private
Placement at
$6.25 per share
dated March,
1997                176,000       $176    $1,099,824                $1,100,000

Net loss for
the period ended
March 31, 1997                                          ($158,564)  ($158,564)
                  -------------------------------------------------------------
Balance -
March 31, 1997    6,647,685     $6,647    $2,858,429  ($1,344,029)  $1,521,047
                  ============================================================


   The accompanying notes are an integral part of these financial statements.
                                     8

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE PERIOD ENDED MARCH 31, 1997, 1996 AND 1995
          AND FROM INCEPTION (JANUARY 17, 1996) THROUGH MARCH 31, 1997

                                   (Unaudited)

                              The Three   The Three The Three
                                Months      Months    Months        From
                                Period      Period    Period      Inception
                                Ending      Ending    Ending       Through
                               March 31,   March 31, March 31,     March 31,
                                 1997        1996      1995          1997

Cash Flows from
Operating Activities:         ($158,564)   ($53,896)        $0   ($1,344,029)
    Net (Loss)

Common Stock issued
for services                          $0          $0        $0         $8,773

Adjustments to reconcile
net (loss) to net cash
provided by operating activities

    Depreciation and Amortization   $861          $0        $0        $12,586

Change in Assets and Liabilities

    (Increase) Decrease in
    Accounts Receivable        ($24,391)      ($100)        $0      ($24,491)

    (Increase) Decrease in
    Prepaid Expenses            ($5,366)          $0        $0       ($5,366)

    (Increase) Decrease in
    Organizational Costs             $64          $0        $0          ($64)

    (Increase) Decrease in
    Accounts Payable            ($5,532)      $6,606        $0         $1,074
                              --------------------------------------------------
Total Adjustments              ($34,364)      $6,506        $0      ($16,261)

Net cash provided
(used) by Operating
Activities                    ($192,928)   ($47,390)        $0   ($1,351,517)

Cash Flows from
Financing Activities
Proceeds from Sale
of Common Stock               $1,187,000     $36,000        $0     $2,511,921

Decrease in Office
& Med Equipment                  $11,132          $0        $0        $17,227

Notes Payable                  ($23,135)          $0        $0        $25,000
                              ------------------------------------------------
Net cash provided by
financing Activities          $1,174,997     $36,000        $0     $2,554,148
                              -------------------------------------------------
Increase (decrease)
in cash and Cash
Equivalents                     $982,069   ($11,390)        $0     $1,202,631

   The accompanying notes are an integral part of these financial statements.

                               The Three  The Three  The Three
                                 Months    Months      Months        From
                                 Period    Period      Period      Inception
                                 Ending    Ending      Ending       Through
                                March 31, March 31,   March 31,     March 31,
                                  1997      1996        1995          1997

Cash and cash equivalents
at beginning of Period           $220,562   $44,975          $0            $0

Cash and cash equivalents
at end of period               $1,202,631   $33,585          $0    $1,202,631
                              -------------------------------------------------
Supplemental Information
Cash paid For:
Interest                               $0        $0          $0            $0
                              -------------------------------------------------
Income Taxes                           $0        $0          $0            $0
                              -------------------------------------------------
Non-cash financing
    Intangible assets
    purchased with
    Common Stock                       $0  $300,000          $0      $300,000
                              ================================================




   The accompanying notes are an integral part of these financial statements.
                                     10

                MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
                         MARCH 31, 1997 AND 1996

NOTE 1 - ORGANIZATION

MedCare Technologies, Inc. (the "Company"), formerly known as Multi-Spectrum Group, Inc., was incorporated under the name Santa Lucia Funding, Inc., under the laws of the State of Utah on January 17, 1986 with an authorized capital of 50,000,000 common shares with a par value of $.001. On February 8, 1990, the Company adopted a plan of merger with Multi-Spectrum Group, Inc., a Delaware Corporation, in which Multi-Spectrum Group, Inc. would be dissolved and the name of Santa Lucia Funding, Inc. would be changed to Multi-Spectrum Group, Inc. On August 29, 1995, the Company approved an increase in the authorized capital to 101,000,000 of which 100,000,000 shares shall be Common Stock with a par value of $.001 and 1,000,000 shares shall be Preferred Stock with a par value of $.25 per share, and a name change to MedCare
Technologies, Inc. On August 1, 1996, an agreement and plan of merger was entered into between the Company and MedCare Technologies, Inc. (A Delaware Corporation) whereby the state of incorporation was changed to Delaware from the State of Utah. The Company was inactive during the year 1991, issued stock for prior years' services during 1992, and was inactive during 1993 and 1994.
The Company had no revenues nor incurred any operating expenses during these inactive periods, other than the transaction during 1992.

On November 13, 1992, the Company issued 8,772,800 shares of common stock to Group of Five, Inc. in exchange for services rendered at $.001 per share or $8,773.

On August 11, 1995, the Stockholders authorized a reverse split of 1200:1 reducing the outstanding common shares to 58,519.

On August 11, 1995, the Company purchased 100% of the outstanding shares of MedCare Technologies Corporation, a Nevada corporation that was incorporated on August 26, 1995 for $1.00. MedCare Technologies Corporation was inactive from the date of incorporation through August 11, 1995, the date the Company purchased it. MedCare Technologies Corporation will be a wholly owned subsidiary of the company.

On August 14, 1995, the Company acquired the MedCare UI System (Now, The MedCare Program) assets in exchange for 2,000,000 shares of the Company's common stock at $0.15 for a total value of $300,000.

On September 20, 1995, the Company authorized in a 504D Disclosure Memorandum, 4,200,000 shares of its common stock at an offering price of $0.15. On September 20, 1995,

    The accompanying notes are an integral part of these financial statements.
                                      11
the offering was completed with all shares being issued for a total value of $630,000, less offering costs of $30,000.

On October 1, 1995, the Company purchased 100% of the outstanding shares of Manon Consulting, Ltd. Manon Consulting, Ltd. operates a clinic in Calgary, Canada. Since its purchase by the Company, it has been partially responsible for the development of the MedCare Program.

The following is a condensed balance sheet of Manon Consulting, Ltd. at October 31, 1995:

                 Total Assets                       $12,558
                                                    =======
                 Total Liabilities                  $23,841

                 Total Capital
                    Common Stock                         $7

                    Retained Earnings-A Deficit   ($11,290)
                                                  ---------
                 Total Liabilities and Capital      $12,558
                                                  =========

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

On June 22, 1996, the Company issued 50,000 shares of its common stock at $4.75 per share in a 504D private placement memorandum, or $237,500.

On November 18, 1996, the Company issued 56,000 shares of its common stock at $4.50 per share in a 504D private placement memorandum, or $252,000.

    The accompanying notes are an integral part of these financial statements.

                    MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Corporation)
                          NOTES TO THE FINANCIAL STATEMENTS
                               MARCH 31, 1997 AND 1996

NOTE 1 -- ORGANIZATION (Continued)

On January 1, 1997, the Company discontinued the operations of Manon Consulting, Ltd. and transferred its research and development function to the Company's office in Lisle, IL.

On January 28, 1997, the Company issued 6,000 shares of its common stock at $3.00 per share and 2,000 shares of its common stock at $4.50 per share under its Stock Option Plan for $27,000 cash.

On February 18, 1997, the Company issued 9,000 shares of its common stock at $3.00 per share and 3,000 shares at $4.50 per share under its Stock Option Plan for $40,500 cash.

On March 18, 1997, the Company issued 6,500 shares of its common stock at $3.00 per share under its Stock Option Plan for $19,500 cash.

On March 25, 1997, the Company issued 17,600 shares of its common stock at $6.25 per share in Private Placement for $1,100,000 cash.

The Company is a development stage company, as defined in the Financial Accounting Standard Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, there have been no significant revenues. This factor raises substantial doubt about its ability to continue as a going concern.

The financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern, is dependent upon its ability to establish itself as a profitable business. The Company's ability to achieve these objectives cannot be determined at this time. It is the Company's belief that this can be accomplished and the Company will viable entity.

   The accompanying notes are an integral part of these financial statements.

                 MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           MARCH 31, 1997 AND 1996

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.        Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

B.        Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

C.         Equity Method

Investments in companies is using the equity method of accounting.

D.         Organizational Expenses

Organizational expenses represent legal and filing fees. The Company will amortize its organization costs over sixty (60) months using the straight line method.

E.          Property and Equipment

Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives as follows:

            Office Equipment                      3 to 5 years
            Medical Equipment                     3 to 5 years

Depreciation charged to expense during the period was $860.00 in 1997.

F.          Income Taxes

There has been no provision for income taxes, because of the losses that the Company has incurred to date. The Company has net operating losses that will expire beginning with the year 2003 through 2008, in the amount of $1,200,691 and $575,960, in 1996 and 1995, respectively, unless utilized by the Company.

  The accompanying notes are an integral part of these financial statements.

                 MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996


G.        Earnings or (Loss) Per Share

Earnings or loss per share is computed using the weighted average number of shares of common stock outstanding.

H.        Leases

The Company currently has the use of approximately 500 square feet of office space, the use of 2 board rooms, and all office equipment, including a photocopier and telephone equipment, on a shared basis with one of the Company's directors. The offices are located at Suite 1408 - 400 Burrard Street, Vancouver, British Columbia, Canada. No rent is paid. There is no lease agreement in place. A second office is located at 2443 Warrenville Road, Suite 600, Lisle, Illinois, 60532. These offices are rented on a month-to-month basis for $160 per month. Additional offices are located in Overland Park, KS, Norman, OK, and Winter Park, FL. No rent is currently being paid on these offices.

NOTE 3 - NOTES PAYABLE

The Company has loans payable to officers of related companies that are paid back as cash flows allow. The notes are demand notes with no interest rate currently applicable. On March 7, 1996, the Company borrowed $25,000 from a non-related company. The note is a demand note with no interest rate currently applicable.

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

Notes payable represent advance from related officers that are paid back as cash flows allow. The notes are demand notes with no interest rate currently applicable. The President of the Company loaned the Company $12,500 on August 18, 1996. The note is a demand note with no interest rate currently applicable.

NOTE 5 - DISCONTINUED OPERATION

In January 1997, a wholly-owned subsidiary, Manon Consulting Co., discontinued its clinic services. The settlement of its assets, liabilities and obligations has been written down as a gain or loss from discontinued operation and roll over to the Company's income in this period.

  The accompanying notes are an integral part of these financial statements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

WHEN USED IN THIS DISCUSSION, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS"
AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD
CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS,
WHICH SPEAK ONLY AS OF THE DATE HEREOF.  THE COMPANY UNDERTAKES NO OBLIGATION
TO REPUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, IN THIS REPORT, AS WELL AS
THE COMPANY'S PERIODIC REPORTS ON FORMS 10-K, 10Q AND 8K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

The Company has developed The MedCare Program, a non-surgical, non-drug, non-invasive and cost effective treatment program for urinary incontinence, as well as pelvic pain, chronic constipation, fecal incontinence, and disordered defecation. The MedCare program is a multi-modality program based primarily on behavioural techniques for treatment. These techniques include biofeedback using electromyography (EMG), pelvic floor muscle exercises, and bladder and bowel re-training. The program is designed to activate and strengten the various sensory-response mechanisms that maintain bladder and bowel control. The therapy is provided through computerized instrumental electromyography biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened, and coordinated.

The Company currently has three recently opened MedCare Program centres in Norman, OK (established November 1, 1996), Overland Park, KS (established December 12, 1996), and Winter Park, FL (established March 10, 1997) which are operated under the direct supervision of physicians. Since these centres are all newly established, the Company expects revenues from these sites to be modest during the first 12 months of operations and until public awareness builds amongst incontinence sufferers and local area physicians through advertising and word of mouth referrals from patients. The Company currently advertises almost exclusively in local area news papers, however, the Company plans to use additional mediums such radio, TV and local area seminars.

Additional sites are currently being planned for several other cities in the United States, including Denver, CO, which is expected to open in late May, 1997. The majority of the Company's resources, both financial and managerial, will be devoted to establishing these new sites and in operating existing centres. Additionally, the Company may explore the introduction of the MedCare Program to other medical providers such as nursing homes, hospitals and other institutions.

Results of Operations

The Company had revenues of $37,236 for the three month period ending March
31, 1997 compared to $2,483 for the three month period ending March 31, 1996.
Of the $37,236 in first quarter revenues, $24,809 were primarily from the Company's Norman, OK and Overland Park, KS sites.
Since these sites are recently established, the Company expects revenues to be modest during the first 12 months of operations and until public awareness builds amongst incontinence sufferers and local area physicians through advertising and word of mouth referrals from patients. A portion of the first quarter revenues, $12,427, was from a gain realized from the discontinuation of the Company's Canadian developmental and research clinic in Calgary, Alberta. This facility was closed because the majority of the Company's activities are US-based, and the majority of the Company's future continued research and development will be conducted at the Company's present locations and any future potential centres. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operation in the near future. During the next several years, the Company expects to derive the majority of its potential revenues from the opening of new MedCare Program centres in the United States.

For the three month period ending March 31, 1997, the Company's general and administrative expenses increased to $197,731, compared to $56,516 for the corresponding period in 1996. The 1997 amount represents an increase of 249% due primarily to the hiring of additional staff, incurring greater advertising and marketing expenses at newly opened MedCare centres, increased expenses related to financial public relations and increased legal and accounting fees related to the Company's Form 10-SB filing with the Securities and Exchange Commission.

The Company's net loss was $158,564, or $0.02 per share, for the first quarter of 1997, compared with a net loss of $53,896, or $0.01 per share, for the corresponding period in 1996. This increase was primarily due to the increase in general and administrative costs described above.

Liquidity and Capital Resources

As at March 31, 1997, the Company's cash balance was $1,202,631, compared to $33,585 as at March 31, 1996. The Company has financed its operations primarily through private placements of Common Shares and the exercise of Stock Options totalling $1,187,000 for the three month period ending March 31, 1997.

The Company's future funding requirements will depend on numerous factors, including the Company's ability to establish and operate profitably current and future MedCare Program locations, recruiting and training qualified management and clinical personnel, competing against any potential technological advances in the treatment of urinary incontinence and other afflictions of the pelvic floor area, and the Company's ability to compete against other, better capitalized corporations who offer alternative or similar treatment options for urinary incontinence and other afflictions of the pelvic floor area.

Due to the "start up" nature of the Company's business, the Company expects to continue to incur losses for at least the next 12 months. As a result, the Company will require additional funds, and the Company may seek additional expansion funding, private or public equity investments, and possible future collaborative agreements to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the public equity markets if and when conditions are favourable. There is no assurance that such additional funds will be available to the Company to finance its operations on acceptable terms, if at all.

PART II -- OTHER INFORMATION

Item 1     Legal Proceedings

None

Item 2     Changes in Securities

As detailed in the financial statements, the Company issued 26,500 common shares for the exercise of stock options ranging in prices from $3.00 to $4.50 and 176,000 common shares for a private placement completed at $6.25 per share. The total shares issued during the three month period ending March 31, 1997 was 202,500 shares.

Item 3     Defaults Upon Senior Securities

None

Item 4     Submission of Matters to a Vote of Security Holders

None

Item 5     Other Information

None

Item 6     Exhibits and Reports on Form 8-K

None

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MEDCARE TECHNOLOGIES, INC.


 Dated:  May 5, 1997                      /s/ Harmel S. Rayat
                                          --------------------------
                                          Harmel S. Rayat
                                          Chairman of the Board
                                          Chief Executive Officer, President,
                                          Chief Financial Officer