Form 10KSB/A
period 1996-12-31
MEDCARE TECHNOLOGIES INC
filed 1997-07-25
CIK 1002422

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB/A

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended December 31, 1996


                        MEDCARE TECHNOLOGIES, INC.
        (Exact name of registrant as specified in its charter)


 DELAWARE                                          87-0429962 B
-------------------------------                   -----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

Suite 600 - 2443 Warrenville Rd., Lisle, Illinois               60532
-------------------------------------------------               ------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (630) 955-3711
                                                    --------------
Securities to be registered pursuant to Section 12(b) of the Act:     None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K                                  ( X  )

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 21, 1997: $34,875,000. Number of Common Stock, $0.001 par value, outstanding as of March 21, 1997: 6,445,185.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following document are incorporated by reference into this report on From 10-K where indicated: None



                        ANNUAL REPORT ON FORM 10-KSB
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                            TABLE OF CONTENTS


                                                                 Page

PART I
 ................................................................. 1
Item 1. Business................................................  1
Item 2. Properties.............................................. 15
Item 3. Legal Proceedings....................................... 15
Item 4. Submissions of Matters to a Vote of Security Holders.... 15

PART II
 ................................................................ 16
Item 5.     Market for the Registrants' Common Equity
            and Related Stockholder Matters..................... 16
Item 6.     Selected Financial Data............................. 17
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations........18
Item 8.     Financial Statements ............................... 20
Item 9.     Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure...............20

PART III
 ................................................................ 20
Item 10. Directors and Executive Officers of the
         Registrant............................................. 20
Item 11. Executive Compensation................................. 22
Item 12. Security Ownership of Certain Beneficial
         Owners and Management.................................. 24
Item 13. Certain Relationships and Related Transactions......... 24

PART IV
 .................................................................24
Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.................................... 24

PART I

ITEM 1.     BUSINESS

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed below in "Risk Factors", as well as discussed elsewhere herein.

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

PART II

ITEM 5:     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
MATTERS.

(a)     Market Information

The Company's common stock trades on the NASD Electronic Bulletin Board under the symbol "MCAR". On August 11, 1995, the Company authorized a reverse split of 1200:1. Prior to August 11, 1995, the Company traded under the name of Multi-Spectrum Group, Inc. The following table sets forth the high and low sale price information as reported by America Online for the periods indicated:


                                        High           Low
                                        ----        ---
January-March 1997                      $8.1875     $5.125
October-December 1996                   $5.125      $4.375
July-September 1996                     $5.625      $4.75
April-June 1996                         $5.625      $4.75
January-March 1996                      $4.785      $4.25
October-December 1995                   $6.00       $3.75
July-September 1995                     $24*        $6.5*
April-June 1995                         $36*        $24*
January-March 1995                      $36*        $24*
October-December 1994                   $36*        $24*

* Adjusted to reflect 1200:1 stock split

     Prior to this period, the Company traded as Multi Spectrum Group, Inc.  and
traded between $0.02 and $0.03 per share for many years.   The jump in share
price during the period July-September 1995 from $6.50 to $24.00 is most likely attributable to the reverse split of the Company's stock which occurred during this time. Positive expectations from investors regarding the potential of the Company's prospects may also have attributed to the jump in share price.

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


Stock Options

The following table contains information concerning the grant of stock options to the named executive officers of the Company during the Company's fiscal year ended December 31, 1996:

                                % of Total Options
                                Granted to Employees   Exercise    Expiration
Name          Stock Options(1)  In Fiscal Year         Price       Date

Harmel S. Rayat     160,000          53.3%             $4.50       June 20, 2001
President, CEO

                                % of Total Options
                                Granted to Employees   Exercise    Expiration
Name          Stock Options(1)  In Fiscal Year         Price       Date

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


                                        MEDCARE TECHNOLOGIES, INC.



                                              /s/ Harmel S. Rayat
                                        By Harmel S. Rayat, President &
Chief                                         Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


Signature                                   Title                    Date
/s/ Harmel S. Rayat                        President and CEO         7/23/97

                                      CONTENTS

Independent Auditors Report............................................... F-1

Consolidated Balance Sheet at December 31,
  1996 and 1995 ...................................................... F-2-F-3

Consolidated Statement of Operations for the
  years ended December 31, 1996, 1995 and 1994............................ F-4

Consolidated Statement of Stockholders' Equity
  from Inception (January 17, 1986) Through
  December 31, 1996................................................... F-5-F-7

Consolidated Statement of Cash Flows for the
  years ended December 31, 1996, 1995 and 1994........................ F-8-F-9

Notes to the Consolidated Financial Statements...................... F-10-F-15

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                 26th Place
                           2601 East Thomas Road            PH: (602) 266-2646
                                 Suite 110                 FAX: (602) 224-9496
Clancy and Co., P.L.L.C.   Phoenix, Arizona 85016   E-MAIL: CLANCYPLLC@AOL.COM
------------------------------------------------------------------------------

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage Company as defined in Financial Accounting Standards Board Statement No. 7. The Company is devoting substantially all of its present efforts in establishing a new business and although planned principal operations have commenced, there have been no significant revenues. Management's plans regarding the matters which raise doubts about the Company's ability to continue as a going concern are disclosed in Note 1 to the financial statements. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                                                       Loss
                                                       Accumulated
                                          Additional   During the
                       Common Stock       Paid In      Development
                    Shares      Amount    Capital      Stage             Total
Balance,
 January 17, 1986        0      $    0    $ 0          $    0            $   0

Issued to officers and
  directors at $.002
  per share         2,500,000    2,500      2,500                        5,000

Issued pursuant
  to public
  offering at $.01  3,645,000    3,645     32,805                       36,450

Cost of offering                           (7,946)                      (7,946)

Net loss from
  inception on
  January 17,
  1986 through
  December 31, 1987                                        (316)          (316)
                    -----------  -------   --------      --------       --------
Balance, December
  31, 1987           6,145,000   6,145      27,359         (316)        33,188

Escrow fee for
 public offering                              (200)                       (200)

Net loss year ended
  December 31, 1988                                      (1,030)        (1,030)
                    ----------   -------    --------    ---------     ---------
Balance, December
  31, 1988           6,145,000    6,145      27,159      (1,346)        31,958

Net loss year ended
  December 31, 1989                                     (21,707)       (21,707)
                    ----------   -------    --------    ---------    -----------
Balance, December
  31, 1989           6,145,000     6,145     27,159     (23,053)        10,251

Issuance of
  stock in
  accordance
  with plan of
  merger with
  Multi Spectrum
  Group, Inc.
  February
  28, 1990          55,305,000    55,305    (55,305)

Net loss year ended
  December 31, 1990
  Unaudited                                              (10,201)      (10,201)
                    ----------    ------    --------    -----------   ----------
Balance,
  December
  31, 1990          61,450,000    61,450    (28,146)     (33,254)           50

Net loss
  year ended
  December
  31, 1991
  Unaudited                                                    0             0
                    ----------   -------    --------      ---------   ----------
Balance, December
  31, 1991          61,450,000    61,450    (28,146)     (33,254)           50


     The accompanying notes are an integral part of these financial statements.

                                    F-5


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

                                                         Loss
                                                         Accumulated
                                         Additional      During the
                   Common Stock          Paid In         Development
                 Shares    Amount        Capital         Stage          Total
Issued to
  Group of
  Five, Inc.
  November
  13, 1992       8,772,800  $ 8,773       $ 0             $ 0           $ 8773

Net loss
  year ended
  December
  31, 1992
  Unaudited                                            (8,773)         (8,773)
                 ----------   -------  --------     ----------       ---------

Balance, December
  31, 1992       70,222,800   70,223   (28,146)       (42,027)              50

Net loss
  year ended
  December
  31, 1993                                                  0                0
                -----------  -------   --------       ---------       ---------
Balance, December
  31, 1993       70,222,800   70,223   (28,146)       (42,027)              50

Net loss
  year ended
  December
  31, 1994                                                  0                0
                 ----------   ------   ----------     ----------      ---------
Balance, December
  31, 1994        70,222,800  70,223   (28,146)       (42,027)              50

Reverse Split
  1200:1,
  August
  11, 1995      (70,164,281)  (70,164)  70,164

Acquisition
  of MedCare UI
  System Assets
  August 4, 1995  2,000,000     2,000  298,000                         300,000

Issued pursuant
  to a public
  offering at
  $.001 per
  share September
  20, 1995        4,200,000     4,200   625,800                        630,000

Cost of offering                        (30,000)                       (30,000)

Purchase of
 100% of the
 outstanding
 stock of Manon
 Consulting, Ltd. on
 October 1, 1995
 - Note 1                                                     0              0

Issued for
  cash December
  31, 1995           16,666        17     49,983                        50,000

Issued for
  services
  December
  31, 1995           25,000        25     74,975                        75,000

Net loss
  year ended
  December
  31, 1995                                               (691,033)    (691,033)

                ------------     -------  ----------     ----------   ---------
Balance,
  December
  31, 1995         6,300,185    6,301   1,060,776        (733,060)     334,016

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

                                                           Loss
                                                           Accumulated
                                           Additional      During the
                      Common Stock         Paid In         Development
                  Shares       Amount      Capital         Stage         Total

Issuance of
  common stock
  under 1995
  Stock Option
  Plan at
  $3.00 per share
  during 1996     36,000       $ 36         $ 107,964      $            $108,000


Issuance of
  common stock
  under 1996
  Stock Option
  Plan at $4.50
  per share
  during 1996       3,000         3            13,497                     13,500

Issuance of
  common stock
  under Private
  Placement at
  $4.75 per share
  dated June
  22, 1996          50,000       50           237,450                    237,500

Issuance of
  common stock
  under Private
  Placement at
  $4.50 per
  share dated
  December, 1996    56,000       56            251,944                   252,000

Net loss for
  year ended
  December
  31, 1996                                                (452,405)    (452,405)
                    --------    -------       --------    ---------    ---------
Balance, December
  31, 1996         6,445,185    $ 6,445    $  1,671,631  $(1,185,465)  $492,611


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
                                THROUGH DECEMBER 31, 1996

                           Year Ended    Year Ended   Year Ended    From
                           December      December     December      Inception
                           31, 1996      31, 1995     31, 1994      Through
                                                                    December 31,
                                                                    1996
Cash Flows
  from Operating
  Activities
  Net (Loss)             $ (452,405)    $ (691,033)   $  0          $(1,185,465)

Common Stock issued
  for services                    0              0       0                8,773

Adjustments to
  reconcile net
  (loss) to net
  cash provided
  by operating activities

  Depreciation and
    Amortization             11,662          8,575       0               20,237
Changes in Assets
 and Liabilities
  (Increase) Decrease in
    Accounts Receivable      (6,711)         (640)                       (7,351)
  (Increase) Decrease in
    Prepaid Expenses        (29,007)            0        0              (29,007)
  (Increase) Decrease in
    Organizational Costs        124          (138)       0                  (64)
  Increase (Decrease) in
    Accounts Payable         19,393           978        0               20,371
                         ----------     ---------      ------           --------
  Total Adjustments          (4,539)        8,775        0               12,959
                         ----------     ---------      ------           --------
Net cash provided
  (used) by
  operating
  Activities               (456,944)     (682,258)       0           (1,172,506)

Cash Flows from
 Investing Activities
  Purchase of Property
   and Equipment            (15,969)      (20,902)       0              (36,871)
                          ----------     ---------     ------          --------
Net cash flows from
 investing activities       (15,969)      (20,902)       0              (36,871)

Cash Flows from
 Financing Activities
  Proceeds from Sale
   of Common Stock          611,000       755,000        0            1,407,450
  Offering Costs                          (30,000)       0              (38,146)
  Notes Payable              25,000        23,135        0               48,135
  Notes Payable - Officers   12,500             0        0               12,500
                         ----------     ---------      ------         --------

Net cash provided by
  financing activities      648,500       748,135        0            1,429,939
                         ----------     ---------      ------         ---------

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
                               THROUGH DECEMBER 31, 1996

                        Year Ended   Year Ended   Year Ended    From
                        December     December     December      Inception
                        31, 1996     31, 1995     31, 1994      Through
                                                                December 31,
                                                                1996 (Unaudited)

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
                         ======        =====        ===             ======

Non-cash financing
   Intangible assets
   purchased with
   Common Stock          $ 0       $   300,000    $  0            $   300,000
                         ======        =======       ===              =======

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

The financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern, is dependent upon its ability to establish itself as a profitable business. The Company's ability to achieve these objectives cannot be determined at this time. It is the Company's belief that it will continue to incur losses for at least 12 months, and as a result will require additional funds. The additional funding will be accomplished by seeking additional funds from private or public equity investments, with possible future additional funds from private or public equity investments, and possible future collaborative agreements to meet such needs and the Company will be a viable entity.

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

The Company's stock option transactions for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                      Number of         Option
                                                      Shares            Price

Options outstanding and exercisable at                500,000           $3.00
December 31, 1995

Options granted in 1996                               300,000           $4.50

Options exercised during 1996 under
the 1995 Stock Option Plan                            (36,000)          $3.00

Options exercised during 1996 under
the 1996 Stock Option Plan                             (3,000)          $4.50
                                                    -----------         -----
Options outstanding and exercisable at
December 31, 1996                                     758,000      $3.00-4.50
                                                    ===========    ==========


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