Form 10QSB/A
period 1997-03-31
MEDCARE TECHNOLOGIES INC
filed 1997-07-25
CIK 1002422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB/A

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

Item 1       Legal Proceedings............................................. 18

Item 2       Changes in Securities......................................... 18

Item 3       Defaults Upon Senior Securities............................... 18

Item 4       Submission of Matters to a Vote of Security Holders........... 18

Item 5       Recent Sales of Unregistered Securities.........................18

Item 6       Other Information............................................. 19

Item 7       Exhibits and Reports on Form 8-K.............................. 19

Signature Page............................................................. 219

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

Item 3     Defaults Upon Senior Securities

None

Item 4     Submission of Matters to a Vote of Security Holders

None

Item 5           Recent Sales of Unregistered Securities

     On August 14, 1995, the Company acquired the MedCare UI system assets for 2,000,000 shares of the Company's common stock for a total value of $300,000. On August 15, 1995, the Company authorized in a Regulation D, Rule 504 Disclosure Memorandum the sale of 4,200,000 shares of its common stock at an offering price of $0.15. On September 20, 1995, the offering was completed with all shares being issued for a total value of $630,000, less offering costs of $30,000. These sales were made to Canadian and American citizens and a Form D was filed. On December 31, 1995, the Company issued 16,666 shares of its common stock for $50,000 cash and 25,000 shares of its common stock in exchange for consulting services to Cambridge Capital Corporation of Grand Turk, Turks & Caicos Islands, British West Indies, for a total value of $75,000. Cambridge Capital provided $75,000 of consulting services, paid by issuing 25,000 restricted common shares of the Company at a deemed value of $3.00 per share. These consulting services included advice, consultation and recommendations regarding European, Asian and Middle Eastern markets for urinary and fecal incontinence. In addition, Cambridge Capital made several introductions to potential joint venture partnerships in Asia, as well as potential sources of clinical expansion capital.

     The Company has just completed, on August 15, 1996, an offering via a Private Placement Memorandum pursuant to Regulation D, Rule 504. This offering was for a total of 50,000 shares 4of common stock at an offering price of $4.75 per share for a total offering of $237,500.

     The Company offered for sale a Private Placement Memorandum pursuant to Regulation D, Rule 504 which was begun on November 18, 1996 and completed on December 24, 1996. This offering was for 56,000 shares of common stock at $4.50 per share for a total offering of $252,000. The proceeds from this offering were used for equipment purchases, advertising and marketing and working capital.

Item 6     Other Information

None

Item 7     Exhibits and Reports on Form 8-K

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