Form 10-Q
period 1997-06-30
MEDCARE TECHNOLOGIES INC
filed 1997-08-18
CIK 1002422

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

(Mark One)


     X         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
-------------  THE SECURITIES EXCHANGE ACT OF 1934

               FOR QUARTERLY PERIOD ENDED JUNE 30, 1997

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
-------------  (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------   ---------------

Commission file number:  0-28790


                       MEDCARE TECHNOLOGIES, INC.
         (exact name of registrant as specified in its charter)



DELAWARE                                  87-0429962 B
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

Suite 101 - South Washington St.,
 Naperville, Illinois                     60540
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including
 area code:                               (630) 428-2864

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                          Yes   X   No
                                             ------    -----


The number of shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1997: 6,654,185.

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 FORM 10-Q, QUARTER ENDED JUNE 30, 1997

                                  INDEX


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet at June 30, 1997 and 1996                   3

Consolidated Statement of Operations for the six
     month period ended June 30, 1997, 1996                            5

Consolidated Statement of Stockholders' Equity from
     Inception (January 17, 1986) Through June 30, 1997                6

Consolidated Statement of Cash Flows for the six
     month period ended June 30, 1997, 1996                            11

Notes to Consolidated Financial Statements                             13

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                          14

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                            15

Item 2    Changes in Securities                                        15

Item 3    Defaults Upon Senior Securities                              15

Item 4    Submission of Matters to a Vote of
          Security Holders                                             15

Item 5    Other Information                                            15

Item 6    Exhibits and Reports on Form 8-K                             15

          Signature Page                                               16

          The accompanying notes are an integral part of these
                          financial statements.
                                    1

ITEM 1         FINANCIAL STATEMENTS

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                   INTERIM CONSOLIDATED BALANCE SHEET
                         JUNE 30, 1997 AND 1996

ASSETS                                                1997           1996
                                                      ----           ----
Current Assets
   Cash & Cash Equivalents                         $913,882         $6,821

   Accounts Receivable - Trade                      $54,740         $7,287

   Receivable - Other                                $5,400             $0
                                            --------------------------------
   Prepaid Expense                                  $27,494           $658
                                            --------------------------------
              Total Current Assets               $1,001,516        $14,766

Property and Equipment
   Office Equipment                                 $12,723         $4,103

   Medical Equipment                                $14,798        $16,799
                                            --------------------------------
                                                    $27,521        $20,902

   Less Accumulated Depreciation                    $12,586        $12,863
                                            --------------------------------
   Net Book Value                                   $14,935         $8,039
                                            --------------------------------
Other Assets
   Organization Costs -
     Net of Amortization                                 $0           $170

   Intangible Assets -
     The MedCare Program                           $300,000       $300,000
                                            --------------------------------
              Total Other Assets                   $300,000       $300,170
                                            --------------------------------
Total Assets                                     $1,316,450       $322,975
                                            ================================

                                            ================================


          The accompanying notes are an integral part of these
                          financial statements
                                    3

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                   INTERIM CONSOLIDATED BALANCE SHEET
                         JUNE 30, 1997 AND 1996

LIABILITIES AND STOCKHOLDERS' EQUITY                  1997           1996
                                                      ----           ----
Current Liabilities
   Accounts Payable                                 $46,564         $2,153


Long Term Liabilities
   Notes Payable                                    $25,000        $23,135

   Notes Payable - Officers                         $12,500             $0
                                            --------------------------------
              Total Long Term
               Liabilities                          $37,500        $23,135

              Total Current
               Liabilities                          $84,064        $25,288

Stockholders' Equity
   Preferred Stock, $0.25 Par Value,
   Authorized 1,000,000 Issued and
   Outstanding, at June 30,
   1997 and 1996, None                                   $0             $0



   Common Stock: $0.001 Par Value,
   Authorized 100,000,000; Issued and
   Outstanding, 6,654,185 shares at
   June 30, 1997 and 6,335,185 at
   June 30, 1996                                     $6,654         $6,336


   Additional Paid-In Capital                    $2,881,672     $1,165,741

   Loss Accumulated During
    Development Stage                           ($1,655,950)     ($874,390)
                                            --------------------------------
Total Stockholders' Equity                       $1,232,386       $297,687
                                            --------------------------------
              Total Liabilities and
              Stockholders' Equity               $1,316,450       $322,975
                                            ================================

          The accompanying notes are an integral part of these
                          financial statements.
                                    4

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
              INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
   FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 1997 AND
          JUNE 30, 1996 AND FROM INCEPTION (JANUARY 17, 1986)
                          THROUGH JUNE 30, 1997
                               (Unaudited)

                          For        For       For        For
                       The Three  The Three  The Six    The Six     Deficit
                         Months     Months    Months     Months   Accumulated
                         Period     Period    Period     Period    During The
                         Ended      Ended     Ended      Ended    Development
                        June 30,   June 30,  June 30,   June 30,     Stage
                          1996       1996      1996       1996
Revenues                   $10,573    $2,395    $47,809     $4,878     $57,656

Expenses
  General                 $333,513   $89,829   $531,241   $146,345   $1,732,141
  Administrative
                     ------------------------------------------------------------
    Total                 $333,513   $89,829   $531,241   $146,345   $1,732,141
    Expenses

Other Income(Expense)
  Interest Income          $11,029        $0    $12,957       $137      $18,545
  & Others
                    -------------------------------------------------------------

Net Loss                 ($311,911) ($87,343) ($470,475) ($141,330) ($1,655,940)
                    =============================================================
Net (Loss) Per Share
of Common Stock             ($0.05)   ($0.01)    ($0.07)    ($0.02)      ($0.25)

                    =============================================================


          The accompanying notes are an integral part of these
                          financial statements.
                                    5

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                          THROUGH JUNE 30, 1997

                                    COMMON STOCK
                                                                    LOSS
                                                     ADDITIONAL  ACCUMULATED
                                SHARES        AMOUNT   PAID IN   DURING THE     TOTAL
                                                       CAPITAL   DEVELOPMENT
                                                                   STAGE
Balance, January 17, 1986               0        $0                                  $0

Issued to officers and
directors at $.002 per
share                           2,500,000    $2,500    $2,500                    $5,000

Issued pursuant to public
offering at $.01               36,450,003    $3,645   $32,805                   $36,450

Cost of offering                                      ($7,946)                  ($7,946)

Net loss from inception on
January 17, 1986 through
December 31, 1987                                                    ($316)       ($316)
                           --------------------------------------------------------------

Balance, December 31, 1987      6,145,000    $6,145    $27,359       ($316)     $33,188

Escrow fee for public
offering                                                 ($200)                   ($200)

Net loss year ended
December 31, 1988                                                  ($1,030)     ($1,030)
                           --------------------------------------------------------------
Balance, December 31, 1988      6,145,000    $6,145    $27,159     ($1,346)     $31,958

Net loss year ended
December 31, 1989                                                 ($21,707)    ($21,707)
                           --------------------------------------------------------------
Balance, December 31, 1989      6,145,000    $6,145    $27,159    ($23,053)     $10,251

Issuance of stock in
accordance with plan of
merger with Multi-
Spectrum Group, Inc.
February 28, 1990              55,305,000   $55,305   ($55,305)

Net loss year ended
December 31, 1990 -
unaudited                                                         ($10,201)    ($10,201)
                           --------------------------------------------------------------
Balance, December 31, 1990     61,450,000   $61,450   ($28,146)   ($33,254)         $50



          The accompanying notes are an integral part of these
                          financial statements.
                                    6

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                          THROUGH JUNE 30, 1997

                                    COMMON STOCK
                                                                   LOSS
                                                     ADDITIONAL  ACCUMULATED
                                SHARES        AMOUNT   PAID IN   DURING THE     TOTAL
                                                       CAPITAL   DEVELOPMENT
                                                                   STAGE
Net loss year ended December
 31, 1991 - Unaudited                                                   $0           $0
                           --------------------------------------------------------------
Issued to Group of Five, Inc.
November 13, 1992               8,772,800    $8,773         $0                   $8,773


Net loss year ended
December 31, 1992
-Unaudited                                                         ($8,773)     ($8,773)
                           --------------------------------------------------------------
Balance, December 31, 1992     70,222,800   $70,223   ($28,146)   ($42,027)         $50

Net Loss year ended
December 31, 1993                                                       $0           $0
                           --------------------------------------------------------------
Balance, December 31, 1993     70,222,800   $70,223   ($28,146)   ($42,027)         $50

Net loss year ended
December 31, 1994                                                       $0           $0
                           --------------------------------------------------------------
Balance, December 31, 1994     70,222,800   $70,223   ($28,146)   ($42,027)         $50

Reverse Split 1200:1,
August 11, 1995               (70,164,281) ($70,164)   $70,164

Acquisition of MedCare
UI System Assets
August 4, 1995                  2,000,000    $2,000   $298,000               $3,000,000

Issued pursuant to a
public offering at
$.001 per share
September 20, 1995              4,200,000    $4,200   $625,800                 $630,000

Cost of offering                                      ($30,000)                ($30,000)

Purchase of 100% of the
outstanding stock of Manon
Consulting, Ltd. on
October 1, 1995 - Note 1                                                $0           $0

          The accompanying notes are an integral part of these
                          financial statements.
                                    7

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                          THROUGH JUNE 30, 1997

                                    COMMON STOCK
                                                                    LOSS
                                                      ADDITIONAL  ACCUMULATED
                                SHARES        AMOUNT    PAID IN   DURING THE    TOTAL
                                                        CAPITAL   DEVELOPMENT
                                                                   STAGE

Issued for cash
December 31, 1995                  16,666       $17    $49,983                  $50,000

Issued for services
December 31, 1995                  25,000       $25    $74,975                  $75,000

Net loss year ended
December 31, 1995                                                ($691,033)   ($691,033)
                           --------------------------------------------------------------
Balance, December 31, 1995      6,300,185    $6,301 $1,060,776   ($733,060)    $334,016

Issuance of common stock
under 1995 Stock Option
Plan at $3.00 per share
during 1996                        36,000       $36   $107,964                 $108,000

Issuance of common stock
under 1996 Stock Option
Plan at $4.50 per share
during 1996                         3,000        $3    $13,497                  $13,500

Issuance of common stock
under Private Placement at
$4.75 per share dated
June 22, 1996                      50,000       $50   $237,450                 $237,500

Issuance of common stock
under Private Placement at
$4.50 per share dated
December, 1996                     56,000       $56   $251,944                 $252,000

Net loss for year ended
December 31, 1996                                                ($452,405)   ($452,405)
                           --------------------------------------------------------------
Balance, December 31, 1996      6,445,185    $6,445 $1,671,631 ($1,185,465)    $492,611



          The accompanying notes are an integral part of these
                          financial statements.
                                    8

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                          THROUGH JUNE 30, 1997

                                     COMMON STOCK
                                                                    LOSS
                                                     ADDITIONAL  ACCUMULATED
                                SHARES        AMOUNT   PAID IN   DURING THE     TOTAL
                                                       CAPITAL   DEVELOPMENT
                                                                    STAGE

Issuance of common stock
under Stock Option Plan at
$3.00 per share dated
January, 1997                       6,000        $6    $17,944                  $18,000

Issuance of common stock
under Stock Option Plan at
$4.50 per share dated
January, 1997                       2,000        $2     $8,998                   $9,000

Issuance of Common stock
under Stock Option Plan at
$3.00 per share dated
February, 1997                      9,000        $9    $26,991                  $27,000

Issuance of common stock
under Stock Option Plan at
$4.50 per share dated
February, 1997                      3,000        $3    $13,497                  $13,500

Issuance of common stock
under Stock Option Plan
at $3.00 per share dated
March, 1997                         6,500        $6    $19,494                  $19,500

Issuance of common stock
under Private Placement
at $6.25 per share dated
March, 1997                       176,000      $176 $1,099,824               $1,100,000

Net loss for the period
ended March 31, 1997                                             ($158,564)   ($158,564)
                           --------------------------------------------------------------

Balance - March 31, 1997        6,647,685    $6,647 $2,858,429 ($1,344,029)  $1,521,047



          The accompanying notes are an integral part of these
                          financial statements
                                    9

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
         INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                          THROUGH JUNE 30, 1997

                                                                     LOSS
                                             COMMON  ADDITIONAL   ACCUMULATED
                                SHARES       STOCK     PAID IN    DURING THE    TOTAL
                                             AMOUNT    CAPITAL    DEVELOPMENT
                                                                    STAGE
Issuance of Common Stock
under Stock Option Plan
at $3.00 per share
dated April, 1997                   2,500     $2.50  $7,497.50                   $7,500

Issuance of Common Stock
under Stock Option Plan
at $4.50 per share
dated April, 1997                   2,500     $2.50 $11,247.50                  $11,250

Issuance of Common Stock
under Stock Option Plan
at $3.00 per share
dated May, 1997                     1,500     $1.50  $4,498.50                   $4,500

Net Loss for the Period
Ended June 30, 1997                                              ($311,911)   ($311,911)
                           --------------------------------------------------------------
Balance - June 30, 1997        6,654,185  $6,653.50 $2,881,672.50 ($1,655,940) $1,232,386
                           ==============================================================





          The accompanying notes are an integral part of these
                          financial statements
                                   10

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
              INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1997 AND JUNE 30, 1996
       AND FROM INCEPTION (JANUARY 17, 1996) THROUGH JUNE 30, 1997
                               (Unaudited)


                                           FOR THE      FOR THE
                                          SIX MONTHS   SIX MONTHS      FROM
                                            PERIOD       PERIOD      INCEPTION
                                            ENDED        ENDED        THROUGH
                                           JUNE 30,     JUNE 30,      MARCH 31,
                                             1997         1996          1997

Cash Flows from Operating
Activities:                               ($470,475)   ($141,330)   ($1,655,940)
     Net (Loss)

Common Stock issued for services                 $0           $0         $8,773

Adjustments to reconcile net
(loss) to net cash provided
by operating activities

 Depreciation and Amortization                 $861       $4,306        $21,098

Change in Assets and Liabilities

(Increase) Decrease in
Accounts Receivable                        ($52,789)     ($6,647)      ($60,140)

(Increase) Decrease in
Prepaid Expenses                             $1,513        ($658)      ($27,494)

(Increase) Decrease in
Organizational Costs                            $64           $0             $0

(Increase) Decrease in
Accounts Payable                           ($26,192) $11,756,606        $46,563
                                         ---------------------------------------
Total Adjustments                          ($24,159)     ($1,824)      ($19,973)

Net cash provided (used)
by Operating Activities                   ($494,634)   ($143,154)   ($1,667,140)

Cash Flows from Financing
Activities Proceeds from
Sale of Common Stock                     $1,210,250     $105,000     $2,579,554

Decrease in Office &
Med Equipment                                  $839           $0       ($36,032)

Notes Payable                               $12,500           $0        $25,000
                                         ---------------------------------------
Net cash provided by
financing Activities                     $1,200,454     $105,000     $2,593,522
                                         ---------------------------------------

Increase (decrease) in cash
and Cash Equivalents                       $705,820     ($38,154)      $926,382

          The accompanying notes are an integral part of these
                          financial statements
                                   11

                                          FOR THE      FOR THE
                                         SIX MONTHS   SIX MONTHS        FROM
                                           PERIOD       PERIOD        INCEPTION
                                            ENDED        ENDED         THROUGH
                                           JUNE 30,     JUNE 30,       MARCH 31,
                                             1997         1996           1997

Cash and cash equivalents at
beginning of period                        $220,562      $44,975             $0

Cash and cash equivalents at
end of period                              $926,382       $6,821       $926,382
                                        ----------------------------------------
Supplemental Information Cash
paid For: Interest                               $0           $0             $0
                                        ----------------------------------------
Income Taxes                                     $0           $0             $0
                                        ----------------------------------------
Non-cash financing
     Intangible assets purchased
     with Common Stock                           $0     $300,000       $300,000
                                        ========================================









          The accompanying notes are an integral part of these
                          financial statements
                                   12

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                         JUNE 30, 1997 AND 1996



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

On April 1, 1997, the Company issued 2,500 shares of its common stock at $3.00 per share and another 2,500 shares of its common stock at $4.50 per share under its Stock Option Plan for $18,750 cash.

On May 20, 1997, the Company issued 1,500 shares of its common stock at $3.00 per share under its Stock Option Plan for $4,500 cash.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K.

Certain information and footnote disclosures included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's 1996 Annual Report on Form 10-K.



          The accompanying notes are an integral part of these
                          financial statements.
                                   13

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS DISCUSSION, THE WORDS "BELIEVES", "ANTICIPATES", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH WOULD COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO REPUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT THE COMPANY'S BUSINESS, IN THIS REPORT, AS WELL ASOTHER PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

The Company has developed The MedCare Program, a non-surgical, non-drug, non-invasive and cost effective treatment program for urinary incontinence, as well as pelvic pain, chronic constipation, fecal incontinence, and disordered defecation. The MedCare Program is offered through a medical doctor and is currently available in 4 cities (Norman, OK, Winter Park, FL, Overland Park, KS, and Denver, CO). Additional Program sites are anticipated in Illinois, Florida, and North Carolina.

Results of Operations

The Company had revenues of $47,809 for the six month period ending June 30, 1997, compared to $4,878 for the six month period ending June 30, 1996. Three of the Company's four MedCare Program sites were newly opened during the six month period ending June 30, 1997, and as a result, generated nominal revenues. The Company expects overall revenues to increase in the future as presently established MedCare Program sites become more established and as additional sites are opened in the near future.

For the six month period ending June 30, 1997, the Company's general and administrative expenses increased to $531,241, compared to $146,345 for the corresponding period in 1996. The 1997 amount represents an increase of 363% due primarily to the opening of the Company's new head office in Naperville, IL, hiring of additional staff, incurring greater advertising and marketing expenses at MedCare centres opened during the period, and increased expenses related to financial public relations.

The Company's net loss was $470,475, or $0.07 per share, for the second quarter of 1997 compared to a net loss of $141,330, or $0.02 per share, for the corresponding period in 1996. This increase was primarily due to the increase in general and administrative costs described above.

Liquidity and Capital Resources

As at June 30, 1997, the Company's cash balance was $913,882, compared to $6,821 as at June 30, 1996. The Company has financed its operations primarily through private placements of Common Shares and the exercise of Stock Options totalling $1,210,250 for the six month period ending June 30, 1997. During July, 1997, the Company received an additional $3,326,250 in equity funding.

          The accompanying notes are an integral part of these
                          financial statements.
                                   14

ITEM 1         LEGAL PROCEEDINGS

None

ITEM 2         CHANGES IN SECURITIES

As detailed in the financial statements, the Company issued 33,000 common shares for the exercise of stock options ranging in prices from $3.00 to $4.50 and 176,000 commons shares for a private placement completed at $6.25 per share. The total shares issued during the six month period ending June 30, 1997 was 209,000 shares.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5         OTHER INFORMATION

None

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

On June 26, 1997, the Company entered into an Employment Agreement with Mr. Jeff Aronin, the Company's President and Chief Operating Officer. Under the terms of the agreement, a copy of which is attached hereto as Exhibit A, Mr. Aronin will receive an annual salary of $100,000, an auto allowance of $500 per month, medical insurance, and 400,000 stock options, with an additional 100,000 bonus options if the Company achieves certain sales targets.







          The accompanying notes are an integral part of these
                          financial statements.
                                   15

SIGNATURE PAGE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MEDCARE TECHNOLOGIES, INC.




                                        /s/ HARMEL S. RAYAT
Dated: August 14th, 1997                --------------------------------
                                        Harmel S. Rayat
                                        Chairman of the Board
                                        Chief Executive Officer,
                                        Chief Financial Officer










          The accompanying notes are an integral part of these
                          financial statements.
                                   16