Form 10KSB/A
period 1996-12-31
MEDCARE TECHNOLOGIES INC
filed 1997-08-28
CIK 1002422

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

     The table above reflects the high and low bids beginning with the fiscal quarter after the 1200:1 reverse stock split of August 11, 1995. Prior to this period, the Company traded as Multi Spectrum Group, Inc. and traded between $0.02 and $0.03 per share for many years.

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

                               FINANCIAL STATEMENTS

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

                                                                   Loss
                                                                   Accumulated
                     Year ended     Year ended     Year ended      During The
                     December       December       December        Development
                     31, 1996       31, 1996       31, 1996        Stage
                                                                   (Unaudited)
Revenues             $  8,118      $   1,729          $   0        $   9,847

Expenses
  General and
    Administrative    463,324        692,762              0        1,200,900
                      _______        _______        ________       _________
  Total Expenses      463,324        692,762              0        1,200,900

Other Income
  Interest Income       2,801              0              0            5,588
                      _______       ________        ________       __________

Net Loss        $    (452,405)   $  (691,033)       $     0   $   (1,185,465)
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


                                                       Loss
                                                       Accumulated
                                          Additional   During the
                       Common Stock       Paid In      Development
                    Shares      Amount    Capital      Stage             Total
                                                       (Unaudited)
Balance,
 January 17, 1986        0      $    0    $ 0          $    0            $   0

Issued to officers and
  directors at $.002
  per share         2,500,000    2,500      2,500                        5,000

Issued pursuant
  to public
  offering at $.01  3,645,000    3,645     32,805                       36,450

Cost of offering                           (7,946)                      (7,946)

Net loss from
  inception on
  January 17,
  1986 through
  December 31, 1987
                                              (316)          (316)
                    -----------  -------   --------      --------       --------
Balance, December
  31, 1987
                    6,145,000   6,145      27,359         (316)        33,188

Escrow fee for
 public offering                              (200)                       (200)

Net loss year ended
  December 31, 1988
  (Unaudited)                                           (1,030)        (1,030)
                    ----------   -------    --------    ---------     ---------
Balance, December
  31, 1988
  (Unaudited)       6,145,000    6,145      27,159      (1,346)        31,958

Net loss year ended
  December 31, 1989
  (Unaudited)                                           (21,707)       (21,707)
                    ----------   -------    --------    ---------    -----------
Balance, December
  31, 1989
  (Unaudited)        6,145,000     6,145     27,159     (23,053)        10,251

Issuance of
  stock in
  accordance
  with plan of
  merger with
  Multi Spectrum
  Group, Inc.
  February
  28, 1990          55,305,000    55,305    (55,305)

Net loss year ended
  December 31, 1990
  Unaudited                                              (10,201)      (10,201)
                    ----------    ------    --------    -----------   ----------
Balance,
  December
  31, 1990
  (Unaudited)       61,450,000    61,450    (28,146)     (33,254)           50

Net loss
  year ended
  December
  31, 1991
  Unaudited                                                    0             0
                    ----------   -------    --------      ---------   ----------
Balance, December
  31, 1991
  (Unaudited)       61,450,000    61,450    (28,146)     (33,254)           50


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

                                                         Loss
                                                         Accumulated
                                         Additional      During the
                   Common Stock          Paid In         Development
                 Shares    Amount        Capital         Stage          Total
                                                         (Unaudited)
Issued to
  Group of
  Five, Inc.
  November
  13, 1992       8,772,800  $ 8,773       $ 0             $ 0           $ 8773

Net loss
  year ended
  December
  31, 1992
  Unaudited                                            (8,773)         (8,773)
                 ----------   -------  --------     ----------       ---------

Balance, December
  31, 1992
  (Unaudited)    70,222,800   70,223   (28,146)       (42,027)              50

Net loss
  year ended
  December
  31, 1993
                                                         0                0
                -----------  -------   --------       ---------       ---------
Balance, December
  31, 1993
                70,222,800   70,223   (28,146)       (42,027)              50

Net loss
  year ended
  December
  31, 1994
                                                         0                0
                 ----------   ------   ----------     ----------      ---------
Balance, December
  31, 1994
                 70,222,800  70,223   (28,146)       (42,027)              50

Reverse Split
  1200:1,
  August
  11, 1995      (70,164,281)  (70,164)  70,164

Acquisition
  of MedCare UI
  System Assets
  August 4, 1995  2,000,000     2,000  298,000                         300,000

Issued pursuant
  to a public
  offering at
  $.001 per
  share September
  20, 1995        4,200,000     4,200   625,800                        630,000

Cost of offering                        (30,000)                       (30,000)

Purchase of
 100% of the
 outstanding
 stock of Manon
 Consulting, Ltd. on
 October 1, 1995
 - Note 1                                                     0              0

Issued for
  cash December
  31, 1995           16,666        17     49,983                        50,000

Issued for
  services
  December
  31, 1995           25,000        25     74,975                        75,000

Net loss
  year ended
  December
  31, 1995                                               (691,033)    (691,033)

                ------------     -------  ----------     ----------   ---------
Balance,
  December
  31, 1995         6,300,185    6,301   1,060,776        (733,060)     334,016

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

                                                           Loss
                                                           Accumulated
                                           Additional      During the
                      Common Stock         Paid In         Development
                  Shares       Amount      Capital         Stage         Total
                                                           (Unaudited)

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

NOTE 3 - THE MEDCARE PROGRAM

On August 14, 1995, the Company acquired the rights to MedCare
Protocol, a urinary incontinence procedure, in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company has continued to further enhance the MedCare Protocol for the treatment of urinary incontinence that significantly reduces or completely eliminates the majority of UI cases using a non-drug, non-surgical protocol that takes into account the clinical, cognitive, functional and residential status of the patient. The Company intends to amortize the cost of the system over 15 years, based on Management's estimated useful life of the protocol, beginning with the first year in which commercial sales occur. Management reassesses annually the estimated useful life. Such amortization will result in charges against earnings of $20,000 per year for each of the years.

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

4. In February, 1997, the Company opened another facility in Winter Park,
Florida.


  The accompanying notes are an integral part of these financial statements.
                                  F-15


  The accompanying notes are an integral part of these financial statements.