Form 10QSB/A
period 1997-03-31
MEDCARE TECHNOLOGIES INC
filed 1997-08-28
CIK 1002422

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

Item 7       Exhibits and Reports on Form 8-K.............................. 19

Signature Page............................................................. 219

  Item 1     Financial Statements

                     MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                         INTERIM CONSOLIDATED BALANCE SHEET
               For the THREE Months Period Ending MARCH 31, 1997 AND 1996
                                     (Unaudited)

ASSETS                                           1997                    1996

Current Assets
    Cash                                    $1,202,631                $33,585

    Accounts Receivable - Trade                $31,742                   $740

   Prepaid Expense                            $34,373                      $0
                                          ------------------------------------
                   Total Current Assets     $1,268,746                $34,325

Property and Equipment - Note 2
    Office Equipment                            $2,429                 $4,103

    Medical Equipment                          $14,798                $16,799
                                              ---------------------------------
                                              $17,227                 $20,902

    Less Accumulated Depreciation              $12,566                 $8,575

    Net Book Value                              $4,641                $12,327
                                           -----------------------------------
Other Assets
   Organization Costs (Net of Amortization)        $0                    $188

   Intangible Assets -
   The MedCare Program - Note 2              $300,000                $300,000
                                           -------------------------------------
                  Total Other Assets         $300,000                $300,188
                                           -------------------------------------
Total Assets                               $1,573,387                $346,840
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

PART II -- OTHER INFORMATION

Item 1     Legal Proceedings

None

Item 2     Changes in Securities

As detailed in the financial statements, the Company issued 26,500 common shares for the exercise of stock options ranging in prices from $3.00 to $4.50 and 176,000 common shares for a private placement completed at $6.25 per share. The total shares issued during the three month period ending March 31, 1997 was 202,500 shares. The option shares were issued in reliance upon Regulation 701 of the 1933 Act to employees, consultants and other affiliates of the Company. The private placement was dated February 1, 1997 and was for an aggregate offering of 176,000 shares for $1.1 million. All shares were sold to a single accredited investor. These shares were sold in reliance upon Rule 506 of the 1933 Act.

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