Form 10KSB/A
period 1996-12-31
MEDCARE TECHNOLOGIES INC
filed 1997-10-27
CIK 1002422

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

          Balance Sheets as of December 31, 1996 and 1995          F-2

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


                                        MEDCARE TECHNOLOGIES, INC.



                                              /s/ Harmel S. Rayat
                                        By Harmel S. Rayat
                                     Chief Executive Officer


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

                        INDEPENDENT AUDITORS REPORT

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

/S/CLANCY AND CO.
--------------------
Clancy and Co., P.L.L.C.
Phoenix, Arizona
March 21, 1997

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                             CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1996 AND 1995

                                       ASSETS
                                            1996                        1995
Current Assets
  Cash                                    $ 220,562               $   44,975
  Accounts Receivable -- Trade                7,351                      640
  Prepaid Expenses                           29,007                        0
                                            -------                   ------
  Total Current Assets                      256,920                   45,615

Property and Equipment
  Office Equipment                            5,274                    4,103
  Medical Equipment                          31,597                   16,799
                                            -------                  -------
                                             36,871                   20,902
  Less Accumulated Depreciation              20,237                    8,575
                                            -------                  -------
  Net Book Value                             16,634                   12,327


Other Assets
  Organization Costs
   - Net of Amortization                         64                      188
  Intangible Assets
   - The MedCare Program
   - Note 3                                 1,000                      1,000
                                          ---------                ---------
  Total Other Assets                        1,064                      1,188
                                         ----------               ----------

Total Assets                          $   274,618                $    59,130
                                            =======                  =======



   The accompanying notes are an integral part of these financial statements.
                                   F-2

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                              CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1996 AND 1995

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                           1996                        1995
Current Liabilities
  Accounts Payable                  $    20,372                     $   979
  Notes Payable                          48,135                      23,135
  Notes Payable - Officers               12,500                           0
                                        -------                      ------
  Total Current Liabilities              81,007                      24,114

Stockholders' Equity
  Preferred Stock,
  $.25 Par Value, Authorized
    1,000,000; Issued and
    Outstanding, at
    December 31, 1996
    and 1995, NONE                            0                           0

  Common Stock:  $0.001 Par
   Value, Authorized
   100,000,000; Issued
   and Outstanding,
   6,445,185 Shares at
   December 31, 1996 and
   6,300,185 at December
   31, 1995                               6,445                      6,300

Additional Paid
 In Capital                           1,372,631                    761,776
Loss Accumulated
 During The Development
 Stage                               (1,185,465)                  (733,060)
                                     ------------              ------------
Total Stockholders' Equity              193,611                     35,016
                                     ------------              ------------

Total Liabilities and
 Stockholders' Equity                 $ 274,618                 $   59,130
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

                                                         Loss
                                                         Accumulated
                                         Additional      During the
                   Common Stock          Paid In         Development
                 Shares    Amount        Capital         Stage          Total
                                                         (Unaudited)
Issued to
  Group of
  Five, Inc.
  November
  13, 1992       8,772,800  $ 8,773       $ 0             $             $ 8773

Net loss
  year ended
  December
  31, 1992
  Unaudited                                            (8,773)         (8,773)
                 ----------   -------  --------     ----------       ---------

Balance, December
  31, 1992       70,222,800   70,223   (28,146)       (42,027)              50

Net loss
  year ended
  December
  31, 1993                                                  0                0
                -----------  -------   --------       ---------       ---------
Balance, December
  31, 1993       70,222,800   70,223   (28,146)       (42,027)              50

Net loss
  year ended
  December
  31, 1994                                                  0                0
                 ----------   ------   ----------     ----------      ---------
Balance, December
  31, 1994        70,222,800  70,223   (28,146)       (42,027)              50

Reverse Split
  1200:1,
  August
  11, 1995      (70,164,281)  (70,164)  70,164

Acquisition
  of MedCare UI
  System Assets
  August 4, 1995  2,000,000     2,000 (1,000)                         1,000

Issued pursuant
  to a public
  offering at
  $.001 per
  share September
  20, 1995        4,200,000     4,200   625,800                        630,000

Cost of offering                        (30,000)                       (30,000)

Purchase of
 100% of the
 outstanding
 stock of Manon
 Consulting, Ltd. on
 October 1, 1995
 - Note 1                                                     0              0

Issued for
  cash December
  31, 1995           16,666        17     49,983                        50,000

Issued for
  services
  December
  31, 1995           25,000        25     74,975                        75,000

Net loss
  year ended
  December
  31, 1995                                               (691,033)    (691,033)

                ------------     -------  ----------     ----------   ---------
Balance,
  December
  31, 1995         6,300,185    6,301   761,776        (733,060)     35,016

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

                                                           Loss
                                                           Accumulated
                                           Additional      During the
                      Common Stock         Paid In         Development
                  Shares       Amount      Capital         Stage         Total
                                                           (Unaudited)

Issuance of
  common stock
  under 1995
  Stock Option
  Plan at
  $3.00 per share
  during 1996     36,000       $ 36         $ 107,964      $            $108,000


Issuance of
  common stock
  under 1996
  Stock Option
  Plan at $4.50
  per share
  during 1996       3,000         3            13,497                     13,500

Issuance of
  common stock
  under Private
  Placement at
  $4.75 per share
  dated June
  22, 1996          50,000       50           237,450                    237,500

Issuance of
  common stock
  under Private
  Placement at
  $4.50 per
  share dated
  December, 1996    56,000       56            251,944                   252,000

Net loss for
  year ended
  December
  31, 1996                                                (452,405)    (452,405)
                    --------    -------       --------    ---------    ---------
Balance, December
  31, 1996         6,445,185    $ 6,445    $  1,372,631  $(1,185,465)  $193,611
                     ====   =====      =====    ======    ======

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
                                THROUGH DECEMBER 31, 1996

                           Year Ended    Year Ended   Year Ended    From
                           December      December     December      Inception
                           31, 1996      31, 1995     31, 1994      Through
                                                                    December 31,
                                                                    1996
                                                                    (Unaudited)
Cash Flows
  from Operating
  Activities
  Net (Loss)             $ (452,405)    $ (691,033)   $  0          $(1,185,465)

Common Stock issued
  for services                    0              0       0                8,773

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
                         ======        =====        ===             ======

Non-cash financing
   Intangible assets
   purchased with
   Common Stock          $ 0       $   1,000    $  0            $   1,000
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

On August 14, 1995, the Company, acquired the MedCare Protocol, a urinary incontinence procedure in exchange for 2,000,000 shares of the Company's common stock at $0.0005 for a total value of $1,000.

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

NOTE 3 - THE MEDCARE PROGRAM

On August 14, 1995, the Company acquired the rights to MedCare Protocol, a urinary incontinence procedure in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company has continued to further enhance the MedCare Protocol for the treatment of urinary incontinence that significantly reduces or completely eliminates the majority of UI cases using a non-drug, non surgical protocol that takes into account the clinical, cognitive, functional and residential status of the patient. The Company intends to amortize the cost of the system over 15 years, based on Management's estimated useful life of the protocol, beginning with the first year in which commercial sales occur. Management reassesses annually the estimated useful life. Such amortization will result in charges against earnings of $66 per year for each of the years.

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