Form 10-Q
period 1997-09-30
MEDCARE TECHNOLOGIES INC
filed 1997-11-14
CIK 1002422

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

(Mark One)

    X                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
 ------              SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended September 30, 1997 (Unaudited)

 ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  0-28790
                         -------

                   MEDCARE TECHNOLOGIES, INC.
     (exact name of registrant as specified in its charter)

DELAWARE                                                    87-0429962 B
--------                                                    -------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

Suite 100 - 608 South Washington, Naperville, Illinois      60540
------------------------------------------------------      ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (630) 428-2859
                                                            --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                                            Yes X   No
                                                               ____    _____

The number of shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1997: 6,984,185.
                     ----------

                               MEDCARE TECHNOLOGIES, INC.
                       FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 1997
                                       (Unaudited)
                                          INDEX

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Consolidated Balance Sheet at September 30, 1997 and 1996................  3-4

Consolidated Statement of Operations for the Three Months and Nine Months
     Period Ended September 30, 1997 and September 1996 and From
     Inception (January 17, 1986) Through September 30, 1997............   5

Consolidated Statement of Stockholders' Equity from Inception
     (January 17, 1986) Through September 30, 1996.......................  6-10

Consolidated Statement of Cash Flows for the Nine Months Period Ended
     September 30, 1997 and September 30, 1996 and From Inception
     (January 17, 1986) Through September 30, 1997......................   11-12

Notes to Consolidated Financial Statements..............................   13-21

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..........................   22

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

PART II   OTHER INFORMATION

Item 1    Legal Proceedings..............................................  24
Item 2    Changes in Securities..........................................  24
Item 3    Defaults Upon Senior Securities................................  24
Item 4    Submission of Matters to a Vote of Security Holders............  24
Item 5    Other Information..............................................  24
Item 6    Exhibits and Reports on Form 8-K...............................  24-25

          Signature Page.................................................  26

Item 1         Financial Statements

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


ASSETS
                                                 1997                  1996
Current Assets
     Cash & Cash Equivalents                     $4,041,324            $140,891

     Accounts Receivable - Trade                 $60,115               $7,287

     Receivable - Other                          $5,400                $19,000

     Prepaid Expense                             $27,494               $17,450
                                                 -------------         ---------
                    Total Current Assets         $4,134,333            $184,628

Property and Equipment
     Office Equipment                            $13,307               $4,103

     Medical Equipment                           $29,733               $16,799
                                                 -------               -------
                                                 $43,106               $20,902

     Less Accumulated Depreciation               $11,132               $12,863
                                                 -------               -------
     Net Property and Equipment                  $31,974               $8,039

Other Assets
     Organization Costs - Net of Amortization    $0                    $170

     Intangible Assets - The MedCare Program     $1,000                $1,000

     Security Deposits                           $1,500                $0
                                                 ------                ------
                    Total Other Assets           $2,500                $1,170
                                                 ----------            --------
Total Assets                                     $4,168,807            $193,837
                                                 ==========            ========

    The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                     INTERIM CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY              1997            1996
Current Liabilities
        Accounts Payable                          $159,740        $9,429

Long Term Liabilities
        Notes Payable                             $0              $23,135

        Notes Payable - Officers                  $13,500         $0
                                                  -------         -------
                    Total Long Term Liabilities   $13,500         $23,135

                    Total Current Liabilities     $173,240        $32,564

Stockholders' Equity
     Preferred Stock, $0.25 Par Value,
     Authorized 1,000,000 Issued and
     Outstanding, at September 30,
     1997, 165 Shares and at September
     30, 1996, None                               $41             $0


     Common Stock: $0.001 Par Value,
     Authorized 100,000,000; Issued and
     Outstanding, 6,984,185 shares at
     September 30, 1997 and 6,400,185 at
     September 30, 1996                           $6,984          $6,401

     Additional Paid-In Capital                   $6,009,801      $1,153,676

     Loss Accumulated During Development Stage    ($2,021,259)    ($998,804)
                                                  ------------    ----------
Total Stockholders' Equity                        $3,995,567      $161,273
                                                  ------------    ----------
                    Total Liabilities and
                    Stockholders' Equity          $4,168,807      $193,837
                                                  ============    ==========

   The accompanying notes are an integral part of these financial statements.

                    MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                    INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30,
1997
            AND SEPTEMBER 30, 1996 AND FROM INCEPTION (JANUARY 17, 1986)
                           THROUGH SEPTEMBER 30, 1997
                                  (Unaudited)

                       For         For        For        For
                       The Three   The Three  The Nine   The Nine  Deficit
                       Months      Months     Months     Months    Accumulated
                       Period      Period     Period     Period    During The
                       Ended       Ended      Ended      Ended     Development
                       September   September  September  September Stage
                       30, 1997    30, 1996   30, 1997   30, 1996
Revenues               $8,366      $1,880     $56,175    $6,758    $56,175

Expenses
     General           $442,104    $127,188   $973,345   $273,533  $2,161,229
     Administrative
                       --------    --------   --------   --------  ----------
          Total        $442,104    $127,188   $973,345   $273,533  $2,161,229
          Expenses

Other Income (Expense)
     Interest Income &
     Others            $53,969     $894       $66,926    $1,031     $72,514

     Loss from
     Discontinued
     Operations        $0          $0         ($4,489)   $0         ($4,489)

     Gain on Sale of
     Subsidiary        $0          $0         $15,770    $0         $15,770

Net Loss               ($379,769)  ($124,414) ($838,963) ($265,744) ($2,021,259)
                       ----------  ---------- ---------- ---------- ------------
Net (Loss) Per Share of
Common Stock           ($0.05)     ($0.02)    ($0.12)    ($0.04)    ($0.20)
                       ==========  ========== ========== ========== ============

   The accompanying notes are an integral part of these financial statements.

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                               THROUGH SEPTEMBER 30, 1997

          Preferred Stock    Common Stock

          Shares Amount Shares      Amount    Additional Loss         Total
                                              Paid In    Accumulated
                                              Capital    During the
                                                         Development
                                                         Stage
Balance,
January 17,
1986      0      $0     0           $0                                $0

Issued to
officers and
directors at
$.002 per
share                   2,500,000   $2,500     $2,500                  $5,000


Issued pursuant
to public
offering at
$.01                    3,645,000   $3,645    $32,805                 $36,400

Cost of
offering                                      ($7,946)                ($7,946)

Net loss from
inception on
January 17,
1986 through
December 31,
1987                                                    ($316)        ($316)
          ----  ------  ---------   -------  ---------  ------        ------

Balance,
December 31,
1987      0     $0      6,145,000   $6,145   $27,359    ($316)        $33,188

Escrow fee
for public
offering                                     ($200)                   ($200)

Net loss
year ended
December 31,
1988                                                    ($1,030)      ($1,030)
          ----   -----  ---------   -------  ------     --------      --------

Balance,
December 31,
1988      0      $0     6,145,000   $6,145   $27,159    ($1,346)      $31,958

Net loss
year ended
December 31,
1989                                                    ($21,707)     ($21,707)
          ----   -----  ---------   -------  -------    ---------     ---------

Balance,
December 31,
1989      0      $0     6,145,000   $6,145   $27,159    ($23,053)     $10,251

   The accompanying notes are an integral part of these financial statements.

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                               THROUGH SEPTEMBER 30, 1997

          Preferred Stock    Common Stock

          Shares Amount Shares      Amount    Additional Loss         Total
                                              Paid In    Accumulated
                                              Capital    During the
                                                         Development
                                                         Stage

Issuance of
stock in
accordance
with plan
of merger
with Multi-
Spectrum
Group, Inc.
February 28,
1990                    55,305,000  $55,305  ($55,305)                $0

Net loss
year ended
December 31,
1990 - Unaudited                                        ($10,201)     ($10,201)
          ---    ----   ----------  ------   ---------  ---------     ---------

Balance,
December 31,
1990      0      $0     61,450,000  $61,450  ($28,146)  ($33,254)     $50

Net loss
year ended
December 31,
1991 - Unaudited                                        $0            $0
          ---    ----   ----------  -------- ---------  ---------     ---------

Balance,
December 31,
1991      0      $0     61,450,000  $61,450  ($28,146)  ($33,254)     $0

Issued to
Group of
Five, Inc.
November
13, 1992                8,772,800   $8,773   $0                       $8,773

Net loss
year ended
December 31,
1992
- Unaudited                                             ($8,773)      ($8,773)
          ----   ----   ---------   ------   ---------- --------      --------

Balance,
December 31,
1992      0      $0     70,222,800  $70,223  ($28,146)  ($42,027)     $50

Net loss
year ended
December 31,
1993                                                    $0            $0
          -----  -----  ----------  -------- ---------  ---------     -------

Balance,
December 31,
1993      0      $0     70,222,800  $70,223  ($28,146)  ($42,027)     $50


Net loss
year ended
December 31,
1994                                                     $0           $0
          -----  -----  ----------  -------- ---------   --------     -------

Balance,
December 31,
1994      0      $0     70,222,800  $70,223  ($28,146)   ($42,027)    $50

    The accompanying notes are an integral part of these financial statements.

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                               THROUGH SEPTEMBER 30, 1997

          Preferred Stock    Common Stock

          Shares Amount Shares      Amount    Additional Loss         Total
                                              Paid In    Accumulated
                                              Capital    During the
                                                         Development
                                                         Stage
Reverse
Split 1200:1,
August 11,
1995                   (70,164,281) ($70,164) $70,164

Acquisition
of MedCare
UI System
Assets August
4, 1995                 2,000,000   $2,000   ($1,000)                 $1,000

Issued pursuant
to a public
offering at
$.001 per share
September 20,
1995                    4,200,000   $4,200   $625,800                 $630,000

Cost of offering                             ($30,000)                ($30,000)

Purchase of 100%
of the outstanding
stock of Manon
Consulting Ltd. on
October 1, 1995
- Note 1                                                $0            $0

Issued for cash
December 31,
1995                    16,666      $17      $49,983                  $50,000

Issued for services
December 31,
1995                    25,000      $25      $74,975                  $75,000

Net loss year
ended December
31, 1995                                                ($691,033)    ($691,033)
          ----    ----- -------     -----    -------    ----------    ----------

Balance,
December 31,
1995      0       $0    6,300,185   $6,301   $761,776   ($733,060)    $33,696

Issuance of
common stock
under 1995
Stock Option
Plan at $3.00
per share
during 1996             36,000      $36      $107,964                 $108,000

Issuance of
common stock
under 1996
Stock Option
Plan at $4.50
per share
during 1996             3,000       $3       $13,497                  $13,500

   The accompanying notes are an integral part of these financial statements.

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                               THROUGH SEPTEMBER 30, 1997

          Preferred Stock    Common Stock

          Shares Amount Shares      Amount    Additional Loss         Total
                                              Paid In    Accumulated
                                              Capital    During the
                                                         Development
                                                         Stage
Issuance of
common stock
under Private
Placement at
$4.75 per share
dated June 22,
1996                    50,000      $50      $237,450                 $237,500

Issuance of
common stock
under Private
Placement at
$4.50 per share
dated December
1996                    56,000      $56      $251,944                 $252,000

Net loss for
year ended
December 31,
1996                                                     ($449,236)   ($449,236)
          ----    ----- ------      -------  ---------   ----------   ----------

Balance,
December 31,
1996     0        $0    6,445,185   $6,445   $1,372,631  ($1,182,296) $195,460

Issuance of
common stock
under 1996
Stock Option
Plan at $4.50
per share
through
September 30,
1997                    15,000      $15      $67,485                   $67,500

Issuance of
common stock
under 1995
Stock Option
Plan at $3.00
per share
through
September 30,
1997                    48,000      $48      $143,952                 $144,000

Issuance of
common stock
under a
Private
Placement dated
March 25,
1997                    176,000     $176     $1,099,824               $1,100,000

Issuance of
preferred stock
under a Private
Placement dated
July 31,
1997      165    $41                         $1,649,959               $1,650,000

  Less Cost
  of Private
  Placement                                  ($123,750)               ($123,750)

   The accompanying notes are an integral part of these financial statements.

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                               THROUGH SEPTEMBER 30, 1997

          Preferred Stock    Common Stock

          Shares Amount Shares      Amount    Additional Loss         Total
                                              Paid In    Accumulated
                                              Capital    During the
                                                         Development
                                                         Stage
Issuance of
common stock
under a
Private
Placement
dated July
31, 1997                300,000     $300     $1,799,700               $1,800,000

Net loss for
the seven
months period
ended September
30, 1997                                                 ($838,963)   ($838,963)
          ----   -----  --------    ------   ----------- ----------   ----------

Balance -
September 30,
1997      165    $41    6,984,185   $6,984   $6,009,801  ($2,021,259) $3,995,566
          ====   =====  =========   ======   =========== ============ ==========

     The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                   INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1997 AND SEPTEMBER
30,
                    1996 AND FROM INCEPTION (JANUARY 17, 1996)
                             THROUGH SEPTEMBER 30, 1997
                                    (Unaudited)

                                       For The Nine  For The Nine   From
                                       Months        Months         Inception
                                       Period Ended  Period Ended   Through
                                       September     September      September
                                       30, 1997      30, 1996       30, 1997
Cash Flows from Operating Activities:  ($838,963)    ($265,744)     ($2,021,259)
        Net (Loss)

Common Stock issued for services       $0            $0             $8,773

Adjustments to reconcile net (loss) to net cash provided by operating activities

   Depreciation and Amortization       $3,336        $4,306         $11,132

Change in Assets and Liabilities

(Increase) Decrease in
  Accounts Receivable                  ($58,164)     ($25,647)      ($65,515)

(Increase) Decrease in
  Prepaid Expenses                     $2,202        ($17,450)      ($27,494)

(Increase) Decrease in
  Organizational Costs                 $0            $0             $0

(Increase) Decrease in
  Security Deposit                     ($1,500)      $0             ($1,500)

(Increase) Decrease in
  Accounts Payable                     $102,767      $8,451         $157,972
                                       ---------     ---------      ---------
Total Adjustments                      $48,641       ($30,340)      $74,595

Net cash provided (used) by
  Operating Activities                 ($790,322)    ($296,084)     ($1,937,891)

Cash Flows from Investing Activities
Purchase of Property & Equipment       ($25,879)     $0             ($43,106)
                                       ----------    ----------     ------------
Net Cash Flows from
  Investing Activities                 ($25,849)     $0             ($43,106)
                                       ----------    ----------     ------------
Cash Flows from Financing Activities
Proceeds from Sale of Common Stock     $4,761,500    $392,000       $6,170,717

Offering Costs                         ($123,750)    $0             ($161,896)

Notes Payable - Officers               $0                           $13,500
                                       ----------    -----------    ------------

    The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                   INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1997 AND SEPTEMBER
30,
                    1996 AND FROM INCEPTION (JANUARY 17, 1996)
                             THROUGH SEPTEMBER 30, 1997
                                    (Unaudited)

                                       For The Nine  For The Nine   From
                                       Months        Months         Inception
                                       Period Ended  Period Ended   Through
                                       September     September      September
                                       30, 1997      30, 1996       30, 1997

Net cash provided by
  financing Activities                 $4,637,750    $392,000       $6,022,321
                                       ----------    --------       -----------
Increase (decrease) in cash and Cash
  Equivalents                          $3,821,549    $95,916        $4,041,324

Cash and cash equivalents at
  beginning of period                  $219,775      $44,975        $0

Cash and cash equivalents at end
  of period                            $4,041,324    $140,891       $4,041,324
                                       ----------    --------       ----------


Supplemental Information Cash paid For:
Interest                               $0            $0             $0
                                       ----------    --------       -----------
Income Taxes                           $0            $0             $0
                                       ----------    --------       -----------
Non-cash financing
     Intangible assets purchased with
     Common Stock                      $0            $1,000         $1,000
                                       ===========   ========       ===========


    The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES,INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                             NOTES TO THE FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997 AND 1996

NOTE 1 - ORGANIZATION
         ------------

     MedCare Technologies, Inc. (the "Company"), formerly known as Multi-Spectrum Group, Inc., was incorporated under the name Santa Lucia Funding, Inc., under the laws of the State of Utah on January 17, 1986 with an authorized capital of 50,000,000 common shares with a par value of $.001. On February 8, 1990, the Company adopted a plan of merger with Multi-Spectrum Group, Inc., a Delaware Corporation, in which Multi-Spectrum Group, Inc. would be dissolved and the name of Santa Lucia Funding, Inc. would be changed to Multi-Spectrum Group, Inc. On August 29, 1995, the Company approved an increase in the authorized capital to 101,000,000 of which 100,000,000 shares shall be Common Stock with a par value of $.001 and 1,000,000 shares shall be Preferred Stock with a par value of $.25 per share, and a name change to MedCare Technologies, Inc. On August 1, 1996, an agreement and plan of merger was entered into between the Company and MedCare Technologies, Inc. (A Delaware Corporation) whereby the state of incorporation was changed to Delaware from the state of Delaware. The Company was inactive during the year 1991, issued stock for prior years services during 1992, and was inactive during 1993 and 1994. The Company had no revenues nor incurred any operating expenses during these inactive periods, other than the transaction during 1992.

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

     On August 14, 1995, the Company acquired the MedCare UI System (now, The MedCare Program) assets in exchange for 2,000,000 shares of the Company's common stock at $0.0005 for a total value of $1,000.

   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES,INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                             NOTES TO THE FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997 AND 1996

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
                                                 =========

     The Company paid $7 for the outstanding common stock and assumed liabilities in excess of assets of $11,290. The excess was charged to operations during 1995. On January 1, 1997, the Company sold Manon Consulting, Ltd. and recorded a gain on the sale of $15,770. See Note 8- Discontinued Operations.

     On December 31, 1995, the Company issued 16,666 shares of its common stock for $50,000 cash.

     On December 31, 1995, the Company issued 25,000 shares of its common stock in exchange for consulting services for a total value of $75,000.

     During 1996, the Company issued 36,000 shares of its common stock at $3.00 per share under its 1995 Stock Option Plan, or $108,000.

     During 1996, the Company issued 3,000 shares of its common stock at $4.50 per share under its 1996 Stock Option Plan, or $13,500.

    The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES,INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                             NOTES TO THE FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997 AND 1996

     On June 22, 1996, the Company issued 50,000 shares of its common stock at $4.75 per share in a 504D private placement memorandum, or $237,500.

     On November 18, 1996, the Company issued 56,000 shares of its common stock at $4.50 per share in a 504D private placement memorandum, or $252,000.

     On January 1, 1997, the Company discontinued the operations of Manon Consulting, Ltd and transferred its research and development function to the Company's office in Naperville, IL.

     On January 28, 1997, the Company issued 6,000 shares of its common stock at $3.00 per share and 2,000 shares of its common stock at $4.50 per share under its Stock Option Plan for $27,000 cash.

     On February 4, 1997, the Company issued 176,000 shares of common stock at $6.25 per share under a private placement memorandum or $1,100,000.

     On February 18, 1997, the Company issued 9,000 shares of its common stock at $3.00 per share and 3,000 shares at $4.50 per share under its Stock Option Plan for $40,500 cash.

     On March 18, 1997, the Company issued 6,500 shares of its common stock at $3.00 per share under its Stock Option Plan for $19,500.

     On March 25, 1997, the Company issued 17,600 shares of its common stock at $6.25 per share in Private Placement for $1,100,000.

     On April 1, 1997, the Company issued 2,500 shares of its common stock at $3.00 per share and another 2,500 shares of its common stock at $4.50 per share under its Stock Option Plan for $18,750 cash.

     On May 20, 1997, the Company issued 1,500 shares of its common stock at $3.00 per share under its Stock Option Plan for $4,500.

     During March 1997, the Company issued 300,000 shares of common stock at $6.00 per share under the private placement memorandum or $1,800,000.

  The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES,INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                             NOTES TO THE FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997 AND 1996

     On July 31, 1997, the Company issued 165 shares of Preferred Stock - Series A at $10,000 per shares or $1,650,000, less offering costs of $123,750.

     As of September 30, 1997, the Company issued 15,000 shares of common stock at $4.50 per share under the 1996 Stock Option Plan or $67,500.

     As of September 30, 1997, the Company issued 48,000 shares of common stock at $3.00 per share under the 1995 Stock Option Plan or $144,000.

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

     The financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. The continuation of the Company as a going concern, is dependent upon its ability to establish itself as a profitable business. The Company's ability to achieve these objectives cannot be determined at this time. It is the Company's belief that it will continue to incur losses for at least the next 12 months, and as a result will require addtional funds. The additional funding has been accomplished by seeking additional funds from private or public equity investments to meet such needs.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

A.   Method of Accounting
     --------------------

     The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

B.   Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

C.   Equity Method
     -------------

     Investments in companies is using the equity method of accounting.

D.   Organizational Expenses
     -----------------------

     Organizational expenses represent legal and filing fees. The Company will amortize its organization costs over sixty (60) months using the straight line method.

E.   Property and Equipment
     ----------------------

     Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives as follows:
               Office Equipment              3 to 5 years
               Medical Equipment             3 to 5 years
     Depreciation charged to expense during the period ended September 30, 1997 was $860.00 in 1997.

F.   Income Taxes
     ------------

     There has been no provision for income taxes, because of the losses that the Company has incurred to date. The Company has net operating losses that will expire beginning with the year 2003 through 2008, in the amount of $1,200,691 and $575,960, in 1996 and 1995, respectively, unless utilized by the Company.

G.   Earnings or (Loss) Per Share
     ----------------------------

     Earnings or loss per share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method. The number of shares used in computing earnings (loss) per common share was 7,052,442 at September 30, 1997, 6,749,935 in 1996 and 6,497,155 in 1995.

H.   Leases
     ------

     The Company currently has the use of approximately 1,500 square feet of office space, the use of meeting rooms, and all office equipment, including a photocopier and telephone

  The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES,INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                             NOTES TO THE FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997 AND 1996

     equipment. The office space is owned by one of the Company's directors and the Chairman's wife. The offices are located at Suite 216 - 1628 West 1st Avenue, Vancouver, British Columbia, Canada. The monthly rent is $2,000 per month. There is an option to renew for an additional year. A second office is located at 608 South Washington, Suite 101, Naperville, Illinois 60540. These offices are leased for a one year period with the option to renew for an additional year, at a monthly rate of $1,550 per month.

I.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MedCare Technologies, Corporation. Intercompany transactions have been eliminated in consolidation.

J.   Purchase Method
     ---------------

     Investments in companies have been included in the financial report using the equity method of accounting. The Company's wholly owned subsidiary, MedCare Technologies, Corporation is engaged in the business of medical consulting and management in the United States.

K.   Deferred Charges
     ----------------

     The Company has incurred start up costs from January 1, 1995 to September 30, 1995 amounting to $542,706. The total amount was charged to operations during the year ended December 31, 1995.

L.   MedCare Program Sites
     ---------------------

     The Company has operating MedCare Program sites under the direct supervision of physicians in Norman, OK, Winter Park, FL, Denver, Colorado, Raleigh, North Carolina, and Kankakee, Illinois. Additional MedCare Program sites are expected to be established in Phoenix, Arizona, Toledo, Ohio, Houston, Texas and Cleveland, Texas.

M.   Use of Estimates
     ----------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the

   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES,INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                             NOTES TO THE FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997 AND 1996

reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

N.   Presentation
     ------------

     Certain accounts from prior years have been reclassified to conform with the currents year's presentation.

O.   Pending Accounting Pronouncements
     ---------------------------------

     It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES
         ---------------------------------
     Notes payable represent advance from related officers that are paid back as cash flows allow. The notes are demand notes with no interest rate currently applicable. The President of the Company loaned the Company $12,500 on August 18, 1996. The note is a demand note with no interest rate currently applicable.

NOTE 4 - LONG-LIVED ASSETS - THE MEDCARE PROGRAM
         ---------------------------------------

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

    The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES,INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                             NOTES TO THE FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997 AND 1996

NOTE 5 - NOTES PAYABLE - OFFICERS - TRANSACTIONS WITH RELATED PARTIES
         ------------------------------------------------------------

     An officer of the Company loaned the Company $1,000 and $12,500 during 1996. The notes are demand notes with no interest rate currently applicable.

NOTE 6 - STOCK OPTIONS
         -------------

     The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date grant. The Company maker no charge to operations in relation to option grants.

     The Company's stock option transactions for the period ended September 30, 1997 and for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                            Number of    Option
                                                            Shares       Price
Options outstanding and exercisable at December 31, 1995    500,000      $3.00

Options granted in 1996                                     300,000      $4.50

Options exercise 1996 under the 1995 Stock Option Plan      (36,000)     $3.00

Options exercised during 1996 under the 1996 Stock Option
Plan                                                        (3,000)      $4.50

Options outstanding and exercisable at December 31, 1996    761,000

Options granted in 1997                                     200,000      $4.50

Options granted in 1997                                     300,000      $6.50
                                                            -------
Options exercised during 1997 under the 1995 Stock Option
Plan                                                        (48,000)     $3.00

Options exercised during 1997 under the 1996 Stock Option
Plan                                                        (15,000)     $4.50
                                                            ---------   -------
Options outstanding and exercisable at September 30, 1997   1,198,000   $3-$6.50
                                                            =========   ========

   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES,INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                             NOTES TO THE FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997 AND 1996

     The Company has authorized the 1998 Stock Option Plan and reserved 500,000 shares of its common stock, of which 290,000 shares will be offered at $6.50 and the balance of 210,000 shares at a price to be determined, for issuance thereunder subject to stockholder approval at the next annual general meeting.

NOTE 7- DISCONTINUED OPERATIONS
        -----------------------

     On January 1, 1997, the Company sold Manon Consulting, Ltd. at book value. No revenues or expenses are included in the consolidated financial statements for the nine months period ended September 30, 1997. The statement of operations for the period ended September 30, 1996 are included net losses of $512 and gross revenue of $6,691 of Manon Consulting Ltd. The Company reported a gain on the transaction of $15,770 in 1997.

     The following is a condensed balance sheet of Manon Consulting, Ltd., as of December 31, 1996:

Condensed Balance Sheet

                          Current Assets            $787

                          Equipment, Net            $7,203

                          Other Assets              $64
                                                    -------
                                                    $8,054
                                                    =======
                          Current Liabilities       $23,825

                          Common Stock              $7

                          Deficit                   ($15,778)
                                                    ---------
                                                    $8,054
                                                    =========

    The accompanying notes are an integral part of these financial statements.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
          RESULTS OF OPERATIONS

When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which would could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10Q and 8-K filed with the Securities and Exchange Commission.

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

The Company currently has five recently opened MedCare Program centers operating under the direct supervision of physicians in Norman, OK, Winter Park, FL, Denver, Colorado, Raleigh, North Carolina, and Kankakee, Illinois. Additional MedCare Program sites are expected to be established in Phoenix, Arizona, Toledo, Ohio, Houston, Texas and Cleveland, Texas.

The Company plans to devote the majority of its resources to establishing these new sites and in operating existing centres. Additionally, the Company is in the process of introducing MedCare Program to nursing homes, hospitals and other institutions.

Results of Operations

The Company had revenues of $56,175 for the nine month period ending September 30, 1997 compared to $6,758 for the nine month period ending September 30, 1996, an increase of 831%. To date, the Company has not relied on any revenues for funding its activities, and because the majoirty of its MedCare Program sites have been recently opened, the Company does not expect to receive significant revenues from operation in the near future . During the next several years, the Company expects to derive the majority of its potential revenues from the opening of new MedCare Program centres in the United States.

For the nine month period ending September 30, 1997, the Company's general and administrative expenses increased to $973,345, compared to $273,533 for the corresponding period in 1996. The 1997 amount represents an increase of 356% due primarily to the hiring of additional staff, incurring greater advertising and marketing expenses at newly opened MedCare centers, and increased expenses related to financial public relations.

The Company's net loss was $838,963, or $0.12 per share, for the nine month period ending September 30, 1997, compared to a net loss of $265,744, or $0.04 per share, for the corresponding period in 1996. This increase was primarily due to the increase in general and administrative costs described above.

Liquidity and Capital Resources

As at September 30, 1997, the Company's cash balance was $4,041,324, compared to $140,891 as at September 30, 1996. The Company has financed its operations primarily through private placements of common and preferred shares and the exercise of Stock Options totalling $4,761,500, less $123,750 in offering expenses, for the nine month period ending September 30, 1997.

ITEM 1    LEGAL PROCEEDINGS

None

ITEM 2    CHANGES IN SECURITIES

As detailed in the financial statements, during the nine month period ending September 30, 1997, the Company issued 63,000 common shares for the exercise of stock options ranging in prices from $3.00 to $4.50, 176,000 common shares for a private placement completed at $6.25 per share, 300,000 common shares for a private placement completed at $6.00 per share and 165 Series A preferred shares for a private placement of $1,650,000, less offering expenses of $123,750.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

On October 14, 1997, the Company filed a Form 8-K which reported the hiring of Jeff Aronin as President and Chief Operating Officer and a Director of the Company of the Company on June 26, 1997 (this event was previously reported in the Form 10-Q for the period ended June 30, 1997) and the resignation for personal reasons of Diane Nunziato as a Director of the Corporation and her replacement by Dr. Jake Jacobo, both on September 17, 1997. This report also detailed the filing of a Certificate of Designation with the State of Delaware on July 7, 1997 designating 1,000 shares of the Company's one million shares of authorized preferred stock to be Series A stock and the subsequent closing of the offering associated with the Certificate of Designation on July 8, 1997. The Company received $1,650,000 in gross proceeds from the offering. The resignation letter and board meeting minutes regarding the resignation of Diane Nunziato and election of Dr. Jake Jacobo to the Board of Directors are attached hereto as Exhibit A. The Certificate of Designation and related offering documents are attached hereto as Exhibits B through L. The Certificate of Designation is also described in more detail above under Item 2
- Changes in Securities.

EXHIBITS

     Exhibit A    Letter and Meeting Minutes Regarding Resignation of Diane
                  Nunziato and Election of Jake Jacobo to the Board of Directors
     Exhibit B    Certificate of Designation
     Exhibit C    Subscription Agreement
     Exhibit D    Nine-Month Warrant
     Exhibit E    Twelve-Month Warrant
     Exhibit F    Fifteen-Month Warrant
     Exhibit G    Preferred Warrants
     Exhibit H    Registration Rights
     Exhibit I    Opinion of Counsel
     Exhibit J    Instructions to Transfer Agent
     Exhibit K    Officer's Certificate
     Exhibit L    Form of Specimen Preferred Stock Certificate

SIGNATURE PAGE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDCARE TECHNOLOGIES, INC.

Dated: November 11, 1997                /s/ Harmel S. Rayat
                                        ------------------------
                                        Harmel S. Rayat
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        Chief Financial Officer