Form 10KSB
period 1997-12-31
MEDCARE TECHNOLOGIES INC
filed 1998-03-27
CIK 1002422

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended December 31, 1997


                   MEDCARE TECHNOLOGIES, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


DELAWARE                                                    87-0429962 B
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1515 West 22nd Street, Suite 1210, Oak Brook, Illinois      60523
------------------------------------------------------      ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (800) 611-3388
                                                            --------------

Securities to be registered pursuant to Section 12(b) of the Act: None
                                                                  ----

Securities to be registered pursuant
to Section 12(g) of the Act:                 Common Stock, $.001 par value
                                             -----------------------------

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

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 24, 1998: $65,551,734. Number of Common Stock, $0.001 par value, outstanding as of February 17, 1998: 6,992,185.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following document are incorporated by reference into this report on From 10-K where indicated: NONE

                  ANNUAL REPORT ON FORM 10-KSB
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                       TABLE OF CONTENTS


                                                                          Page
PART I
Item 1.   Business                                                         3
Item 2.   Properties                                                      14
Item 3.   Legal Proceedings                                               14
Item 4.   Submissions of Matters to a Vote of Security Holders            15

PART II
Item 5.   Market for the Registrants' Common Equity and Related           15
              Stockholder Matters
Item 6.   Selected Financial Data                                         15
Item 7.   Management's Discussion and Analysis of Financial Condition     16
              and Results of Operations
Item 8.   Financial Statements                                            20
Item 9.   Changes in and Disagreements With Accountants on Accounting     20
              and Financial Disclosure

PART III
Item 10.  Directors and Executive Officers of the Registrant              20
Item 11.  Executive Compensation                                          22
Item 12.  Security Ownership of Certain Beneficial Owners and Management  24
Item 13.  Certain Relationships and Related Transactions                  24

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports            25
              on Form 8-K

                                 PART I

ITEM 1.     BUSINESS

Except for the historical information contained herein, the discussion in this Annual Report on Form10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed below in "Risk Factors", as well as discussed elsewhere herein.

                          THE COMPANY
                      SUMMARY OF BUSINESS

MedCare Technologies, Inc. ("MedCare" or the "Company") has developed The MedCare Program, a non-surgical, non-drug, non-invasive and cost effective treatment program for urinary incontinence (UI), as well as pelvic pain, chronic constipation, fecal incontinence, and disordered defecation. The MedCare Program is a multi-modality program based primarily on behavioral techniques for treatment. These techniques include biofeedback using electromyography (EMG), pelvic floor muscle exercises, and bladder and bowel retraining. The program is designed to activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control. The therapy is provided through computerized instrumental EMG biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened, and coordinated.

Affecting an estimated 25 million Americans, urinary incontinence is the involuntary loss of bladder control and represents a significant cause of disability and dependence. Incontinence is one of the most prevalent, yet severely unrecognized problems in health care today. And as society ages, the physical, emotional and financial costs to those suffering and the costs to their caregivers, as well as the health care system, is expected to increase dramatically.

Despite the prevalence of incontinence, it is widely under diagnosed and under reported primarily because of the social stigma attached to UI. Many individuals are either too ashamed or too embarrassed to report the problem to their doctor or to a health care professional. Instead, a large number of people prematurely turn to the use of absorbent materials and supportive aids without having their condition properly diagnosed and treated. When sufferers do inquire, they discover that very few doctors are knowledgeable about UI. In fact, so few medical professionals have the adequate training to diagnose and offer treatment options that the U.S. Department of Health and Human Services, Agency for Health Care and Policy and Research, has recommended that information about UI be included in the curricula of undergraduate and graduate health professional schools.

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

Incontinence is a symptom rather than a disease. UI can be caused from a variety of pathologic, anatomic and physiological factors including: Damage to pelvic muscles from pregnancy; spina bifida; spinal injury; bladder infections; drug side effects; multiple sclerosis; Parkinson's disease; stroke; diabetes; age-related changes in lower urinary tract; obesity and surgery (hysterectomy, cesarean section or prostatectomy) that may damage the bladder or urinary tract. For example, each year about 500,000 men undergo surgery for prostate cancer and approximately 10% of these patients suffer sphincter damage during the procedure, leading to incontinence.

There are six types of UI: urge, stress, overflow, reflex, functional and mixed. Of these six, urge and stress incontinence account for over 90% of all urinary incontinence.

THE MEDCARE PROGRAM FOR INCONTINENCE

The MedCare Program is individualized for each patient's needs and circumstances. It focuses on their clinical, cognitive, and residential status to produce a comprehensive program for bladder and bowel disorder sufferers. The MedCare Program is a multi-modality program based primarily on behavioral techniques for treatment. These techniques include biofeedback using EMG, pelvic floor muscle exercises, and bladder and bowel retraining. The Program is designed to activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control. The therapy is provided through computerized instrumental EMG (electromyography) biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened, and coordinated. All patients entering the MedCare Program are initially evaluated by a physician and a biofeedback clinician whose expertise is in bowel and bladder control.

The MedCare Program is individualized for each patient's needs and circumstances. It focuses on their clinical, cognitive, and residential status to produce a comprehensive program for bladder and bowel disorder sufferers. The fundamental goals for the MedCare Program, as they relate to bladder and bowel function, are:

1. Increase the strength and tone of the pelvic floor muscles that prevent incontinence;
2.   Augment the motor efficiency of the striated pelvic floor muscles;
3. Enhance sensory-response systems that trigger motor activity that prevent or limit incontinence;
4. Decrease abnormal motor substitutions that are ineffective in preventing incontinence;
5. Reestablish normal muscle activity that may contribute to voiding and defecation dysfunction;
6. Provide patients with strategies that establish normal bowel and bladder habits;
7.   Reduce incontinence and symptoms of urgency and frequency.

To reach these goals the MedCare Program may use the following treatments or procedures:

1.   Biofeedback using EMG (electromyography);
2.   Bladder ultrasound;
3.   Aerodynamicist;
4.   Electrical stimulation of the pelvic floor muscles;
5.   Anorectal Manometry;
6.   Weighted vaginal cones;
7.   Rectal pressure balloons;
8.   Pelvic floor muscle exercises;
9.   Various behavioral programs for bladder and bowel re-training;
10. Behavioral strategies and home programs which generalize gains made within each treatment session to the patient's life situation.

The following disorders respond to this treatment:

Urinary Dysfunction
-------------------

1.   Stress incontinence;
2.   Urge incontinence;
3.   Mixed stress and urge incontinence;
4.   Bladder disorders secondary to neurologic disorders;
5.   Urinary frequency and urgency;
6.   Hyperactive or dyssynergic sphincters;
7.   Pelvic floor muscle strengthening prior to bladder suspension surgery;

Bowel Dysfunction
-----------------

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

Pelvic Floor Disorders
----------------------

1.   Levator ani syndrome;
2.   Perineal descent syndrome;
3.   Spastic floor syndrome.

ADMISSION TO THE MEDCARE PROGRAM

Admission into The MedCare's Program is by a physician's order for pelvic floor muscle strengthening or pelvic floor muscle spasm. The referral may come from a physician who has completely evaluated the patient and has determined that EMG biofeedback therapy in conjunction with behavioral programs is a reasonable treatment for the patient. The referral may also come from a physician who would like more assessment of the patient. In that case, the patient would be referred to the physician working with MedCare's program for evaluation to see if he or she is an appropriate candidate for EMG biofeedback therapy. A patient can also self refer to the MedCare program, but must first be evaluated by the physician working with MedCare's program to see if they are appropriate. The cost of the MedCare program is covered by most insurance companies.

COURSE OF TREATMENT

The MedCare Program begins by having the clinician review the patients medical history. The clinician then conducts an in depth verbal interview with the patient regarding his or her bladder or bowel dysfunction. A patient diary is then given to the patient to fill out for a week at a time to better keep track of their symptoms. This diary is reviewed each visit and helps to track patient progress and improvement. The patient then undergoes a physical assessment which varies according to the patients disorder and symptoms. In the case of bladder dysfunction the physical assessment may include EMG measures of the pelvic floor showing baselines, maximum contraction/relaxation, and degree of maladaptive abdominal substitution with attempts at pelvic floor muscle contraction. A bladder scan, catheterization, or aerodynamicist may also be done. These help to evaluate the patients post void residual volumes, bladder compliance, presence of uninhibited bladder contractions, and sensation related to increasing levels of bladder infusion. In the case of bowel dysfunction the physical assessment consists of EMG measures of the pelvic floor muscles showing baselines, maximum contraction/relaxation, degree of maladaptive abdominal substitution with attempts at pelvic floor muscle contractions, and the ability to relax with defecation maneuvers. Anal manometry, may also be done, to show the dynamic characteristics of the pelvic floor, coordination and synchrony of the internal and external anal sphincters, and sensation in response to varying degrees of rectal distention.

After the evaluation identifies the patients dysfunctional motor patterns, the MedCare treatment program is then individualized to include the modalities that will be used and a home exercise program. At each consecutive treatment session the patient's progress is reviewed, new goals are set, and the patient's program is changed to accommodate their current situation and symptoms.

LENGTH OF TREATMENT

Treatment sessions are usually one hour in length, one week apart initially with the inter treatment interval increasing thereafter for most ambulatory non neurological compromised outpatients. As a result most patients will be seen over a three to four month period with an average of six to eight treatment sessions. MedCare's program relies on patients following a specific individual home exercise program that is updated during each treatment session. However, if the patient's condition demands more intensive therapy (e.g. neurologic disorders, cognitive dysfunction, pediatric patients), or if the patient's ability to perform the home program is compromised the treatment sessions may need to be scheduled more frequently and over a longer period of time.

CONTRADICTIONS TO TREATMENT

The most significant contradictions to MedCare's program is the patient's lack of motivation, inability to follow directions, and failure to remember to do their home exercise program. However, since each patient is assessed carefully and followed closely, the clinician can determine if the patient will benefit from the program. If the patient is found to be inappropriate for therapy, other methods of treatment will be offered such as regular toileting or adaptive equipment. In addition, the evaluating physician may also determine contradictions to therapy such as anatomic obstruction, severe descensus, prolapse, or severe neurologic disorder.

EFFECTIVENESS OF THE MEDCARE PROGRAM

The value and effectiveness of neuromuscular reeducation therapy and behavioral techniques has been well documented by many notable and respected researchers. Studies in the various application of biofeedback (EMG) combined with behavioural treatments report a range of 54% to 95% improvement in incontinence across different patient groups. The researchers of one such study were able to obtain a mean 82% reduction in stress incontinence and a range of 30% to 100% reduction in urge incontinence. With regard to fecal incontinence with various age groups, including geriatric patients and children with spina bifida, reports indicate a range of 66% to 77% using behavioural and neuromuscular re-education techniques. A combined analyses of 22 articles that dealt with behavioral techniques in community dwelling adults were reviewed by a subcommittee of behavioral experts and then by external reviewers. The number of patients (both male and female) studied in the combined analyses was 887, with an average age of 53 years. The number of baseline incontinent episodes ranged from 4 to 21 per week, per article, with an overall average of 6 per week. Based on the weighted combined data, the average percent reduction in incontinence frequency at the end of treatment was 64.6%, with a 95% confidence interval ranging from 58.8% to 70.4%.

Successful application of behavioural treatment and neuromuscular re-education therapy using biofeedback is highly dependent on the knowledge and skill of the health care provider. This very important factor is the principle reason for such a wide percentage range in the studies mentioned above. In contrast, MedCare's protocols are in depth, standardized and comprehensive. All MedCare trained clinicians receive training in every aspect of the treatment program, including familiarity with evaluation techniques, anatomic and physiologic correlates of the different forms and symptoms of bladder dysfunction, instrumentation and behavioral principles that guide the MedCare program for incontinence.

EXPANSION OF THE MEDCARE PROGRAM

The MedCare Program is available through the practices of physicians (urologist, urogynecologist, gastroenterologist, and/or colon rectal surgeon) either in a private office, clinic, or a hospital setting.

For the physician, the MedCare Program is a turn key system that includes equipment, trained personnel, model policies and procedures, billing and collections assistance and an active marketing program in each local community where the Program is available. Inclusive of equipment and training costs, each site is expected to cost around $20,000 to establish.

As of March 6, 1998, the Company had established (as noted with an " * ") or was in the process of opening a total of twenty four (24) MedCare Program sites in the following cities: Norman, OK* (Dr. Michael M. Blue), Winter Park, FL* (Dr. Jake Jacobo), Denver, CO* (Dr. Rueven Rosen), Raleigh, NC* (Dr. Richard D.
Kane), Kankakee, IL* (Dr. Joel Slutsky), Kingwood, TX* (Dr. Robert Rosen), Toledo, OH* (Dr. Gregory Haselhahn), Lake Worth, FL* (Dr. Mark Lieberfarb), Coral Springs, FL* (Dr. Michael Lazzopina), Phoenix, AZ* (Dr. William Crisp), Fremont, CA* (Dr. Scott Kramer), New York, NY (Dr. Robert Gluck), New Rochelle, NY (Dr. Larry Roberts), Roswell, GA (Dr. Omar Eubanks), Baltimore, MD (Dr. Marci Roenneberg), Stanford, CT (Dr. Jon Waxberg), West Orange, NJ (Dr. Yitzhak Berger), Clackamas, OR (Dr. Herbert Tirjer), Dallas, TX (Dr. Brian Feagins), Amherst, OH (Dr. Steven Leslie), Columbus, OH (Dr. Stephen Richards), Alexandria, VA (Dr. A. Roger Weiderhorn), Albany, NY (Dr. B. Orakondy), Mine Hill, NJ (Dr. Marc Colton).

MARKETING OF THE MEDCARE PROGRAM

In a study of 3,638 patients over age 20 who saw their physicians during an 11 week period, 43% of women and 11% of men (33% overall) reported current UI. 75% of these patients had not yet informed a health care professional, however, more than a third said they would see a physician if treatment were available. In the meantime, many are prematurely drawn to the use of absorbent products as a result of extremely effective marketing by major manufacturers, such as Kimberly Clark, Procter & Gamble and Johnson & Johnson, thus allowing millions of sufferers to hide their condition without anyone ever discovering their UI and resulting in an average sufferer waiting between 7 and 9 years before seeking help.

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

MedCare's marketing and sales strategy is designed to promote general awareness of incontinence and that an effective treatment program is readily available. The majority of the Company's advertising is directed towards the sufferer through a combination of brochures, print ads, direct mail, radio, TV, doctor referrals, seminars and general public relations within a defined area. The Company's past experience with such marketing has been favorable, with print and referrals being the best source of new patient flow.

The Company targets much of its marketing and advertising to those individuals that are prime candidates, namely women over the age of 35, men who have undergone prostate surgery, nursing home residents, new mothers, female athletes and current incontinence patients. A secondary audience for MedCare's advertising will be friends and family and the professional audience, which includes gynecologists/obstetricians, general practitioners, family practitioners, geriatricians, gastroenterologists, nurse practitioners, and nursing home administrators. Past experience indicates that once an effective marketing program has been launched, continued draw comes from word of mouth referrals from patients and doctor referrals.

COMPETITIVE TREATMENT OPTIONS FOR UI

Some currently available alternatives for the treatment of urinary incontinence include:

ABSORBENT PRODUCTS AND DIAPERS: Similar to baby diapers, adult diapers and pads capture urine upon leakage. While the product has improved over the last few years, most users find the bulky size, inconvenience, lack of control over urine flow, discomfort from wetness, embarrassment over the appearance and odor of urine and ongoing cash outlay to be major disadvantages.

It has been estimated that the typical UI sufferer in the United States spends between $1200 to $1500 annually on these types of products. Retail sales of adult absorbent products surpassed $1.6 billion last year according to industry sources, compared to $496 million in 1987 and just $173 million in 1982. Early dependency on absorbent products is often a deterrent to continence by giving the wearer a false sense of security and removes their motivation to seek evaluation and treatment. When used improperly, absorbent products may contribute to skin breakdown and urinary tract infections. As a result, meticulous care and frequent changes are required.

SURGERY: A variety of surgical procedures are utilized more for stress incontinence than urge or mixed incontinence. Surgeries usually involve elevating and stabilizing the urethra and the bladder neck in order prevent hypermobility. These procedures are delicate, complicated procedures whose success depends on a number of factors, including the degree of the pathology and the operating physician's experience. Accordingly, outcomes are generally varied. Surgery is quite an expensive and traumatic procedure requiring a hospital stay and several weeks of recovery time. A typical bladder suspension, for example, costs over $10,000 to perform. An estimated 60,000 bladder suspension procedures are performed annually in America.

INDWELLING CATHETERS: An indwelling, or Foley, catheter is a closed sterile system inserted into the bladder through the urethra in order to allow for drainage of the bladder directly through a tube into a urine collection bag. While the individual typically remains dry, most experience the inconvenience of the long tube and collection bag. For continuous users, urinary tract infections are of concern.

IMPLANTING DEVICES AND INJECTABLE MATERIALS: Implantation of foreign materials into the body, such as an artificial sphincter, are used relatively infrequently due to the highly invasive and high complication rate as compared with other procedures. Injectables, which include collagen, polytetrafluoroethylene and other materials, are inserted into the tissue surrounding the urethral sphincter using a small-gauge hypodermic needle under local anaesthesia. The injection of the material increases muscle tone of the sphincter by increasing bulk and offering greater resistance to urine flow.

Periurethral injections generally show promise when used in patients suffering from specific anatomical defects, principally intrinsic sphincteric deficiency, thus limiting its use to about 10% to 15% of the UI population. In addition to the high cost of such injections, around $2,500, there is some degree of side effects.

ELECTRICAL STIMULATION: Electrical stimulation involves the application of a low level electric current to stimulate or inhibit the pelvic muscles or their nerve supply.

MECHANICAL DEVICES: Most mechanical devices, such as vaginal pessaries, diaphragm rings and other inflatable and non-inflatable devices, work by supporting the urethrovesical junction. Despite their wide availability, these products have not gained wide acceptance among UI sufferers. In addition to the difficulty of properly fitting patients with these devices, other potential adverse side effects include vaginal discharge and tissue erosion.

DRUGS: Drugs typically used for the treatment of incontinence act on the nerve receptors associated with the bladder neurotransmitter system and generally alleviate the symptoms in part but are seldom curative. Drugs also may cause adverse side effects, often affecting the cardiovascular and circulatory systems, along with the possibility of urinary retention and unwanted interactions with other drugs. Currently, most drugs require continual, life long usage in order to control urinary incontinence symptoms.

"MA & PA" CLINICS: At present, there are a number of small incontinence clinics, or ancillary programs, offered by doctors, hospitals or therapists, scattered across North America that use a combination of currently available non-invasive alternative treatment options to treat UI patients. While most of these clinics have limited financial strength for adequate marketing and advertising and often operate a "ma and pa" type of business, the Company expects better financed and more sophisticated competition to emerge in the future.

IGNORANCE OF SUFFERERS AND THE MEDICAL COMMUNITY: The greatest competition, by far, comes from the ignorance of the marketplace. A significant number of incontinence sufferers do not seek medical guidance of any kind either because they are too embarrassed, believe that their condition is a normal part of aging or bearing children or are not aware that a genuine medical treatment is available. Not only are UI sufferers ignorant of the care and treatment options available for their condition, but so are a vast number of people in the medical profession. In fact, so few doctors are knowledgeable about UI that the Agency for Health Care Policy and Research recommended that information about UI be included in the curricula of undergraduate and graduate health professional schools.

EMPLOYEES

At December 31, 1997, the Company employed 17 full time persons. As of March 6, 1998, the Company employed 27 full time persons. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups.

                          RISK FACTORS

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

Since inception, the Company has primarily been engaged in the research and development of its treatment program for bladder and bowel incontinence and has incurred significant operating losses. While there is ample evidence that significant demand exists for a treatment program such as MedCare's, there is no guarantee that MedCare will be successful in achieving its operating goals or successful in gaining wide acceptance among physicians or sufferers.

RELIANCE ON SKILLED AND KEY PERSONNEL

As a part of its expansion plans, the Company plans to recruit and train highly skilled personnel. There can be no assurances that these highly skilled individuals, such as registered nurses, will be readily. The Company is also dependent upon a number of key management personnel. The loss of the services of one or more key individuals would have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain other highly qualified scientific and management personnel.

PROTECTION OF PROPRIETARY TREATMENT PROGRAM

The Company's ability to compete and expand effectively will depend, in part, on its ability to develop and maintain certain proprietary aspects of its treatment program for bladder and bowel incontinence and its business and marketing models and strategies. The Company relies on an unpatented proprietary treatment protocol and there can be no assurances that others may not independently develop the same or similar program or otherwise obtain access to the Company's unpatented proprietary protocols.

In addition, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. While certain proprietarial aspects of MedCare's clinical and business protocols remain an important part of the business, the Company believes its long term success as a business will depend primarily upon it's high quality clinical outcomes and service, continued business development and marketing skills.

REIMBURSEMENT AND RELATED MATTERS

In both the United States and elsewhere, sales of health care products and services are dependent, in part, on the availability of reimbursement from third party payors, such as government and private insurance plans. In the United States and in certain foreign countries, third-party reimbursement is currently generally available for certain procedures, such as surgery and biofeedback training by EMG application, and generally unavailable for patient management products such as diapers, pads, and urethral plugs. While the Company's treatment program is currently covered by third party payers, there can be no assurances that such coverage will remain in effect in the future.

VOLATILITY OF STOCK PRICE; NO DIVIDENDS

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

ANTI-TAKEOVER PROVISIONS

The Company is subject to provisions of the Delaware General Corporation Law, which may make certain business combinations more difficult.

                       EXECUTIVE OFFICERS

Each executive officer is elected to office by the Board of Directors and holds the office until his successor is elected and qualified. The executive officers of the Company are:

HARMEL S. RAYAT (36) Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director. Mr. Rayat is one of the co-developers of the MedCare Program. Mr. Rayat has been in the venture capital industry since 1981 and since January 1993 has been the President of Hartford Capital Corporation, a company specializing in providing early stage funding and investment banking services to emerging growth corporations. From 1989 through December 1992, Mr. Rayat was the President of K.S. Rayat & Company, an investment banking and venture capital company, where he was responsible for research, due diligence and investment strategy in early stage, start up venture capital investments. Mr. Rayat has been a director of the MedCare Technologies since September 1995, its president from June, 1996 to July 1997, and its Chairman and Chief Executive Officer since July 1997 to present. Mr. Rayat also serves as a Director of American Alliance Corporation, and Scottsdale Scientific, Inc., non-reporting companies trading on the NASD OTC Bulletin Board.

JEFFREY S. ARONIN (31) President, Chief Operating Officer, and Director. Mr. Aronin has extensive experience in the health care industry, with particular expertise in Corporate Development, Sales Management, Health Care Marketing and Managed Health Care. Mr. Aronin joined Carter Wallace, a major pharmaceutical firm, in May of 1989. At Carter Wallace, Mr. Aronin held many positions as he advanced through management in sales marketing and managed care. In September 1995, Mr. Aronin left Carter Wallace to join American Health Products Corporation, where he ran the Marketing division and focused on Marketing and Business Development and made significant contributions toward the growth of AHPC's business. Mr. Aronin joined MedCare Technologies as its President and Chief Operating Officer on July 8, 1997, at which time he also became a member of the Board of Directors of the Company. He holds a degree in marketing and financing, as well as an MBA in management.

VALERIE BOELDT-UMBRIGHT (31) Vice President of Clinical Services, and Director. Mrs. Boeldt-Umbright is registered nurse, with a Bachelors of Science degree in community health education from Northern Illinois University. With over two years of actual management experience in the day-to-day operation of the Incontinence Clinic in Chicago, Mrs. Boeldt-Umbright has supervised personnel, dealt with insurance and reimbursement matters, marketing and physician interaction and referrals. She has instructed patients in biofeedback for their pelvic floor muscles, established individualized neuromuscular re-education programs, written new clinical protocols and articles for publication and has worked as a member of a university team to provide excellent care and medical treatment for patients. Mrs. Boeldt-Umbright was a nurse insurance examiner in the PMI Division of Equifax Systems from October 1991 to September 1992. From June 1992 to July 1994, she was employed at the Premier Rehabilitation Center of Chicago, where she established a nursing and health education program and was the sole nurse responsible for traumatic brain injury and spinal cord injury clients. At this facility she also established a medication program and bowel/bladder programs, and taught inservices, training classes and health care classes for clients and staff. From March 1994 to September 1996, Mrs. Boeldt-Umbright was the Manager of Incontinence Control Services. In this position, she handled all manager responsibilities, including supervising personnel, insurance claims, marketing and physician interaction and referral, wrote articles for publication and assisted in research. Since March, 1996, she has been a Director and Vice President of Clinical Services of Medcare.

GREGORY WUJEK (36) Vice President of Managed Care. Mr. Wujek has over 10 years of health care experience, primarily in sales and marketing to the managed care market. Prior to joining MedCare in November 1997, Mr. Wujek held the position of Vice President of Sales at SMG Marketing Group, a consulting firm to the health care industry, and was a Director of Managed Care at Forest Laboratories, an international marketer of ethical pharmaceuticals. Mr. Wujek is responsible for the development and negotiation of unique reimbursement and marketing strategies in managed care, long term care, integrated health networks, hospitals, Medicare/Medicaid and fee for service.

KUNDAN S. RAYAT (69) Secretary, Treasurer and Director. Mr. Rayat has over 45 years of experience as an entrepreneur and owner of a diverse spectrum of businesses, ranging from automotive to heavy construction, on three continents. Since 1985, Mr. Rayat has been a principal of K.S Rayat & Company and has primarily devoted his time to venture capital matters, investing in numerous start up ventures, and providing seasoned management advice to emerging market companies. He has been a Director and Secretary/Treasurer of MedCare Technologies since August 1995.


ITEM 2:  PROPERTIES

The Company's principal office is located at 1515 West 22nd Street, Suite 1210, Oak Brook, Illinois, 60523. This office is 2,400 square feet and is subleased for $4,800 per month, plus operating expenses of approximately $400 per month, for one year, with an option to renew every year for 5 years. The Company also leases 1,500 square feet of office space located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, V6J 1G1 for $2,000 per month, plus operating expenses of approximately $200 per month. This space has been leased for a period of one year, with an option to renew for a second year, and is owned by one of the Company's directors and by the Chairman's wife.


ITEM 3:  LEGAL PROCEEDINGS

(a)      The Company is not a party to any legal proceedings.
(b)      No material legal proceedings were terminated in the fourth quarter.


Item 4:     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the year ended December 31, 1997.

                            PART II

ITEM 5:     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
            MATTERS.

(a)     Market Information

The Company's common stock trades on the NASD Electronic Bulletin Board under the symbol MCAR. The following table sets forth the high and low sale price information as reported by America Online for the periods indicated:

                                        High           Low
          January-March 1997            $8.25          $6.75
          April-June 1997               $8.0625        $6.25
          July-September 1997           $9.25          $6.875
          October-December 1997         $8.125         $7.625

(b)     Holders

As of February 17, 1998, there were approximately 255 stockholders of record of the Company's Common Stock.

(c)     Dividend Policy

The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.


ITEM 6:  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the five years ended December 31, 1997:

           Consolidated Statements of Operations Data
                 Years Ended December 31, 1997

                                 1997          1996      1995       1994   1993
Revenues                         $   91,802    $      0  $      0   $0     $0
Expenses
General and Admin                 1,515,459     452,037   689,713    0      0
Operating Loss                   (1,423,657)   (452,037) (689,713)   0      0

Other Income
Interest Income                     119,146       2,801         0    0      0
Interest Expense                    (70,521)          0         0    0      0
Loss from Discontinued Operations    (4,489)          0         0    0      0
Gain from Sale of Subsidiary         15,770           0         0    0      0
Net Loss                         (1,363,751)   (449,236) (689,713)   0      0
Net (Loss) Per Share                 ($0.23)     ($0.08)   ($0.35)   -      -


                Consolidated Balance Sheet Data
                 Years Ended December 31, 1997

                            1997          1996       1995       1994     1993
Cash                        $3,440,791    $220,562   $44,443    $    0   $     0
Receivables & Prepaid          111,099      36,358       640         0         0
Other Assets                    34,526      17,698    50     50    50
Total Assets                 3,586,416     274,618    45,133        50        50

Total Current Liabilities       87,317      81,007        291        0         0
Accumulated Deficit         (2,544,727) (1,185,465)  (720,451) (42,027) (42,027)
Total  Liabilities and
Stockholder's Equity         3,586,416     275,618     45,133       50        50


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

OVERVIEW

The Company has developed The MedCare Program, a non-surgical, non-drug, non-invasive and cost effective treatment program for urinary incontinence, as well as pelvic pain, chronic constipation, fecal incontinence, and disordered defecation. The MedCare Program is a multi-modality program based primarily on behavioral techniques for treatment.
These techniques include biofeedback using electromyography (EMG), pelvic floor muscle exercises, and bladder and bowel re-training. The program is designed to activate and strengthen the various sensory-response mechanisms that maintain bladder and bowel control. The therapy is provided through computerized instrumental electromyography biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened, and coordinated.

To date, MedCare has not received any significant revenues due to the early stage nature of the Company's business and has incurred ongoing operating losses due to costs related to research, business development, management and staff recruitment, establishing training systems and providing ongoing training, development of advertising and marketing programs, and other costs associated with establishing corporate infrastructure necessary for expanding The MedCare
Program on a national basis. Although planned principal operations have commenced, substantial revenues have yet to be realized.

RESULTS OF OPERATIONS

The Company had revenues of $91,802, $0 and $0 for the years ended December 31, 1997, 1996 and 1995. During 1997, the majority of the Company's revenues were from three early stage MedCare Program sites, and while the revenues generated were not significant, these first few sites provided much of the Company's insight with regards to advertising, marketing, billing and business development. The information gathered from these early stage developmental centers is being used to establish additional MedCare sites, a few in late 1997, but most of which are expected to open in 1998. To date, the Company has not relied on any revenues for funding. During the next several years, the Company expects to derive the majority of its potential revenues from the opening of new MedCare Program centers in the United States, and possibly select foreign markets.

During 1997, the Company incurred $1,515,459 in General and Administrative expenses, an increase of 235% over 1996 expenses of $452,037, and resulted in $.23 per share loss for the year ended December 31, 1997, versus a $.08 per share loss for the year ended December 31, 1996. This increase is primarily attributable to costs associated with the development of advertising and marketing programs, public relations, hiring and training expenses of clinical and managerial personnel, travel, legal and accounting, and ongoing general operating expenses. Interest income was $119,146, $2,801 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates. There was no interest expense incurred on notes payable of $1,000 and $48,135 during the year ended December 31, 1997 and December 31, 1996. During
1997, the Company accrued a total interest payable of $70,521, compared to $0 and $0 during 1996 and 1995, respectively, on its 8% Series A Preferred Shares.

The Company has incurred start up costs from January 1, 1995 to September 30, 1995 amounting to $542,706. This total amount, along with additional operating expenses, was charged to operations during the year ended December 31, 1995, resulting in a total loss of $689,713 or $0.35 loss per share. Total expenses decreased by 35% for the year ended December 31, 1996, resulting in a total loss $449,236 or $0.08 per share. This decrease in expenses during 1996 compared to 1995 was a result of few clinical openings during the year, limited managerial and personnel hiring expenses and limited advertising and marketing charges.

As of December 31, 1997, the Company's accumulated deficit was approximately
$2,544,727, and as a result, there has been no provision for income taxes. The
Company has net operating losses that will expire beginning with the years 2002 through 2012, in the amount of $1,363,751, $449,236, $689,713 and $42,027 in
1997, 1996, 1995 and prior years, respectively, unless utilized by the Company.

LIQUIDITY AND CAPITAL RESOURCES

MedCare Technologies has financed its operations primarily through private placements of Common Shares, Preferred Shares and the exercise of Stock Options totaling $4,788,500, less offering expenses of $123,750, for the year ended
December 31, 1997, and $611,000 for the year ended December 31, 1996. At
December 31, 1997, the Company had a cash balance of $3,440,791, compared to a cash balance of $220,562 at December 31, 1996.

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

During fiscal 1997, the Company issued three private placement memoranda. On
February 1, 1997, an offering was begun pursuant to Regulation D, Rule 506 for 176,000 shares of common stock at $6.25 per share for a total offering of $1,100,000. This offering was completed on February 4, 1997. The proceeds were used for working capital and expansion of the MedCare Program.

The Company offered for sale a Private Placement Memorandum pursuant to Regulation D, Rule 506 on July 7, 1996 for 300,000 shares of common stock at
$6.00 per share, plus 300,000 warrants exercisable at $6.00 per warrant until July 7, 2002 for a total offering of $1,800,000. This offering was completed on July 30, 1997 and the proceeds used for working capital and expansion of the MedCare Program.

On June 20, 1997, the Company began offering for sale a Regulation D offering under Rule 506. This offering was for the Series A Preferred Stock of the Company and was sold for $10,000 per share, in minimum subscription amounts of at least ten shares ($100,000) and increments of five shares in excess thereof.
The total offering was for three hundred shares for a total of $3,000,000, with a minimum offering of $1,650,000. The offering closed on July 8, 1997 with the minimum offering placed. The Preferred Stock was accompanied by warrants to purchase a number of shares of Common Stock of the Company equal to thirty-three and one-third percent (33-1/3%) multiplied by the aggregate purchase price of the Subscriber's Preferred Stock outstanding on each of nine, twelve and fifteen months following the closing date of the offering, divided by the Fixed


Conversion Price as defined in the Certificate of Designation. In conjunction with this offering, an Escrow Agreement was entered into with Swartz Investments
LLC, a Georgia limited liability company, as Placement Agent and with First
Union National Bank of Georgia as Escrow Agent.

At that time, the Company also filed a Certificate of Designation with the State of Delaware in conjunction with this offering. This Certificate was approved on July 7, 1997 and designates 1,000 shares of the Company's one million shares of authorized preferred stock to be Series A stock. This stock has been assigned an issue price of $10,000 per share with an eight percent (8%) per annum accretion rate. The rank of this stock has been assigned as being senior to all Common Stock of the Company, junior to any other class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to the Series A Preferred Stock, senior to any class or series of capital stock of the Company hereafter created not specifically ranking by its terms senior to or on par with any Series A Preferred Stock of whatever subdivision, and on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series A Preferred
Stock.  No dividend rights have been granted to this stock.

The conversion terms outlined in the Certificate of Designation state that holders of the Series A Preferred Stock can convert their stock on or after a period of no less than four months from the closing date into Common Stock using the formula per share of Series A Preferred Stock:

                 (.08)(N/365)(10,000) + 10,000
                 -----------------------------
                        Conversion Price

The Conversion Price is determined as the lesser of 115% of the average Closing
Bid Price for the five trading days ending on June 6, 1997, which is $7.346 or X% of the average Closing Bid Price of the Company's Common Stock for the five trading days immediately preceding the Date of Conversion, where X is determined as follows:

                              # of months between Last Closing
                              and Date of Conversion     "X"
                              --------------------------------
                              4-6 months                 90%
                              6 months-1 year            87.5%
                              9 months, 1 day-12 months  85%
                              more than 12 months        80%

The Company also has the right to redeem the Series A Preferred Stock upon receipt of Notice of Conversion at a rate of the Stated Value times 1.10 to 1.20 or may redeem the stock at its own election at 115% to 130%, depending on the length of time.

Attached as exhibits are the Certificate of Designation and Placement
Memorandum.

THE PLACEMENT AGENT AND ITS EMPLOYEES AND AFFILIATES WERE GRANTED
A TOTAL OF 165
PREFERRED OPTIONS AND 86,214 9-MONTH COMMON STOCK
WARRANTS, 86,214 12-MONTH COMMON STOCK WARRANTS,
86,214 18-MONTH COMMON STOCK WARRANTS AND 33,692 SWARTZ
EMPLOYEE COMMON STOCK WARRANTS IN CONJUNCTION WITH THIS OFFERING.


On July 8, 1997, Mr. Jeffrey Aronin joined the Company as its President and
Chief Operating Officer.  He was also elected a Director of the Company.  Mr.
Harmel S. Rayat, the previous President, remains with the Company in the capacity of Chief Executive Officer and Chairman of the Board.

On September 17, 1997, Ms. Diane Nunziato resigned as a director of the Company and Dr. Jake Jacobo joined the Company as a Director. Ms. Nunziato resigned for personal reasons and did not have any disagreements with the Company.

On November 7, 1997, Mr. Greg Wujek joined the Company as its Vice President of
Managed Care.

ITEM 8:  FINANCIAL STATEMENTS

The financial statements and financial statement schedules are incorporated by reference in this report on pages F-1 through F-19.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
         FINANCIAL DISCLOSURE

During the most recent two fiscal years, the Company's independent accountant did not resign and was not dismissed, and there were no disagreements with such accountant regarding accounting and financial disclosure matters of the type require to be reported herein.


                            PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of that sets forth as of March 15, 1998 the names, ages and positions within the Company of all of the Executive Officers of the Company and the Directors of the Company. Each such director has been nominated for election at the Company's 1997 Annual Meeting, which was held on June 17, 1997. All
Directors hold office until the next annual meeting of stockholders or until their successors are elected. Officers serve at the discretion of the Board of Directors.

HARMEL S. RAYAT (36) Chairman of the Board, Chief Executive Officer, Chief
Financial Officer and Director. Mr. Rayat is one of the co-developers of the MedCare Program. Mr. Rayat has been in the venture capital industry since 1981 and since January 1993 has been the President of Hartford Capital Corporation, a company specializing in providing early stage funding and investment banking services to emerging growth corporations. From 1989 through December 1992, Mr.
Rayat was the President of K.S. Rayat & Company, an investment banking and venture capital company, where he was responsible for research, due diligence and investment strategy in early stage, start up venture capital investments.
Mr. Rayat has been a director of the MedCare Technologies since September 1995, its president from June, 1996 to July 1997, and its Chairman and Chief Executive
Officer since July 1997 to present. Mr. Rayat also serves as a Director of American Alliance Corporation, and Scottsdale Scientific, Inc., non-reporting companies trading on the NASD OTC Bulletin Board.


JEFFREY S. ARONIN (31) President, Chief Operating Officer, and Director. Mr.
Aronin has extensive experience in the health care industry, with particular expertise in Corporate Development, Sales Management, Health Care Marketing and
Managed Health Care. Mr. Aronin joined Carter Wallace, a major pharmaceutical firm, in May of 1989. At Carter Wallace, Mr. Aronin held many positions as he advanced through management in sales marketing and managed care. In September
1995, Mr. Aronin left Carter Wallace to join American Health Products
Corporation, where he ran the Marketing division and focused on Marketing and Business Development and made significant contributions toward the growth of AHPC's business. Mr. Aronin joined MedCare Technologies as its President and
Chief Operating Officer on July 8, 1997, at which time he also became a member of the Board of Directors of the Company. He holds a degree in marketing and financing, as well as an MBA in management.

VALERIE BOELDT-UMBRIGHT (31) Vice President of Clinical Services, and Director.
Mrs. Boeldt-Umbright is registered nurse, with a Bachelors of Science degree in community health education from Northern Illinois University. With over two years of actual management experience in the day-to-day operation of the Incontinence Clinic in Chicago, Mrs. Boeldt-Umbright has supervised personnel, dealt with insurance and reimbursement matters, marketing and physician interaction and referrals. She has instructed patients in biofeedback for their pelvic floor muscles, established individualized neuromuscular re-education programs, written new clinical protocols and articles for publication and has worked as a member of a university team to provide excellent care and medical treatment for patients. Mrs. Boeldt-Umbright was a nurse insurance examiner in the PMI Division of Equifax Systems from October 1991 to September 1992. From
June 1992 to July 1994, she was employed at the Premier Rehabilitation Center of Chicago, where she established a nursing and health education program and was the sole nurse responsible for traumatic brain injury and spinal cord injury clients. At this facility she also established a medication program and bowel/bladder programs, and taught inservices, training classes and health care classes for clients and staff. From March 1994 to September 1996, Mrs. Boeldt-
Umbright was the Manager of Incontinence Control Services. In this position, she handled all manager responsibilities, including supervising personnel, insurance claims, marketing and physician interaction and referral, wrote articles for publication and assisted in research. Since March, 1996, she has been a Director and Vice President of Clinical Services of Medcare.

KUNDAN S. RAYAT (69) Secretary, Treasurer and Director. Mr. Rayat has over 45 years of experience as an entrepreneur and owner of a diverse spectrum of businesses, ranging from automotive to heavy construction, on three continents.
Since 1985, Mr. Rayat has been a principal of K.S Rayat & Company and has primarily devoted his time to venture capital matters, investing in numerous start up ventures, and providing seasoned management advice to emerging market companies. He has been a Director and Secretary/Treasurer of MedCare
Technologies since August 1995.

MICHAEL M. BLUE, M.D. (53) Medical Director. Dr. Michael Blue is a member of the
American Medical Association, Oklahoma State Medical Association and the
American Urological Association. Dr. Blue is a board certified urologist who has practiced general urology in private practice for twenty years. He joined the Board of Directors of Medcare in August
1996 and is responsible for supervising and continuing the development of all medical aspects of the MedCare Program, as well as interacting and answering questions from other doctors within the MedCare system.

JAKE JACOBO, M.D. (Age 53) Director. After completing his Residency in Urology at the University of Iowa Hospitals and Clinics, Dr. Jacobo participated as a Clinical Investigator with the National Prostatic Cancer Project and the
National Bladder Cancer Project during 1975 and 1976. In July of 1977, he joined Northern Iowa Urology Associates in Waterloo, Iowa and remained in private practice until 1989. During his tenure with Urology Associates, Dr.
Jacobo initiated the Urodynamic program for Covenant Medical Center and in 1986 introduced Prostate Ultrasonography for the diagnosis of prostate lesions, this being the first Prostate Ultrasound Program for the state of Iowa and started a new modality, together with PSA testing, for the early diagnosis of prostate cancer. In April of 1989, Dr. Jacobo started Urology Consultants in the
Orlando, Florida area. Urology Consultants has since expanded to five clinics and three urologists, and in 1997 Urology Consultants opened the first MedCare
Program site in the state of Florida. Dr. Jacobo joined the Board of Directors on September 17, 1997.

ITEM 11:  EXECUTIVE COMPENSATION

The following tables shows, for the three years period ended December 31, 1997, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for such year, to the Company's Chief Executive Officer and the Company's other executive officers.

                   Summary Compensation Table

                                                         Long-Term
                         Annual Compensation         Compensation Awards

Name and                                       Securities Underlying
Principal Position  Year  Salary$   Bonus$     Stock      Options         Other
Harmel S. Rayat     1997  40,000    - 0 -      - 0 -      - 0 -           - 0 -
Chairman, CEO       1996  - 0 -     - 0 -      - 0 -      160,000         - 0 -
& CFO               1995  2,500     - 0 -      - 0 -      150,000         - 0 -

Jeff Aronin         1997  46,433    - 0 -      - 0 -      500,000         3,000
President & COO     1996  - 0 -     - 0 -      - 0 -      - 0 -           - 0 -
                    1995  - 0 -     - 0 -      - 0 -      - 0 -           - 0 -

Valerie Boeldt-     1997  49,833    - 0 -      - 0 -      115,000         - 0 -
Umbright            1996  18,125    - 0 -      - 0 -      40,000          - 0 -
Clinical Director   1995  - 0 -     - 0 -      - 0 -      - 0 -           - 0 -

Michael Blue        1997  - 0 -     - 0 -      75,000     - 0 -           - 0 -
Medical Director    1996  - 0 -     - 0 -      40,000     - 0 -           - 0
                    1995  - 0 -     - 0 -      - 0 -      - 0 -           - 0 -

Kundan S. Rayat     1997  - 0 -     - 0 -      - 0 -      - 0 -           - 0 -
Secretary,Treasurer 1996  - 0 -     - 0 -      - 0 -      - 0 -           - 0 -
Director            1995  - 0 -     - 0 -      - 0 -      - 0 -           - 0 -

Jake Jacobo         1997  - 0 -     - 0 -      40,000     - 0 -           - 0 -
Director            1996  - 0 -     - 0 -      - 0 -      - 0 -           - 0 -
                    1995  - 0 -     - 0 -      - 0 -      - 0 -           - 0 -

STOCK OPTIONS

The Company has 500,000 shares reserved under its 1998 Stock Option Plan, 290,000 of which are for issuance at $6.50 per share until July 1st, 2005. The 1998 Stock Option Plan is subject to shareholder approval. None of these shares have been exercised. These optionees are in the name of Mr. Jeff Aronin (250,000) and Jake Jacobo (40,000).

OPTION HOLDINGS

                                                   Value of unexercised options
                   Number of unexercised options   in-the- money
                   at fiscal year end              Options at fiscal year end(1)
Name               Exercisable    Unexercisable    Exercisable     Unexercisable

Harmel S. Rayat   310,000         -0-              $1,077,500      -0-
Chairman, CEO
& CFO

Jeff Aronin       100,000         400,000          $75,000         $300,000
President & COO

Valerie Boeldt-   155,000         -0-              $396,250        -0-
Umbright
Clinical Director

Michael M. Blue   115,000         -0-              $286,250        -0-
Medical Director

Jake Jacobo       40,000          -0-              $30,000         -0-
Director

(1) Represents the fair market value of the Company's Common Stock on December 31, 1997 ($7.25 per share on the closing on the NASD Electronic Bulletin Board) minus the exercise price per share, of the in-the-money options, multiplied by the number of shares subject to each option.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of March 15, 1998, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

Person or Group                      Number of Shares                   Percent
Harmel S. Rayat                      2,000,000                          28.60%
5131 Highgate Street
Vancouver, B.C., V5R 3G9

Dr. Michael Blue                    4,000                              0.06
500 East Robinson, Suite 800
Norman, Oklahoma 73071

Dr. Jake Jacobo
ADDRESS
ADDRESS

All directors and executive
officers as a group (3 persons)       2,004,000                          28.66%


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents office space from one of the Directors and the Chairman's wife. The premises are rented at below market value.

                            PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)     (1)     Financial Statements:                                 Page

          Report of Independent Public Accountants                    F-1

          Balance Sheets as of December 31, 1997 and 1996             F-2

          Statement of Income for the Years ended
          December 31, 1997, 1996, 1995                               F-4

          Statements of Stockholders' Equity for the years ended
          December 31, 1996, 1995, 1994                               F-6

          Statement of Cash Flows for the years ended
          December 31, 1997, 1996, 1995                               F-16

          Notes to Financial Statements                                    F-18

(a)       (2)     Exhibits

The following exhibits are referenced or included in this report:
          Articles of Incorporation
          By-Laws

(b)       Reports on 8-K

     On November 14, 1997 the Registrant filed a report on Form 8-K to disclose the employment contract of its new president, Jeffrey S. Aronin and a Certificate of Disclosure and subsequent Series A Preferred Stock Offering.


SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MEDCARE TECHNOLOGIES, INC.


                              /s/ Harmel S. Rayat
                              --------------------------
                              By Harmel S. Rayat, Chairman &
                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


Signature                                    Title                     Date
/s/ Harmel S. Rayat                          Chairman and CEO         3/25/98

                        C O N T E N T S

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . .     F-1

Consolidated Balance Sheet at December 31, 1997 and 1996. . . . . .     F-2 F-3

Consolidated Statement of Operations for the years ended
   December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . .    F-4 F-5

Consolidated Statement of Stockholders' Equity (Common) from Inception (January 17, 1986) Through December 31, 1997 . . . F-6 F-11

Consolidated Statement of Stockholders' Equity (Preferred) from Inception (January 17, 1986) Through December 31, 1997 . . . F-12 F-15

Consolidated Statement of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .     F-16 F-17

Notes to the Consolidated Financial Statements . . . . . . . . . . .   F-18 F-26

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
MedCare Technologies, Inc. and
Subsidiaries
Oak Brook, Illinois 60521

We have audited the accompanying consolidated balance sheet of MedCare Technologies, Inc. and Subsidiaries (A Development Stage Company), (the Company), as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Clancy  and Co., P.L.L.C.
Phoenix, Arizona
March 2, 1998

       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEET
                   DECEMBER 31, 1997 AND 1996


                               ASSETS

                                                    1997              1996

Current Assets
  Cash                                              $ 3,440,791       $ 219,775

  Accounts Receivable - Trade                            47,286           7,351
  Prepaid Expenses                                       63,813          29,117
                                                      ---------         -------
  Total Current Assets                                3,551,890         256,243


Property and Equipment
  Office Equipment                                       21,069           5,274
  Medical Equipment                                      29,799          11,953
                                                      ---------         -------
                                                        50,868           17,227
  Less Accumulated Depreciation                         17,342            7,796
                                                      ---------         -------
  Net Book Value                                        33,526            9,431

Other Assets
  Intangible Assets - The MedCare Program  (Note 3)      1,000            1,000
                                                      ---------         -------
  Total Other Assets                                     1,000            1,000
                                                      ---------         -------

Total  Assets                                       $3,586,416        $ 266,674
                                                    ===========       =========

     The accompanying notes are an integral part of these financial statements.

         MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEET
                   DECEMBER 31, 1997 AND 1996


                 LIABILITIES AND STOCKHOLDERS'
                           EQUITY

                                                     1997          1996

Current Liabilities

  Accounts Payable and Other Accrued Liabilities     $   15,796    $  19,791

  Notes Payable - Related Parties                         1,000       25,000

  Notes Payable - Officers                                    0       12,500
                                                     ----------    ---------
  Total Current Liabilities                              16,796       57,291

Stockholders' Equity

  Preferred Stock: $.25 Par Value, Authorized
   1,000,000; Issued and Outstanding, 165
   Convertible Series A Shares at December 31,
   1997 and None at December 31, 1996                        41            0


  Common Stock: $0.001 Par Value,  Authorized
   100,000,000; Issued and Outstanding, 6,992,185
   Shares at December 31, 1997 and 6,445,185 at
   December 31, 1996                                      6,992        6,445

  Additional Paid In Capital                          6,107,314    1,372,631

  Loss Accumulated During The Development Stage      (2,544,727)  (1,169,693)
                                                     -----------  -----------
  Total Stockholders' Equity                          3,596,620      209,383
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity          $ 3,586,416  $   266,674
                                                     ===========  ===========

  The accompanying notes are an integral part of these financial statements.

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995, AND
            FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                        THROUGH DECEMBER 31, 1997

                                                                    Loss
                                                                    Accumulated
                                                                    During The
                              Year ended   Year ended   Year ended  Development
                              December     December     December    Stage
                              31, 1997     31, 1996     31, 1995    (Unaudited)
Revenues                      $   91,802   $       0    $        0  $    91,802

Expenses
  General and Administrative   1,515,459     452,037       689,713    2,699,236
                              ----------   ---------    ----------  ------------
Operating Loss                (1,423,657)   (452,037)     (689,713)  (2,607,434)

Other Income (Expense)


  Interest Income                119,146       2,801             0      121,947
  Loss From Discontinued
    Operations                    (4,489)          0             0       (4,489)
  Gain on Sale of Subsidiary      15,770                         0       15,770
                               ----------    -------       -------    ----------
  Total Other Income (Expense)   130,427       2,801                    133,228
                               ----------    -------       -------    ----------

Net  Loss                    $(1,293,230)  $(449,236)    $(689,713) $(2,474,206)
                             ============  ==========    ========== ============

  The accompanying notes are an integral part of these financial statements.

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995, AND
              FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                        THROUGH DECEMBER 31, 1997

                                                                    Loss
                                                                    Accumulated
                                                                    During The
                             Year ended   Year ended   Year ended   Development
                             December     December     December     Stage
                             31, 1997     31, 1996     31, 1995     (Unaudited)
Primary Loss Per Common
   Share and Common Share
   Equivalents
  Loss from Continuing
   Operations                $    (0.19)  $   (0.08)   $    (0.35)  $   (0.43)

Loss from Operations of
  Business Segment Disposed
  of                               0.00                                  0.00

Gain on Disposal of Business
  Segment
Net Loss                     $    (0.19)  $   (0.08)   $    (0.35)  $   (0.35)
                             ===========  ==========   ===========  ==========

Number of Weighted Shares
 Outstanding - Primary         7,270,185   5,884,019     1,992,294   7,270,185
                             ===========  ==========   ===========  ==========

Fully Diluted Loss Per
  Common Share and Common
  Share Equivalents
Loss from Continuing
  Operations                 $    (0.19)  $   (0.08)   $    (0.35)  $    (0.36)
                             ===========  ==========   ===========  ===========

Loss from Operations of
Business Segment Disposed of       0.00                                   0.00

Gain on Disposal of Business
  Segment                          0.01                                   0.01
                             -----------                             ----------
Net Loss                     $    (0.18)  $   (0.08)   $    (0.35)  $    (0.35)
                             ===========  ==========   ===========  ===========

Number of Weighted Shares
  Outstanding - Fully Diluted  7,024,350   5,884,019     1,992,294    7,024,350
                             ===========  ==========   ===========  ===========

    The accompanying notes are an integral part of these financial statements.

                MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                        THROUGH DECEMBER 31, 1997
                              COMMON STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                      Common Stock           Paid In     Development
                     Shares       Amount     Capital     Stage       Total
Balance, January
  17, 1986                   0    $      0   $           $           $         0

Issued to Officers
  and Directors at
  $.002 per share    2,500,000       2,500      2,500                      5,000
Issued Pursuant to
  Public Offering
  at $.01            3,645,000       3,645     32,805                     36,450
Cost of Offering                               (7,946)                   (7,946)
Net Loss from
  Inception on
  January 17, 1986
  Through December
  31, 1987                                                      (316)      (316)
                    ----------      -------    -------      ---------    -------
Balance,
  December 31, 1987  6,145,000       6,145     27,359           (316)     33,188
Escrow Fee for
  Public Offering                               (200)                      (200)
Net Loss Year Ended
  December 31, 1988                                           (1,030)    (1,030)
                     ---------      -------    -------      ---------    -------
Balance,
  December 31, 1988  6,145,000       6,145     27,159         (1,346)     31,958
Net Loss Year Ended
  December 31, 1989                                          (21,707)   (21,707)
                     ---------      -------    -------      ---------   --------
Balance,
  December 31, 1989  6,145,000       6,145     27,159        (23,053)     10,251

    The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                                 THROUGH DECEMBER 31, 1997
                                       COMMON STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                      Common Stock           Paid In     Development
                     Shares       Amount     Capital     Stage       Total

Issuance of Stock
  in Accordance
  with Plan of
  Merger with
  Multi-Spectrum
  Group, Inc.
  February 28, 1990  $55,305,000   $  55,305 $ (55,305)   $           $       0

Net Loss Year Ended
  December 31, 1990
  - Unaudited                                             (10,201)     (10,201)
                     ------------  --------- ----------   ---------   ----------

Balance,
  December 31, 1990  61,450,000       61,450   (28,146)   (33,254)           50

Net Loss Year Ended
  December 31, 1991
  - Unaudited                                                    0            0
                     ------------   --------- ----------  ----------   ---------

Balance,
  December 31, 1991  61,450,000       61,450   (28,146)   (33,254)           50

Issued to Group
  Five, Inc.
  November 13, 1992   8,772,800        8,773          0                    8773

Net Loss Year Ended
  December 31, 1992
   -  Unaudited                                            (8,773)      (8,773)

                      -----------    ---------- ---------  ----------   --------
Balance,
  December 31, 1992  70,222,800       70,223    (28,146)   (42,027)          50

Net Loss Year Ended
  December 31, 1993                                               0           0
                      -----------    ---------- ---------  ----------   --------
Balance,
  December 31, 1993  70,222,800       70,223    (28,146)   (42,027)          50

   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                                 THROUGH DECEMBER 31, 1997
                                       COMMON STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                      Common Stock           Paid In     Development
                     Shares       Amount     Capital     Stage       Total
Net Loss Year Ended
   December 31, 1994              $          $           $        0  $        0
                     -----------  ---------  ----------  ----------  ----------
Balance,
  December 31, 1994  70,222,800      70,223    (28,146)    (42,027)          50

Reverse Split 1200:1,
   August 11, 1995  (70,164,281)   (70,164)      70,164

Acquisition of
  MedCare UI
  System Assets
  August 4, 1995      2,000,000       2,000     (1,000)                   1,000

Issued Pursuant to
  a Public Offering
  at $.15 Per Share
  September 20, 1995  4,200,000       4,200     625,800                 630,000

Cost of Offering                               (30,000)                (30,000)

Issued for Cash
  at $3.00 Per
  Share, December
  31, 1995               16,666          17      49,983                  50,000

Issued for Services
  at $3.00 Per Share,
  December 31, 1995      25,000          25      74,975                  75,000

Net Loss Year Ended
  December 31, 1995                                        (689,713)  (689,713)
                      ----------   --------    --------   ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                                 THROUGH DECEMBER 31, 1997
                                       COMMON STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                      Common Stock           Paid In     Development
                     Shares       Amount     Capital     Stage       Total
Balance,
  December 31, 1995  6,300,185    $   6,301  $  761,776  $ (731,740) $   36,337

Issuance of
  Common Stock
  Under 1995 Stock
  Option Plan at
  $3.00 Per Share
  During 1996           36,000           36     107,964                 108,000

Issuance of Common
  Stock Under 1996
  Stock Option Plan
  at $4.50 Per Share
  During 1996            3,000            3      13,497                  13,500

Issuance of Common
  Stock Under Private
  Placement at $4.75 Per
  Share Dated
  June 22, 1996         50,000           50     237,450                 237,500

Issuance of Common
  Stock Under Private
  Placement at $4.50 Per
  Share Dated
  November 18, 1996     56,000           56     251,944                 252,000

Write Off of Excess of
  Liabilities over Assets
  on Purchase of Manon
  Consulting, Ltd.                                           11,283      11,283

Net Loss Year Ended
   December 31, 1996                                      (449,236)    (449,236)
                       -----------  --------  ----------- ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                                 THROUGH DECEMBER 31, 1997
                                         COMMON STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                      Common Stock           Paid In     Development
                     Shares       Amount     Capital     Stage        Total
Balance,
  December 31, 1996  6,445,185    $  6,445   $ 1,372,631 $(1,169,693) $  209,383

Recovery of Write
  Off Of Excess of
  Liabilities over
  Assets on Sale of
  Manon Consulting, Ltd.                                     (11,283)   (11,283)

Issuance of Common
  Stock Under 1996
  Stock Option  Plan at
  $4.50 Per Share through
  December 31, 1997     17,000          17       76,483                   76,500

Issuance of Common
  Stock Under 1995
  Stock Option Plan at
  $3.00 Per Share Through
  December 31, 1997     54,000          54      161,946                  162,000

Issuance of Common
  Stock Under a
  Private Placement
  Dated March 25, 1997 176,000         176    1,099,824                1,100,000


   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                                 THROUGH DECEMBER 31, 1997
                                         COMMON STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                      Common Stock           Paid In     Development
                     Shares       Amount     Capital     Stage       Total
Issuance of
  Common Stock
  Under a Private
  Placement Dated
  July 7, 1997          300,000       300     1,799,700              1,800,000

Net Loss Year Ended
  December 31, 1997                                      (1,293,230) (1,392,320)

  The accompanying notes are an integral part of these financial statements.

                MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                        THROUGH DECEMBER 31, 1997
                            PREFERRED STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                      Preferred Stock        Paid In     Development
                     Shares       Amount     Capital     Stage       Total
                                             (Common and (Common and (Common and
                                             Preferred)  Preferred)  Preferred)
Balance, January
  17, 1986                   0    $      0   $           $           $         0

Net Loss from
  Inception on
  January 17, 1986
  Through December
  31, 1987                                                      (316)      (316)
                    ----------      -------    -------      ---------    -------
Balance,
  December 31, 1987          0            0      27,359         (316)     33,188

Net Loss Year Ended
  December 31, 1988                                           (1,030)    (1,030)
                     ---------      -------    -------      ---------    -------
Balance,
  December 31, 1988          0            0      27,159       (1,346)     31,958

Net Loss Year Ended
  December 31, 1989                                          (21,707)   (21,707)
                     ---------      -------    -------      ---------   --------
Balance,
  December 31, 1989          0            0      27,159      (23,053)    10,251

Net Loss Year Ended
  December 31, 1990
  - Unaudited                                                (10,201)   (10,201)
                     ---------      --------   ---------    ----------  --------

Balance,
  December 31, 1990          0            0     (28,146)     (33,254)         50

Net Loss Year Ended
  December 31, 1991
  - Unaudited                                                       0          0
                     ----------     ---------  ---------     ---------  --------

   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                                 THROUGH DECEMBER 31, 1997
                                     PREFERRED STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                      Preferred Stock        Paid In     Development
                     Shares       Amount     Capital     Stage       Total
                                             (Common and (Common and (Common and
                                             Preferred)  Preferred)  Preferred)

Balance,
  December 31, 1991           0   $     0      (28,146)  (33,254)            50

Net Loss Year Ended
  December 31, 1992
   -  Unaudited               0         0                 (8,773)       (8,773)

                    -----------   --------   ----------   --------   ----------
Balance,
  December 31, 1992           0         0      (28,146)  (42,027)            50

Net Loss Year Ended
  December 31, 1993                                             0             0
                    -----------   --------   ----------   --------   ----------
Balance,
  December 31, 1993           0         0      (28,146)  (42,027)            50

   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                                 THROUGH DECEMBER 31, 1997
                                     PREFERRED STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                       Common Stock          Paid In     Development
                    Shares       Amount      Capital     Stage       Total
                    (Common and  (Common and (Common and (Common and (Common and
                    Preferred)   Preferred)  Preferred)  Preferred)  Preferred)
Net Loss Year Ended
  December 31, 1994              $           $           $         0 $       0
                    ----------   ----------  ----------  ---------   ----------
Balance,
  December 31, 1994          0            0    (28,146)     (42,027)        50

Net Loss Year Ended
  December 31, 1995                                        (689,713)   (689,713)
                    ----------   ----------  ----------  ---------   -----------
Balance,
  December 31, 1995          0   $        0  $  761,776  $  (731,740) $   36,337

Write Off of Excess
  of Liabilities over
  Assets on Purchase
  of Manon Consulting, Ltd.                                    11,283     11,283

Net Loss  Year Ended
   December 31, 1996                                        (449,236)  (449,236)
                    ----------   ----------  ----------  ----------   ----------
Balance,
  December 31, 1996          0   $        0  $1,372,631  $(1,169,693) $  209,383

Recovery of Write
  Off Of Excess of
  Liabilities over
  Assets on Sale of
  Manon Consulting, Ltd.                                     (11,283)   (11,283)

Issuance of Preferred
 Stock Under a
  Private Placement
 Dated July 8, 1997        165          41   1,649,959                 1,650,000

Less cost of
  Private Placement                          (123,750)                 (123,750)


   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                                 THROUGH DECEMBER 31, 1997
                                      PREFERRED STOCK

                                                         Loss
                                                         Accumulated
                                             Additional  During the
                       Preferred Stock       Paid In     Development
                     Shares       Amount     Capital     Stage       Total
Periodic Imputed
 Cost of Preferred
 Stock Issued on
 July 8, 1997
 through December
 31, 1997                                    70,521         (70,521)           0

Net Loss Year Ended
  December 31, 1997                                      (1,293,230) (1,392,320)

                                        TOTALS

                                                          Loss
                                                          Accumulated
                                              Additional  During the
           Preferred Stock    Common Stock    Paid In     Development
           Shares  Amount  Shares     Amount  Capital     Stage       Total
Balance,
December
31, 1997   165     $41     6,992,185  $6,992  $6,107,314  $2,544,727  $3,569,620
           ===     ====    =========  =====   ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

               MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                 AND FROM (INCEPTION (JANUARY 17, 1986)
                        THROUGH DECEMBER 31, 1997

                                                                   From
                                                                   Inception
                                                                   Through
                             Year ended   Year ended   Year ended  December
                             December     December     December    31, 1996
                             31, 1997     31, 1996     31, 1995    (Unaudited)


Cash Flows from Operating
 Activities
  Net Loss                   ($1,363,751) $(449,236)   $ (689,713)  $(2,544,727)

Adjustments to Reconcile
 Net Loss to Net Cash
 Provided by Operating
 Activities

  Depreciation and Amortization     9,546      7,733            63        17,342

  Common Stock Issued for Services      0          0        75,000        83,773

  Net Assets of Manon
   Consulting, Ltd               (11,281)          0        10,757             0

  Changes in Assets and Liabilities
    (Increase) Decrease in Accounts
      Receivable                 (39,935)    (6,711)         (640)      (47,286)
    (Increase) Decrease in Prepaid
      Expenses                   (34,696)   (29,115)             0      (63,813)

    (Increase) Decrease in
      Organizational Costs              0         50          (57)             0

    Increase (Decrease) in Accounts
      Payable                     (3,995)     20,080           291        15,796


  Total Adjustments              (80,361)    (7,963)        85,414        76,333

Net Cash Used by Operating
 Activities                   (1,373,592)  (457,199)     (604,299)   (2,468,394)

Cash Flows from Investing Activities
  Purchase of Property and
   Equipment                     (33,642)   (15,969)       (1,258)      (50,869)

  Net Cash Flows from Investing
   Activities                    (33,642)   (15,969)       (1,258)      (50,869)

      The accompanying notes are an integral part of these financial statements.

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                          AND FROM (INCEPTION (JANUARY 17, 1986)
                                 THROUGH DECEMBER 31, 1997

                                                                    From
                                                                    Inception
                                                                    Through
                              Year ended   Year ended   Year ended  December
                              December     December     December    31, 1996
                              31, 1997     31, 1996     31, 1995    (Unaudited)

Cash Flows from Financing Activities

   Proceeds from Sale of
    Common Stock              3,138,500    611,000      680,000     4,470,950

   Proceeds from the Sale of
    Preferred Stock           1,650,000          0            0     1,650,000

   Offering Costs             (123,750)          0     (30,000)     (161,896)

   Advances (Repayments) Notes
    Payable                    (24,000)     25,000            0         1,000

   Advances (Repayements) To
    Officers                   (12,500)     12,500            0             0

Net Cash Provided by Financing
 Activities                   4,628,250    648,500      650,000     5,960,054

Increase (decrease) in Cash
 and Cash Equivalents         3,221,016    175,332       44,443     3,440,791

Cash and Cash Equivalents at
 Beginning of Period            219,775     44,443            0             0

Cash and Cash Equivalents at
 End of Period              $ 3,440,791  $ 219,775    $  44,443   $ 3,440,791

Supplemental Information
  Cash paid for:
  Interest                    $       0  $       0    $       0   $         0
  Income taxes                $       0  $       0    $       0   $         0

Noncash financing
  Intangible assets purchased
   with Common Stock          $       0  $       0    $   1,000   $     1,000
  Common Stock issued
   for Services               $       0  $       0    $  75,000   $    83,773

 The accompanying notes are an integral part of these financial statements.

                         MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                (A Development Stage Company)
                              NOTES TO THE FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997 AND 1996

NOTE 1 - ORGANIZATION
         ------------

MedCare Technologies, Inc. (The Company), formerly known as Multi-Spectrum Group, Inc.,was ncorporated under the name Santa Lucia Funding, Inc., under the laws of the State of Utah on January 17, 1986, with an authorized capital of 50,000,000 common shares with a par value of $.001. On February 8, 1990, the Company adopted a plan of merger with Multi-Spectrum Group, Inc., a Delaware Corporation, in which Multi-Spectrum Group, Inc., would be dissolved and the name of Santa Lucia Funding, Inc., would be changed to Multi-Spectrum Group, Inc. The Company authorized a reverse split of 1200:1 to be effective August 11, 1995. On August 29, 1995, the Company approved an increase in the authorized capital to 101,000,000 of which 100,000,000 shares shall be Common Stock with a par value of $.001 and 1,000,000 shares shall be Preferred Stock with a par value of $.25 per share, and a name change to MedCare Technologies, Inc. On August 1, 1996, an agreement and plan of merger was entered into between the Company and MedCare Technologies, Inc. (A Delaware Corporation) whereby the state of incorporation was changed to Delaware from the state of Utah. The effective date of the agreement is August 27, 1996, the date accepted by the state of Delaware. The Company was inactive during the year 1991, issued stock for prior years services during 1992, and was inactive during 1993 and 1994.
The Company had no revenues nor incurred any operating expenses during these inactive periods, other than the transaction during 1992.

On November 13, 1992, the Company issued 8,772,800 shares of common stock to Group Five, Inc., in exchange for services rendered at $.001 per share or $8,773.

On August 11, 1995, the Stockholders authorized a reverse split of 1200:1 reducing the outstanding common shares to 58,519.

On August 11, 1995, the Company purchased 100% of the outstanding shares of Medcare Technologies, Corporation, a Nevada corporation that was incorporated on April 26, 1995 for $1.00. Medcare Technologies, Corporation was inactive from the date of incorporation through August 11, 1995, the date the Company purchased it. Medcare Technologies, Corporation is a wholly owned subsidiary of the company.

On August 14, 1995, the Company acquired the rights to The MedCare Program, a urinary incontinence procedure in exchange for 2,000,000 shares of the Company's common stock at $0.0005, for a total value of $1,000.

On September 20, 1995, the Company authorized in a 504D Disclosure Memorandum, 4,200,000 shares of its common stock at an offering price of $0.15. On September 20, 1995, the offering was completed with all shares being issued for a total value of $630,000, less offering costs of $30,000.

 The accompanying notes are an integral part of these financial statements.

         ------------------------

On October 1, 1995, the Company purchased 100% of the outstanding shares of Manon Consulting, Ltd. Manon Consulting, Ltd., is a wholly owned subsidiary of the Company. Manon Consulting, Ltd., operates a clinic in Calgary, Canada.

The following is a condensed balance sheet of Manon Consulting, Ltd. at October 31, 1995:

          Total Assets                  $ 12,558

          Total Liabilities               23,841
          Total Capital
            Common Stock                       7
            Retained Earnings-A Deficit  (11,290)
                                         --------
          Total Liabilities and Capital $ 12,558
                                         ========

The Company paid $7 for the outstanding common stock and assumed liabilities in excess of assets of $11,290. The excess was charged to operations during 1995. On January 1, 1997, the Company sold Manon Consulting, Ltd. and recorded a gain on the sale of $15,770. See Note 8 - Discontinued Operations.

On December 31, 1995, the Company issued 16,666 shares of its common stock at $3.00 per share or $50,000 cash.

On December 31, 1995, the Company issued 25,000 shares of its common stock in exchange for consulting services at $3.00 per share or $75,000.

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

                      MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                          NOTES TO THE FINANCIAL STATEMENTS
                              DECEMBER 31, 1997 AND 1996

NOTE 1 - ORGANIZATION (CONTINUED)
         ------------------------

During 1997, the Company issued 17,000 shares of common stock at $4.50 per share under the 1996 Stock Option Plan or $76,500.

During 1997, the Company issued 54,000 shares of common stock at $3.00 per share under the 1995 Stock Option Plan or $162,000.

On February 4, 1997, the Company issued 176,000 shares of common stock at $6.25 per share under a private placement memorandum or $1,100,000.

On July 7, 1997, the Company issued 300,000 shares of common stock at $6.00 per share under a private placement memorandum dated June 20, 1997 or $1,800,000.

On July 8, 1997, the Company issued 165 shares of Preferred Stock - Series A at $10,000 per share or $1,650,000, less offering costs of $123,750. The Preferred Stock has conversion features that allow for the conversion into 266,747 common shares, at a discount range of 10% to 20% from June 20, 1997 through June 20, 1998. Additionally, the Company is recording the periodic imputed cost of the Preferred Stock - Series A from the date of closing of the offering at 8% per annum through December 31, 1997.

The Company is a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

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

                 MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

C. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Medcare Technologies, Corporation. Intercompany transactions have been eliminated in consolidation.

D. Purchase Method
   ---------------

Investments in companies have been included in the financial report using the equity method of accounting. The Company's wholly owned subsidiary, MedCare Technologies, Corporation is engaged in the business of medical consulting and management in the United States.

E. Deferred Charges
   ----------------

The Company has incurred start up costs from January 1, 1995 through September 30, 1995 amounting to $542,706. The total amount was charged to operations during the year ended December 31, 1995.

F. Property and Equipment
   ----------------------

Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives as follows:

               Office Equipment         3 to 5 years
               Medical Equipment        3 to 5 years

Depreciation charged to expense during 1997, 1996, and 1995 was $9,546, $7,733, and $63 respectively.

G. Income Taxes
   ------------

There has been no provision for income taxes, because of the losses that the Company has incurred to date. The Company has net operating losses that will expire, beginning with the years 2002 through 2012, in the amount of $1,293,230, $449,236, $689,713 and $42,027 in 1997, 1996, 1995 and prior years, respectively, unless utilized by the Company.

 The accompanying notes are an integral part of these financial statements.

                       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                            NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 1997 AND 1996

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

H. Earnings or (Loss) Per Share
   ----------------------------

Earnings or loss per share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method. The number of shares used in computing primary earnings (loss) per common share at December 31, 1997, 1996, and 1995 was 7,270,185, 5,884,019, and 1,992,294,
respectively. The number of shares used in computing fully diluted earnings
(loss) per common share at December 31, 1997, 1996, and 1995 was 7,024,350, 5,884,019, and 1,992,294, respectively.

I. Leases
   ------

The Company's corporate offices are located at 608 South Washington, Suite 101, Naperville, Ilinois 60523. These offices are leased for a one year period with the option to renew for an additional year, at a monthly rate of $1,550 per month. The Company currently has the use of a second office of approximately 1,500 square feet of office space, the use of one board room and all office equipment, including a computer, a postage machine, filing cabinets, a photocopier and telephone equipment. The office space is owned by one of the Company's directors and the Chairman's wife. The offices are located at Suite 216 - 1628 West 1st Avenue, Vancouver, British Columbia, Canada. The monthly rent is $2,000 per month. There is an option to renew for an additional year.

J. Medcare Program Sites
   ---------------------

Program sites are located in Norman, Oklahoma, Winter Park, Florida; Denver, Colorado; Raleigh, North Carolina and Kankakee, Illinois. New locations to be opened since December 31, 1997, include Kingwood, Texas; Toledo, Ohio; Lake Worth, Florida; Coral Springs, Florida; Phoenix, Arizona; Freemont, California; New York, New York; New Rochelle, New York; Roswell, Georgia; Baltimore, Maryland; Stanford, Connecticut; West Orange, New Jersey and Clackamas, Oregon.

K. Use of Estimates
   ----------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of

     The accompanying notes are an integral part of these financial statements.

                         MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                (A Development Stage Company)
                              NOTES TO THE FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997 AND 1996

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

K. Use of Estimates (Continued)
   ----------------------------

contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

L. Presentation
   ------------

Certain accounts from prior years have been reclassified to conform with the current year's presentation.

M. Pending Accounting Pronouncements
   ---------------------------------

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - LONG-LIVED ASSETS - THE MEDCARE PROGRAM
         ---------------------------------------

On August 14, 1995, the Company acquired the rights to The MedCare Program, a urinary incontinence procedure in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company has continued to further enhance The MedCare Program for the treatment of urinary incontinence that significantly reduces or completely eliminates the majority of UI cases using a nondrug, nonsurgical protocol that takes into account the clinical, cognitive, functional, and residential status of the patient. The Company intends to amortize the cost of the system over 15 years, based on Management's estimated useful life of the protocol, beginning with the first year in which commercial sales occur. Management reassesses annually the estimated useful life. Such amortization will result in charges against earnings of $66 per year for each of the years.

NOTE 4 - NOTES PAYABLE-OFFICERS (RELATED PARTIES TRANSACTIONS)
         ------------------------------------------------------

An Officer of the Company loaned the Company $1,000, which is due on demand and with no interest rate currently applicable.

NOTE 5 - STOCK OPTIONS
         -------------

The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date of the grant. The Company makes no charge to operations in relation to option grants, unless the options

   The accompanying notes are an integral part of these financial statements.

                        MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                             NOTES TO THE FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997 AND 1996

NOTE 5 - STOCK OPTIONS (CONTINUED)
         -------------------------

granted are less than fair market, then a charge to operations would be made over the vesting period. The Company's stock option transactions for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                                  Number of         Option
                                                   Shares           Price
                                                  ---------         ------

Options outstanding and exercisable at
  December 31, 1995                               500,000           $3.00
Options granted in 1996                           300,000            4.50
Options exercised during 1996 under
  the 1995 Stock Option Plan                      (36,000)           3.00
Options exercised during 1996 under
  the 1996 Stock Option Plan                      (3,000)            4.50
                                                  -------
Options outstanding and exercisable
  at December 31, 1996                            761,000
Options granted in 1997                           200,000            4.50
Options granted in 1997                           300,000            6.50
Options exercised during 1997 under
  the 1995 Stock Option Plan                      (54,000)           3.00
Options exercised during 1997 under
  the 1996 Stock Option Plan                      (17,000)           4.50
                                                  --------
Options outstanding and exercisable
  at December 31, 1997                            1,190,000         $3.00-$6.50
                                                  =========

The Company has authorized the 1998 Stock Option Plan and reserved 500,000 shares of its common stock, of which 290,000 shares will be offered at $6.50 and the balance of 210,000 shares at a price to be determined, for issuance thereunder subject to stockholder approval at the next annual meeting.

NOTE 6 - STOCK WARRANTS
         --------------

In July, 1997, the Company offered 300,000 shares of common stock at $6.00 each, along with an additional 300,000 share purchase warrants at $6.00 each, good until July 7, 2002.

  The accompanying notes are an integral part of these financial statements.

                     MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 1997 AND 1996

NOTE 7 - PREFERRED STOCK - SERIES A
         --------------------------

On June 20, 1997, the Company began offering for sale a Regulation D offering under Rule 506. This offering was for the Series A Preferred Stock of the Company and was sold for $10,000 per share, in minimum subscription amounts of at lease ten shares ($100,000) and in increments of five shares in excess thereof. The total offering was for $3,000,000, with a minimum of $1,650,000. The offering closed on July 8, 1997 with the minimum offering placed. The preferred stock was accompanied by warrants to purchase a number of shares of common stock of the Company equal to 33 1/3% multiplied by the aggregate purchase price of the Subscriber's preferred stock outstanding on each of nine, twelve and fifteen months following the closing date of the offering, divided by the Fixed Conversion Price as herein defined. The Series A Preferred Shareholder shall be entitled to convert, subject to the Company's right of redemption, if the conversion price is less than the Fixed Conversion Price at the time of receipt of a notice of conversion. The conversion price is equal to the lesser of 115% of the average Closing Bid Price for five trading days ending on June 6, 1997, which is $7.346 (The Fixed Conversion Price) or a discount, ranging from 10% to 20% over a 12 months period beginning July 8, 1997, of the average Closing Bid Price for five trading days immediately preceding the Date of Conversion divided into the original purchase price of the preferred stock, plus an 8% per annum accretion rate equal to the period that has passed since the closing date. Assuming that all the of the warrants would be exercised, an additional 266,747 shares of common would be issued.

NOTE 8 - DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT
         ---------------------------------------------

On January 1, 1997, the Company sold Manon Consulting, LTD at book value. No revenues or expenses are included in the consolidated financial statements for the year ended December 31, 1997 and 1996. The statement of operations for the years ended December 31, 1996 and 1995 have been restated to remove the net losses of $3,169 and $1,320, respectively. Gross revenues for the years ended December 31, 1996 and 1995 were $8,118 and $1,729. The Company reported a gain on the transaction of $15,770.

The following is a condensed balance sheet and statement of operations of Manon Consulting, LTD, as of December 31, 1996 and 1995:

                                                 1996               1995
Condensed Balance Sheet
   Current Assets                                $     787          $    533
   Equipment, Net                                    7,203            11,132
   Other Assets                                         64               138
                                                 ---------          --------
                                                 $   8,054          $ 11,803
                                                 =========          ========

  The accompanying notes are an integral part of these financial statements.

         ---------------------------------------------------------

                                              1996               1995
Current Liabilities                           $  23,825          $   24,405
   Common Stock                                       7                   7
   Deficit                                      (15,778)            (12,609)
                                              ----------         -----------
                                              $   8,054          $   11,803
                                              ==========         ===========

   Revenues                                   $   8,118          $    1,729
   Expenses                                      11,287               3,049
                                              ----------         -----------
   Net Loss                                   $  (3,169)         $   (1,320)
                                              ==========         ===========

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On January 5, 1998, 3 shares of preferred stock were converted to 4,851 shares of common stock at $6.45131 per share.

On January 6, 1998, 3 shares of preferred stock were converted to 4,803 shares of common stock at $6.51875 per share.

On February 16, 1998, 200,000 warrants to purchase common stock were exercised at $6 per share, or $1,200,000.




  The accompanying notes are an integral part of these financial statements.