Form 10QSB
period 1998-03-31
MEDCARE TECHNOLOGIES INC
filed 1998-05-14
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


        X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
---------------
                    SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1998

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____ to _____

Commission file number:    0-28790
                           -------


                           MEDCARE TECHNOLOGIES, INC.
             (exact name of registrant as specified in its charter)



DELAWARE                                     87-0429962 B
--------                                     ------------
(State or other  jurisdiction                (IRS Employer
of incorporation  or  organization)          Identification No.)

Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois       605232
-------------------------------------------------------       ------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (630) 472-5300
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

The number of shares of the Registrant's Common Stock, $0.001 par value, as of March 31st, 1997: 7,225,839.
                  ----------

                           MEDCARE TECHNOLOGIES, INC.
                     FORM 10-Q, QUARTER ENDED MARCH 31, 1998

INDEX

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheet at March 31, 1998 and December 31, 1997  .  F-2

Consolidated Statement of Operations For The Quarter Ended
     March 31, 1998, and For the Years Ended December 31, 1997
     and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4 F-5

Consolidated Statement of Stockholders' Equity From Inception
     (January 17, 1986) Through March 31, 1998 . . . . . . . . . . . . F-6 F-12

Consolidated Statement of Cash Flows For The Quarter Ended
     March 31, 1998, and For the Years Ended December 31, 1997
     and 1996 . . . . . . . . . . . . . .  . . . . . . . . . . . . . . F-13 F-14

Notes to the Consolidated Financial Statements . . . . . . . . . . . . F-15 F-24

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

PART II         OTHER INFORMATION

Item 1          Legal Proceedings. . . . . . . . . . . . . .  . . . . . . . . 39

Item 2          Changes in Securities. . . . . . . . . . . . . .  . . . . . . 39

Item 3          Defaults Upon Senior Securities. . . . . . . . . . . . . .  . 39

Item 4          Submission of Matters to a Vote of Security Holders. . . . .  39

Item 5          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 39

                Signature Page. . . . . . . . . . . . . .  . . . . . . . . . .40

Item 1            Financial Statements








                          INDEPENDENT AUDITORS' REPORT


Board of Directors
MedCare Technologies, Inc. and
Subsidiaries
Oak Brook, Illinois 60521

We have audited the accompanying consolidated balance sheet of MedCare Technologies, Inc. and Subsidiaries (A Development Stage Company), (the
Company), as of March 31, 1998, December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the quarter ended March 31, 1998, and the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1998, December 31, 1997 and 1996 and the results of its operations and its cash flows for the quarter then ended and the years then ended in conformity with generally accepted accounting principles.


Clancy  and Co., P.L.L.C.
Phoenix, Arizona
May 6, 1998

                                 C O N T E N T S


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheet at March 31, 1998 and December 31, 1997  .  F-2

Consolidated Statement of Operations For The Quarter Ended
     March 31, 1998, and For the Years Ended December 31, 1997
     and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4 F-5

Consolidated Statement of Stockholders' Equity From Inception
     (January 17, 1986) Through March 31, 1998 . . . . . . . . . . . . F-6 F-12

Consolidated Statement of Cash Flows For The Quarter Ended
     March 31, 1998, and For the Years Ended December 31, 1997
     and 1996 . . . . . . . . . . . . . .  . . . . . . . . . . . . . . F-13 F-14

Notes to the Consolidated Financial Statements . . . . . . . . . . . . F-15 F-24

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                           MARCH 31,    DECEMBER 31,
                                                           1998         1997
                                                           ----         ----

                                     ASSETS

Current Assets
   Cash                                                    $4,225,880   $3,440,791
Accounts Receivable, Net of Contractuals and Adjustments
of $114,452 and $0 at March 31, 1998 and December 31, 1997    149,439       47,286
   Prepaid Expenses                                                 0       62,313
                                                           ----------   ----------
   Total Current Assets                                     4,375,319    3,550,390

Property and Equipment, Net  (Note 3)                          38,883       33,526
Other Assets
   Intangible Assets-The MedCare Program, Net of
    Accumulated Amortization of $17 and $0 for March 31,
    1998 and December 31, 1997  (Note 4)                          983        1,000
   Security Deposits                                            2,150        1,500
                                                           ----------   ----------
   Total Other Assets                                           3,133        2,500
                                                           ----------   ----------

Total  Assets                                              $4,417,335   $3,586,416
                                                           ==========   ==========












     The accompanying notes are integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                            MARCH 31,     DECEMBER 31,
                                                            1998          1997
                                                            ----          ----

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Other Accrued Liabilities          $    62,748    $    15,796
   Notes Payable, Related Party (Note 5)                             0          1,000
                                                           -----------    -----------
   Total Current Liabilities                                    62,748         16,796

Commitments and Contingencies (Note 10)                              0              0

Stockholders' Equity
Preferred Stock: $.25 Par Value, Authorized 1,000,000;
Issued and Outstanding, 159 and 165 Convertible Series
A Shares at March 31, 1998 and December 31, 1997                    39             41
Common Stock: $0.001 Par Value,  Authorized
   100,000,000; Issued and Outstanding, 7,225,839 Shares
    at March 31, 1998 and 6,992,185 at December 31, 1997         7,226          6,992
    Additional Paid In Capital                               7,420,992      6,107,314
    Loss Accumulated During The Development Stage           (3,073,670)    (2,544,727)
                                                           -----------    -----------
Total Stockholders' Equity                                   4,354,587      3,569,620
                                                           -----------    -----------

Total Liabilities and Stockholders' Equity                 $ 4,417,335    $ 3,586,416
                                                           ===========    ===========











                The accompanying notes are integral part of these
                             financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE QUARTER ENDED MARCH 31, 1998 AND FOR THE YEARS ENDED
                        DECEMBER 31, 1997 AND 1996 , AND
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                             THROUGH MARCH 31, 1998



                                                                              Loss
                                                                              Accumulated
                                                                              During The
                                Quarter Ended  Year Ended      Year Ended     Development
                                March 31,      December        December       Stage
                                1998           31, 1997        31, 1996      (Unaudited)
                                ----           --- ----        --- ----      -----------

Revenues                        $   227,008    $    91,802     $        0    $   318,810


Expenses
   General and Administrative       765,710      1,515,459        452,037      3,464,946
                                -----------    -----------     ----------    -----------

Operating Loss                     (538,702)    (1,423,657)      (452,037)    (3,146,136)

Other Income (Expense)
   Interest Income                   42,669        119,146          2,801        164,616
   Loss From Discontinued
          Operations                      0         (4,489)             0         (4,489)
   Gain on Sale of Subsidiary             0         15,770                        15,770
                                -----------    -----------                   -----------
Total Other Income (Expense)         42,669        130,427          2,801        175,897
                                -----------    -----------    -----------    -----------

Net  Loss                       $  (496,033)   $(1,293,230)   $  (449,236)   $(2,970,239)
                                ===========    ===========    ===========    ===========







                The accompanying notes are integral part of these
                             financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE QUARTER ENDED MARCH 31, 1998 AND FOR THE YEARS ENDED DECEMBER
                             31, 1997 AND 1996 , AND
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)


                                                                                                                     Loss
                                                                                                                  Accumulated
                                                                                                                  During The
                                    Quarter Ended    Year Ended       Year Ended       Development
                                    March 31,        December         December         Stage
                                    1998             31, 1997         31, 1996         (Unaudited)
                                    ----             --- ----         --- ----         -----------

Primary Loss Per Common
     Share and Common Share
       Equivalents:
Loss from Continuing Operations     $       (0.07)   $       (0.18)   $       (0.08)   $       (0.40)
Loss from Operations of Business
      Segment Disposed of                    0.00             0.00             0.00             0.00
Gain on Disposal of Business
      Segment                                0.00             0.01             0.00             0.01
                                    -------------    -------------    -------------    -------------
Net Loss                            $       (0.07)   $       (0.17)   $       (0.08)$           (.39)
                                    =============    =============    =============    =============

Number of Weighted Shares
      Outstanding - Primary             7,523,647        7,270,185        5,884,019        7,523,647
                                    =============    =============    =============    =============

Fully Diluted Loss Per Common
      Share and Common Share
        Equivalents:
Loss from Continuing Operations     $       (0.08)   $       (0.19)   $       (0.08)   $       (0.49)
Loss from Operations of Business
      Segment Disposed of                   0.00              0.00             0.00             0.00
Gain on Disposal of Business
      Segment                               0.00             0.01             0.00             0.01
                                    -------------    -------------    -------------    -------------
Net Loss                            $       (0.08)   $       (0.18)   $       (0.08)   $       (0.48)
                                    =============    =============    =============    =============
Number of Weighted Shares
      Outstanding - Fully Diluted       6,226,614        7,024,350        5,884,019        6,226,614
                                    =============    =============    =============    =============

                The accompanying notes are integral part of these
                             financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                             THROUGH MARCH 31, 1998


                                                                                                   Loss
                                                                                                   Accumulated
                                                                                                   During the
                                                                                   Additional      Development
                                    Preferred    Stock      Common      Stock      Paid In         Stage
                                    Shares       Amount     Shares      Amount     Capital        (Unaudited)      Total
                                    ------       ------     ------      ------     -------        -----------      -----

Balance, January 17, 1986                   0   $     0          0     $     0    $              $                $    0
Issued to Officers and
    Directors at $.002 Per Share                         2,500,000       2,500          2,500                      5,000
Issued Pursuant to Public
     Offering at $.01                                    3,645,000       3,645         32,805                     36,450
Cost of Offering                                                                       (7,946)                    (7,946)
Net Loss from Inception on                  0
    January 17, 1986 Through
      December 31, 1987                                                                                 (316)       (316)
                                                                                                   ----------   --------
Balance, December 31, 1987                  0         0  6,145,000       6,145         27,359           (316)     33,188
Escrow Fee for Public                                                                    (200)                      (200)
Offering
Net Loss Year Ended
    December 31, 1988                                                                                 (1,030)     (1,030)
                                                                                                   ----------   --------
Balance, December 31, 1988                  0         0  6,145,000       6,145         27,159         (1,346)     31,958
Net Loss Year Ended
    December 31, 1989                                                                                (21,707)    (21,707)
                                                                                                   ----------   --------
Balance, December 31, 1989                  0         0  6,145,000       6,145         27,159        (23,053)     10,251

                The accompanying notes are integral part of these
                             financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                             THROUGH MARCH 31, 1998


                                                                                                              Loss
                                                                                                              Accumulated
                                                                                                              During the
                                                                                              Additional     Development
                                   Preferred        Stock          Common        Stock        Paid In        Stage
                                   Shares           Amount         Shares        Amount       Capital        (Unaudited)     Total
                                   ------           ------         ------        ------       -------        -----------     -----


Issuance of Stock  in
Accordance with Plan of
Merger with Multi-Spectrum
Group, Inc. February 28, 1990                                    $55,305,000    $55,305      $ (55,305)     $               $    0
Net Loss Year Ended
 December 31, 1990,                                                                                              (10,201)  (10,201)
                                                                                                             -----------    ------
Unaudited
Balance, December 31, 1990                 0             0        61,450,000     61,450        (28,146)          (33,254)       50
Net Loss Year Ended
   December 31, 1991,                                                                                                  0         0
                                                                                                             -----------    ------
Unaudited
Balance, December 31, 1991                 0             0        61,450,000     61,450        (28,146)          (33,254)       50
Issued to Group Five, Inc.
     November 13, 1992                                             8,772,800      8,773                                        877
Net Loss Year Ended
December 31, 1992,                         0             0                                                        (8,773)   (8,773)
                                   ---------     ---------                                                  ------------    ------
Unaudited
Balance, December 31, 1992                 0             0        70,222,800     70,223        (28,146)          (42,027)       50
Net Loss Year Ended
    December 31, 1993                                                                                                  0         0
                                                                                                            ------------    ------

     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                             THROUGH MARCH 31, 1998


                                                                                                           Loss
                                                                                                           Accumulated
                                                                                                           During the
                                                                                            Additional     Development
                                 Preferred      Stock           Common        Stock         Paid In        Stage
                                 Shares         Amount          Shares        Amount        Capital       (Unaudited)       Total
                                 ------         ------          ------        ------        -------       -----------       -----


Balance, December 31, 1993                0                    $ 70,222,800  $  70,223     $  (28,146)   $    (42,027)     $   50
                                                          0
Net Loss Year Ended
    December 31, 1994                                                                                               0           0
                                                                                                          -----------     -------

Balance, December 31, 1994                0               0      70,222,800     70,223        (28,146)        (42,027)         50
Reverse Split 1200:1,
     August 11, 1995                                            (70,164,281)   (70,164)        70,164
Acquisition of MedCare UI
System Assets August 4, 1995                                      2,000,000      2,000         (1,000)                      1,000
Issued Pursuant to a Public                                                                                               630,000
  Offering at $.15 Per Share
  September 20, 1995                                              4,200,000      4,200        625,800
Cost of Offering                                                                              (30,000)                    (30,000)
Issued for Cash at $3.00 Per
    Share, December 31, 1995                                         16,666         17         49,983                      50,000
Issued for Services at $3.00
Per Share, December 31, 1995                                         25,000         25         74,975                      75,000
Net Loss Year Ended
    December 31, 1995                                                                                        (689,713)   (689,713)
                                                                                                              -------     -------

     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                             THROUGH MARCH 31, 1998


                                                                                                            Loss
                                                                                                            Accumulated
                                                                                                            During the
                                                                                            Additional      Development
                                        Preferred      Stock       Common      Stock        Paid In         Stage
                                        Shares         Amount      Shares      Amount       Capital         (Unaudited)     Total
                                        ------         ------      ------      ------       -------         -----------     -----



   Balance, December 31, 1995                   0    $      0    6,300,185   $  6,301     $    761,776     $   (731,740)   $ 36,337

   Issuance of Common Stock
   Under 1995 Stock Option Plan
   at $3.00 Per Share During 1996                                   36,000         36          107,964                      108,000
   Issuance of Common Stock
   Under 1996 Stock Option Plan
   at $4.50 Per Share During 1996                                    3,000          3           13,497                       13,500
   Issuance of Common Stock
   Under Private Placement at
   $4.75 Per Share Dated
   June 22, 1996                                                    50,000         50          237,450                      237,500
   Issuance of Common Stock
   Under Private Placement at
   $4.50 Per Share Dated
   November 18, 1996                                                56,000         56          251,944                      252,000
   Write Off of Excess of
   Liabilities over Assets on
   Purchase of Manon Consulting,
   Ltd.                                                                                                          11,283      11,283

     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                             THROUGH MARCH 31, 1998


                                                                                                        Loss
                                                                                                        Accumulated
                                                                                                        During the
                                                                                        Additional      Development
                                  Preferred      Stock       Common        Stock        Paid In         Stage
                                  Shares         Amount      Shares        Amount       Capital         (Unaudited)        Total
                                  ------         ------      ------        ------       -------         -----------        -----


Net Loss  Year Ended
  December 31, 1996                       0    $      0           0       $     0 $           0        $   (449,236)   $(449,236)
                                                -------   ---------        ------     ---------         -----------     --------
Balance, December 31, 1996                0           0   6,445,185         6,445     1,372,631          (1,169,693)     209,383
Recovery of Write Off of
  Excess of Liabilities over
  Assets on Sale of Manon
  Consulting, Ltd.                                                                                          (11,283)     (11,283)
Issuance of Common Stock
  Under 1996 Stock Option
  Plan at $4.50 Per Share
  through December 31, 1997                                  17,000            17        76,483                           76,500
Issuance of Common Stock
Under 1995 Stock Option
Plan at $3.00 Per Share
Through December 31, 1997                                    54,000            54       161,946                          162,000
Issuance of Common Stock
  Under a Private Placement
  Dated March 25, 1997, at
$6.25 Per Share                                             176,000           176     1,099,824                        1,100,000


     The accompanying notes are integral part of these financial statements.
                                      F-11

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                             THROUGH MARCH 31, 1998


                                                                                                         Loss
                                                                                                         Accumulated
                                                                                                         During the
                                                                                         Additional      Development
                                       Preferred      Stock      Common      Stock       Paid In         Stage
                                       Shares         Amount     Shares      Amount      Capital         (Unaudited)     Total
                                       ---------      ------     ------      ------      ----------      -----------     -----


Issuance of Preferred Stock
  Under a Private Placement
  Dated July 8, 1997, at $10,000
  Per Share                                  165     $    41          0     $     0     $ 1,649,959       $          0  $ 1,650,000
Less cost of Private Placement                                                             (123,750)                       (123,750)
Periodic Imputed Cost of
Preferred Stock Issued on July
8, 1997, through December 31,
1997                                                                                         70,521            (70,521)           0
Issuance of Common Stock
  Under a Private Placement
  Dated July 7, 1997, at $6.00                                  300,000         300       1,799,700                       1,800,000
  Per Share
Net Loss Year Ended
  December 31, 1997                                                                                         (1,293,230)  (1,293,230)
                                                                                                            -----------  -----------
Balance, December 31, 1997                   165          41  6,992,185       6,992       6,107,314         (2,544,727)   3,569,620
Issuance of Common Stock
  Under 1996 Stock Option
  Plan at $4.50 Per Share
  Through March 31, 1998                                          6,000           6          26,994                          27,000

     The accompanying notes are integral part of these financial statements.
                                      F-12

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                             THROUGH MARCH 31, 1998


                                                                                                           Loss
                                                                                                           Accumulated
                                                                                                           During the
                                                                                           Additional      Development
                                     Preferred      Stock        Common       Stock        Paid In         Stage
                                     Shares         Amount       Shares       Amount       Capital         (Unaudited)      Total
                                     ---------      ------       ------       ------       ----------      -----------      -----


Issuance of Common Stock                                         18,000
 Under 1995 Stock Option
 Plan at $3.00 Per Share
Through March 31, 1998                       0     $     0                   $    18      $    53,982     $          0   $   54,000
Issuance of Common Stock                                                                                                  1,200,000
  For Warrants Exercised on
  March 31, 1998, at $6.00 Per
  Share                                                         200,000          200        1,199,800
Converted Preferred Stock to
  Common Stock at $6.45131
  Per Share on January 5, 1998              (3)         (1)       4,851            5               (4)                            0
Converted Preferred Stock to                                                                                                      0
  Common Stock at $6.51875
  Per Share on January 6, 1998              (3)         (1)       4,803            5               (4)
Periodic Imputed Cost of
  Preferred Stock Issued on
  July 8, 1997, For the Quarter
  Ended March 31, 1998                                                                         32,910          (32,910)           0
Net Loss for the Quarter Ended
  December 31, 1997                    _______      _______    ________       _______        ________         (496,033)    (496,033)
                                                                                                            -----------    ---------
Balance, March 31, 1998                    159    $     39    7,225,839     $  7,226      $ 7,420,992      $(3,073,670) $ 4,354,587
                                      ========     ========   =========       =======      ==========       ===========  ===========

              The accompanying notes are an integral part of these
                             financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE QUARTER ENDED MARCH 31, 1998 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1997, AND 1996
          AND FROM INCEPTION (JANUARY 17, 1986) THROUGH MARCH 31, 1998


                                                                                           From
                                                                                           Inception
                                                                            Year Ended     Through
                                                             Year Ended     December       March 31,
                                              Quarter Ended  December       31, 1996       1998
                                              March 31, 1998 31, 1997       --- ----       (Unaudited)
                                              ----- --- ---- --- ----                      -----------

Cash Flows from Operating Activities
   Net Loss                                   $  (496,033)   $(1,293,230)   $  (449,236)   $(2,970,239)

 Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operating Activities
 Depreciation and Amortization                      3,385          9,546          7,733         20,727
 Common Stock Issued for Services                       0              0              0         83,773
 Contractuals and Adjustments of Accounts
    Receivable                                    114,452        114,452
 Net Assets of Manon Consulting, Ltd                    0        (11,281)             0              0
Changes in Assets and Liabilities
 (Increase) Decrease in Accounts Receivable      (216,605)       (39,935)        (6,711)      (263,891)
(Increase) Decrease in Prepaid Expenses            62,313        (34,697)       (29,115)        (1,500)
(Increase) Decrease in Organizational Costs             0              0             50              0
(Increase) Decrease in Security Deposits             (650)             0              0           (650)
Increase (Decrease) in Accounts Payable            46,952         (3,995)        20,080         62,748
                                              -----------    -----------    -----------    -----------












                 The accompanying notes are an integral part of
                          these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE QUARTER ENDED MARCH 31, 1998 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1997, AND 1996
          AND FROM INCEPTION (JANUARY 17, 1986) THROUGH MARCH 31, 1998


                                                                                           From
                                                                                           Inception
                                                                             Year Ended    Through
                                                               Year Ended    December      March 31,
                                               Quarter Ended   December      31, 1996      1998
                                               March 31, 1998  31, 1997      --- ----      (Unaudited)
                                               ----- --- ----  --- ----                    -----------


       Total Adjustments                            9,847         (80,362)       (7,963)       15,659
                                               ----------      ----------    ----------    ----------
Net Cash Used by Operating Activities            (486,186)     (1,373,592)     (457,199)   (2,954,580)

Cash Flows from Investing Activities
      Purchase of Property and Equipment           (8,725)        (33,642)      (15,969)      (59,594)
                                               ----------      ----------    ----------    ----------
Net Cash Flows from Investing Activities           (8,725)        (33,642)      (15,969)      (59,594)

Cash Flows from Financing Activities
   Proceeds from Sale of Common Stock           1,281,000       3,138,500       611,000     5,751,950
   Proceeds from the Sale of Preferred Stock            0       1,650,000             0     1,650,000
   Offering Costs                                       0        (123,750)            0      (161,896)
   Advances (Repayments) Notes Payable                  0         (24,000)       25,000         1,000
   Advances (Repayements) To Officers              (1,000)        (12,500)       12,500        (1,000)
                                               ----------      ----------    ----------    ----------












                 The accompanying notes are an integral part of
                          these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE QUARTER ENDED MARCH 31, 1998 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1997, AND 1996
          AND FROM INCEPTION (JANUARY 17, 1986) THROUGH MARCH 31, 1998


                                                                                                   From
                                                                                                   Inception
                                                                                      Year Ended   Through
                                                                     Year Ended       December     March 31,
                                                Quarter Ended        December         31, 1996     1998
                                                March 31, 1998       31, 1997         --- ----     (Unaudited)
                                                ----- --- ----       --- ----                      -----------

Net Cash Provided by Financing Activities                1,280,000        4,628,250      648,500    7,240,054
                                                ------------------   --------------   ----------   ----------
Increase (decrease) in Cash and Cash
        Equivalents                                        785,089        3,221,016      175,332    4,225,880

Cash and Cash Equivalents, Beginning of                  3,440,791          219,775       44,443            0
                                                ------------------   --------------   ----------   ----------
Year

Cash and Cash Equivalents, End of Year          $        4,225,880   $    3,440,791   $   219775   $4,225,880
                                                ==================   ==============   ==========   ==========

Supplemental Information:
Cash paid for:
  Interest                                      $                0   $            0   $        0   $        0
                                                ==================   ==============   ==========   ==========
  Income taxes                                  $                0   $            0   $        0   $        0
                                                ==================   ==============   ==========   ==========

Noncash Financing:
Intangible Assets Purchased With Common
   Stock                                        $                0   $            0   $        0   $    1,000
                                                ==================   ==============   ==========   ==========
   Common Stock Issued for Services             $                0   $            0   $        0   $   83,773
                                                ==================   ==============   ==========   ==========
Three (3) Shares of Preferred Stock
Converted to 4,851 Shares of Common             $                0   $            0   $        0   $        0
                                                ==================   ==============   ==========   ==========
Stock
Three (3) Shares of Preferred Stock
Converted to 4,803 Shares of Common             $                0   $            0   $        0   $        0
                                                ==================   ==============   ==========   ==========
Stock



                 The accompanying notes are an integral part of
                          these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996



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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996



Total Assets                       $ 12,558
                                   ========

Total Liabilities                    23,841
Total Capital
    Common Stock                          7
    Retained Earnings-A Deficit     (11,290)
                                   --------
   Total Liabilities and Capital   $ 12,558
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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


         On June 22, 1996, the Company issued 50,000 shares of its common stock at $4.75 per share in a 504D private place memorandum or $237,500.

         On November 18, 1996, the Company issued 56,000 shares of its common stock at $4.50 per share a 504D private placement memorandum or $252,000.



          NOTE 1 - ORGANIZATION (CONTINUED)

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

         On July 8, 1997, the Company issued 165 shares of Preferred Stock - Series A at $10,000 per share or $1,650,000, less offering costs of $123,750. The Preferred Stock has conversion features that allow for the conversion into 266,747 common shares, at a


         The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


         discount range of 10% to 20% from June 20, 1997 through June 20, 1998. Additionally, the Company is recording the periodic imputed cost of the Preferred Stock - Series A from the date of closing of the offering at 8% per annum through December 31, 1997, or $70,521, and for the quarter ended March 31, 1998, or $32,910 .

         Through March 31, 1998, the Company issued 18,000 shares of common stock at $3.00 per share under the 1995 Stock Option Plan or $54,000.

         Though March 31, 1998, the Company issued 6,000 shares of common stock at $4.50 per share under the 1996 Stock Option Plan or $27,000.

         On March 30, 1998, the Company issued 200,000 shares of common stock at $6.00 per share under a private placement memorandum, or $1,200,000.

         On January 5, 1998, the Company converted three (3) shares of $.25 per share preferred stock to 4,851 shares of $.001 common stock at $6.45131 per share.

         On January 6, 1998, the Company converted three (3) shares of $.25 per share preferred stock to 4,803 shares of $.001 common stock at $6.51875 per share.

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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


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

         D.Purchase Method

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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


         The Company has incurred start up costs from January 1, 1995 through September 30, 1995 amounting to $542,706. The total amount was charged to operations during the year ended December 31, 1995.

         F. Property and Equipment

         Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives as follows:

         Office Equipment    3 to 5 years
         Medical Equipment   3 to 5 years
         Furniture           7 years




   NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  G. Income Taxes

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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


         H. Earnings or (Loss) Per Share

         Earnings or loss per share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method. The number of shares used in computing primary earnings
         (loss) per common share at March 31, 1998, December 31, 1997, and 1996, was 7,523,647, 7,270,185, and 5,884,019, respectively. The number of shares used in computing fully diluted earnings (loss) per common share at March 31, 1998, December 31, 1997 and 1996, was 6,226,614,
         7,024,350, and 5,884,019, respectively.

         I. Leases

         The Company's corporate offices are located at 1515 W. 22nd Street, Suite 1210, Oak Brook, Illinois 60521. The office space approximates 2,400 square feet and is subleased for a period of one year with the option to renew for four additional years, at a monthly rate of $4,800 per month plus a common area monthly charge of $400.

         The Company currently has the use of a second office of approximately 1,500 square feet of office space, the use of one board room and all office equipment, including a network computer system, a postage machine, filing cabinets, a photocopier and telephone equipment. The office space is owned by one of the Company's directors and the Chairman's wife. The offices are located at Suite 216 - 1628 West 1st Avenue, Vancouver, British Columbia, Canada. The monthly rent is $2,000 per month, plus a common area monthly charge of $200. There is an option to renew for an


         The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


         additional year.

         J. Medcare Program Sites

         The following program site locations and the date of openings area as follows:



   NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         City, State                        Open Date         City, State                        Open Date
         ----- -----                        ---- ----         ----- -----                        ---- ----

         Norman, Oklahoma                   11/04/96          Toledo, Ohio                       02/09/98
         Winter Park, Florida               03/10/97          Lake Worth, Florida                03/02/98
         Denver, Colorado                   06/02/97          Coral Springs, Florida             03/09/98
         Raleigh, North Carolina            09/30/97          Phoenix, Arizona                   03/09/98
         Kankakee, Illinois                 11/17/97          Fremont, California                03/09/98
         Cleveland, Texas                   01/05/98          New York, New York                 03/30/98


          New locations to be opened subsequent to March 31, 1998, are Stamford, Connecticut;


         The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


         Roswell, Georgia; Fayetteville, North Carolina; New Rochelle, New York; Dallas, Texas; West Palm Beach, Florida; Baltimore, Maryland; Clackamas, Oregon; Amherst, Ohio; St. Louis, Missouri; Columbus, Ohio; Alexandria, Virginia; Silver Springs, Maryland; Mine Hill, New Jersey; and Peekskill, New Jersey.
         K. Use of Estimates

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

         L. Presentation

         Certain accounts from prior years have been reclassified to conform with the current year's presentation.

         M. Pending Accounting Pronouncements

            It is anticipated that current pending accounting pronouncements wilL not have an adverse impact on the financial statements of the Company.

NOTE 3 - PROPERTY, EQUIPMENT, AND DEPRECIATION



         The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


         Property and equipment consists of the following at March 31, 1998, December 31, 1997 and 1996:



NOTE 3 - PROPERTY, EQUIPMENT, AND DEPRECIATION (CONTINUED)

                                                     March 31,   35,794
                                                     1998
                                                     --------

Office Equipment                                     $ 11,931    $  9,541

Computer Equipment                                     16,363      11,528

Medical Equipment                                      29,799      29,799

Furniture                                               1,500           0
                                                     --------    --------

Total                                                  59,593      50,868

Less Accumulated Depreciation                         (20,710)    (17,342)
                                                     --------    --------

Net Book Value                                       $ 38,883    $ 33,526
                                                     ========    ========





         The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996


         Depreciation charged to expense during the quarter ended March 31, 1998, and for the years ended December 31, 1997 and 1996, and 1995 was $3,368, $9,546 and $7,733, respectively.

         NOTE 4 - LONG-LIVED ASSETS - THE MEDCARE PROGRAM

         On August 14, 1995, the Company acquired the rights to The MedCare Program, a urinary incontinence procedure in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company has continued to further enhance The MedCare Program for the treatment of urinary incontinence that significantly reduces or completely eliminates the majority of UI cases using a nondrug, nonsurgical protocol that takes into account the clinical, cognitive, functional, and residential status of the patient. The Company intends to amortize the cost of the system over 15 years, based on Management's estimated useful life of the protocol, beginning with the first year in which commercial sales occur. Management reassesses annually the estimated useful life. Such amortization will result in charges against earnings of $66 per year for each of the years. Amortization expense charged to operations during the quarter ended March 31, 1998, was $17.

         NOTE 5 - NOTES PAYABLE-OFFICERS (RELATED PARTY TRANSACTIONS)

         An Officer of the Company loaned the Company $1,000, which is due on demand and with no interest rate currently applicable. The Company repaid this loan in March 1998.



         The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996






         NOTE 6 - STOCK OPTIONS

         The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date of the grant. The Company makes no charge to operations in relation to option grants, unless the options granted are less than fair market, then a charge to operations would be made over the vesting period. The Company's stock option transactions for the quarter ended March 31, 1998, and for the years ended December 31, 1997 and 1996 are summarized as follows:


                                          Number of  Option
                                          Shares     Price
                                          ---------  ------

Options outstanding and exercisable at
     December 31, 1995                    500,000    $   3.00
Options granted in 1996                   300,000        4.50
Options exercised during 1996 under
     the 1995 Stock Option Plan           (36,000)       3.00
Options exercised during 1996 under
   the 1996 Stock Option Plan              (3,000)       4.50
                                            -----
Options outstanding and exercisable
     at December 31, 1996                 761,000





         The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996




Options granted in 1997                    200,000       4.50
Options granted in 1997                    300,000       6.50
Options exercised during 1997 under
     the 1995 Stock Option Plan           (54,000)       3.00

Options exercised during 1997 under
     the 1996 Stock Option Plan           (17,000)       4.50
                                           ------
Options outstanding and exercisable
    at December 31, 1997                1,190,000       $3.00-$6.50
 Options exercised during 1998 under
     the 1995 Stock Option Plan           (18,000)       3.00

Options exercised during 1998 under
     the 1996 Stock Option Plan            (6,000)       4.50
                                            -----

Options outstanding and exercisable
    at March 31, 1998                   1,166,000       $3.00-$6.50
                                        =========



         The Company has authorized the 1998 Stock Option Plan and reserved 500,000 shares of its common stock, of which 290,000 shares will be offered at $6.50 and the balance of 210,000 shares at a price to be determined, for issuance thereunder subject to stockholder approval at the next annual meeting.

NOTE 7 - STOCK WARRANTS

         The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996



                  In July, 1997, the Company offered 300,000 shares of common stock at $6.00 each, along with an additional 300,000 shares of purchase warrants at $6.00 each, good until July 7, 2002. In March 1998, 200,000 shares of common stock were exercised at $6.00 per share, or $1,200,000.

         NOTE 8 - PREFERRED STOCK - SERIES A

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

         The Series A Preferred Shareholder shall be entitled to convert, subject to the Company's right of redemption, if the conversion price is less than the Fixed Conversion Price at the time of receipt of a notice of conversion. The conversion price is equal to the lessor of 115% of the average Closing Bid Price for five trading days ending on June 6, 1997, which is $7.346 (The Fixed Conversion Price) or a discount, ranging from 10% to 20% over a 12 months period beginning July 8, 1997, of the average Closing Bid Price for five trading days immediately preceding the Date of Conversion divided into the original purchase price of the preferred stock, plus an 8% per annum accretion rate equal to the


              The accompanying notes are an integral part of these
                             financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996



         period that has passed since the closing date. Assuming that all the of the warrants would be exercised, an additional 271,850 shares of common would be issued as of March 31, 1998.

         On January 5, 1998, three (3) shares of preferred stock were converted to 4,851 shares of common stock at $6.45131 per share. On January 6, 1998, three (3) shares of preferred stock were converted to 4,803 shares of common stock at $6.51875 per share.

NOTE 9 - DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT

         On January 1, 1997, the Company sold Manon Consulting, LTD at book value. No revenues or expenses are included in the consolidated financial statements for the year ended December 31, 1997 and 1996. The statement of operations for the years ended


NOTE 9 - DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT(CONTINUED)

         December 31, 1996 and 1995 have been restated to remove the net losses of $3,169 and $1,320, respectively. Gross revenues for the years ended December 31, 1996 and 1995 were $8,118 and $1,729. The Company reported a gain on the transaction of $15,770. The following is a condensed balance sheet and statement of operations of Manon Consulting, LTD, as of December 31, 1996 and 1995:

                                          1996                    1995
                                          ----                    ----

         Condensed Balance Sheet
         Current Assets                   $787                    $533




              The accompanying notes are an integral part of these
                             financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   MARCH 31, 1998, DECEMBER 31, 1997 AND 1996



Equipment, Net               7,203      11,132
Other Assets                    64         138
                          --------    --------
                             8,054    $ 11,803
                          ========    ========

                              1996        1995
                          --------    --------

Current Liabilities       $ 23,825    $ 24,405
Common Stock                     7           7
 Deficit                   (15,778)    (12,609)
                          --------    --------
                          $  8,054    $ 11,803
                          ========    ========


Expenses                    11,287       3,049
                          --------    --------
Net Loss                  $ (3,169)   $ (1,320)
                          ========    ========


NOTE 10 - COMMITMENTS

         The company leases certain office equipment under noncancelable operating leases for a period of less than three years. Total lease expense charged to operations for the period ended March 31, 1998 is $939.

          Future minimum payments under noncancelable operating leases at March 31: are:



                          1999                       $  2,204
                          2000                       $  2,204
                          2001                       $  2,204




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

         Overview

         The Company has developed The MedCare Program, a non-surgical, non-drug, non-invasive and cost effective treatment program for urinary incontinence, as well as pelvic pain, chronic constipation, fecal incontinence, and disordered defecation. The MedCare program is a multi- modality program based primarily on behavioural techniques for treatment. These techniques include biofeedback using electromyography
         (EMG), pelvic floor muscle exercises, and bladder and bowel re-training. The program is designed to activate and strengthen the various sensory- response mechanisms that maintain bladder and bowel control. The therapy is provided through computerized instrumental electromyography biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened, and coordinated.

         The MedCare Program is available through the practices of physicians (urologist, urogynecologist, gastroenterologist, and/or colon rectal surgeon), either in a private office, clinic, or a hospital setting. As at March 31, 1998, the Company had 12 MedCare Program sites established, and was in the process of opening an additional 15 MedCare Program sites in various parts of the country.

         The Company plans to devote the majority of its resources to establishing new MedCare Program sites, in operating existing centres, and in developing new business models for the introduction of the MedCare Program into new markets, such as nursing homes and other institutions, and possibly foreign countries.

         Results of Operations

         The Company had revenues of $227,008 for the three month period ending March 31, 1998 compared to $37,236 for the three month period ending March 31, 1997, and $91,802 for fiscal 1997. Since the Company had only 12 MedCare Program centres operating as at March 31, 1998, of which 8 were recently opened (1 in November 1997, 1 in January 1998, 1 in February 1998, and 5 in March 1998), the majority of the Company's first quarter revenues were generated by previously established sites. Until public awareness builds amongst incontinence sufferers and local area physicians through advertising and word of mouth referrals from patients, the Company expects modest revenues from all newly opened sites during the first 12 months of operations. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operation in the near future. During the next several years, the Company expects to derive the majority of its potential revenues from the opening of new MedCare Program centres in the United States, and possible abroad.

         For the three month period ending March 31, 1998, the Company's general and administrative expenses increased to $765,710 compared to $197,731 for the corresponding period in 1997. The 1998 amount represents an increase of 287% due primarily to the hiring of additional management and nursing staff, expenses in moving to larger office facilities, greater advertising and marketing expenses, increased expenses related to financial public relations and increased legal and accounting fees related to the Company's Form 10-SB2 and application for listing on the NASDAQ Small Cap market.

         The Company's net loss was $496,033, or $0.02 per share, for the first quarter of 1998 compared to a net loss of $158,564, or $0.08 per share, for the corresponding period in 1997. This increase was primarily due to the increase in general and administrative costs described above.

         Liquidity and Capital Resources

         As at March 31, 1998, the Company's cash balance was $4,225,880, compared to $1,202,631 as at March 31, 1997. The Company has financed its operations primarily through the exercise of Stock Options and Share Purchase Warrants from a previous private placement totalling $1,187,000 for the three month period ending March 31, 1998.

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

         Due to the "start up" nature of the Company's business, the Company expects to incur losses as it expands its business. While the Company has enough cash to fund its early stage expansion plans, the Company may choose to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. Even if the Company does not have an immediate need for additional cash, it may seek access to the public equity markets if and when conditions are favourable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

         Item 1            Legal Proceedings

         None

         Item 2            Changes in Securities

         As detailed in the financial statements, the Company issued 24,000 common shares for the exercise of stock options ranging in prices from $3.00 to $4.50 per share, issued 200,000 common shares at $6.00 per share for the exercise of share purchase warrants from a previous private placement completed at $6.00 per share, converted 3 Series A Preferred Shares into 4,851 common shares, and converted 3 Series A
         Preferred Shares into 4,803 common shares. The total common shares issued during the three month period ending March 31, 1998 was 233,654 shares.

         Item 3            Defaults Upon Senior Securities

         None

         Item 4            Submission of Matters to a Vote of Security Holders

         None

         Item 5            Exhibits and Reports on Form 8-K

         None

         Signature Page

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              MEDCARE TECHNOLOGIES, INC.




                                              /s/ Harmel S. Rayat
                                              Harmel S. Rayat
                                              Chairman of the Board and
                                              Chief Executive Officer


         Dated: May 12, 1998