Form 10KSB/A
period 1997-12-31
MEDCARE TECHNOLOGIES INC
filed 1998-06-23
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997


                           MEDCARE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  87-0429962 B
--------                                                  ------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1515 West 22nd Street, Suite 1210, Oak Brook, Illinois    60523
------------------------------------------------------    -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (800) 611-3388
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

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following document are incorporated by reference into this report on From 10-K where indicated: NONE

                         ANNUAL REPORT ON FORM 10-KSB/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                TABLE OF CONTENTS


                                                                           Page
PART I
Item 1.   Business                                                         3
Item 2.   Properties                                                       14
Item 3.   Legal Proceedings                                                14
Item 4.   Submissions of Matters to a Vote of Security Holders             15

PART II
Item 5.   Market for the Registrants' Common Equity and Related            15
              Stockholder Matters
6.   Selected Financial Data                                               15
Item 7.   Management's Discussion and Analysis of Financial Condition      16
              and Results of Operations
Item 8.   Financial Statements                                             20
Item 9.   Changes in and Disagreements With Accountants on Accounting      20
              and Financial Disclosure

PART III
Item 10.  Directors and Executive Officers of the Registrant               20
Item 11.  Executive Compensation                                           22
Item 12.  Security Ownership of Certain Beneficial Owners and Management   24
Item 13.  Certain Relationships and Related Transactions                   24

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports             25
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

                                   THE COMPANY
                               SUMMARY OF BUSINESS

         The Company, formerly known as Multi-Spectrum Group, Inc., was incorporated under the name Santa Lucia Funding, Inc., in the State of Utah on January 17, 1986, with an authorized capital of 50,000,000 common shares with a par value of $0.001 for the purposes of raising capital in order to seek business opportunities believed to hold potential for profit. On February 8, 1990, the Company adopted a plan of merger with Multi-Spectrum Group, Inc., a Delaware corporation, and Santa Lucia Funding, Inc., a Utah corporation, which then changed its name to Multi-Spectrum Group, Inc. The outstanding shares of Multi-Spectrum Group, Inc. were converted into common shares of Santa Lucia
Funding, Inc. at the exchange rate of 55,305 shares of Santa Lucia for each common share of Multi-Spectrum then issued and outstanding. In addition, the number of common shares authorized was increased from 50,000,000 to 100,000,000 with the par value remaining at $0.001. On November 13, 1992, the Company issued 8,7722,800 shares of its Common Stock to Group of Five, Inc. in exchange for services rendered.
         The Company was inactive during the period from February 1990 to August 1995, at which point the Company acquired the MedCare program for treating incontinence.

         On August 11, 1995, a reverse split of the common stock by a ratio of one new for 1,200 old was effected, with the par value remaining at $0.001. This reduced the total number of shares issued and outstanding to 58,519. On August 14, 1995, the Company acquired the rights to the MedCare Program, a urinary incontinence procedure, in exchange for 2,000,000 shares of its common stock.
  On August 25, 1995, the Company approved an increase in the authorized capital to 101,000,000 shares of stock, comprised of 100,000,000 common shares with a par value of $0.001 per share and 1,000,000 preferred shares with a par value of $0.25 per share, and approved a name change to MedCare Technologies, Inc.

         On October 1, 1995, the Company's wholly owned subsidiary, MedCare Technologies Corporation, acquired 100% of Manon Consulting Ltd., an Alberta, Canada, corporation, for a nominal value from its owners, Diane Nunziato, a MedCare Technologies, Inc. director, and Philip Tolley and Mel Tolley. The operations of Manon Consulting were terminated on December 31, 1996.

         Narinder Thouli, a member of the Board of Directors, resigned on November 1, 1996. He resigned for personal reasons and did not have any disagreements with the Company. On October 4, 1996 a migratory merger was completed changing the Company's domicile from Utah to Delaware.

         On July 8, 1997, Jeffrey Aronin joined the Company as its President and Chief Operating Officer. He was also elected a Director of the Company. Harmel
S. Rayat, the previous president, remains with the Company in the capacity of Chief Executive Officer and Chairman of the Board.

     On September 17, 1997, Diane Nunziato resigned as a director of the Company and Dr. Jake Jacobo joined the Company as a director. Ms. Nunziato resigned for personal reasons and did not have any disagreements with the Company.


                             DESCRIPTION OF BUSINESS

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

         Affecting an estimated 25 million Americans, urinary incontinence is the involuntary loss of bladder control and represents a significant cause of disability and dependence. Incontinence is one of the most prevalent, yet severely unrecognized problems in health care today1. And as society ages, the physical, emotional and financial costs to those suffering and the costs to their caregivers, as well as the health care system, is expected to increase dramatically.

         Despite the prevalence of incontinence, it is widely under diagnosed and under reported primarily because of the social stigma attached to UI. Many individuals are either too ashamed or too embarrassed to report the problem to their doctor or to a health care professional2, 3. Instead, a large number of people prematurely turn to the use of absorbent materials and supportive aids



-----------

1  Urinary  Incontinence  Guideline  Panel.  "Urinary  Incontinence  in  Adults:
Clinical Practice Guidelines. AHCPR Pub 9-2-0038. Rockville, MD: Agency for Health Care Policy & Research; PHS, HHS: March 1992.

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

Urinary Incontinence
--------------------

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

Types of Incontinence
---------------------

         There are six types of UI: urge, stress, overflow, reflex, functional and mixed. Of these six, urge and stress incontinence account for over 90% of all urinary incontinence.

-------------

2 Lagace, EA, et al. "Prevalence and severity of urinary incontinence in ambulatory adults: an UPRNet study." J Fam Pract 35, 610-4: 1993 June.

3 Wallace, K. "Female pelvic floor functions, dysfunctions, and behavioral approaches to treatment." Clinics in sports medicine, Vol 13, No 2, 459-481:
April 1994. Overflow Incontinence

Urge Incontinence

         The involuntary loss of urine as a result of an abrupt and strong desire to void. The detrusor muscle, which controls bladder contractions, is irritated, unstable and contracts erratically. Individuals suffering from urge incontinence have the urge to urinate but can not "hold it" until they reach the bathroom. Urge incontinence is more common in older adults.

Stress Incontinence

     The involuntary loss of urine during coughing, sneezing, laughing, exercise or other physical activity causes a sudden increase in intra-abdominal pressure. Stress incontinence is seen predominantly in women under 60 and is often caused by a decrease in pelvic muscle strength due to childbirth, surgery or reduced hormones associated with menopause. Men often suffer from stress incontinence after prostate surgery.

         Overflow incontinence occurs when the bladder becomes too full as a result of blockage in the lower urinary tract or injury. This type of incontinence may have a variety of symptoms, including constant dribbling and/or frequency, which is not improved by lying down. In men, it can be the result of an enlarged prostate.

Reflex Incontinence

         Reflex incontinence is the loss of bladder control due to impaired nerve function.

Functional Incontinence

         Functional incontinence is caused by factors outside the urinary tract, such as chronic impairments of physical and/or cognitive functioning.

Mixed Incontinence

         Mixed incontinence sufferers display more than one type of symptom. The most common form of mixed incontinence is a combination of stress and urge incontinence.

Other Relevant Definitions

Electromyography (EMG)

         The study of muscle activity via the measurement of electrical signals that muscles give off as they contract.

Biofeedback

         The technique of making unconscious or involuntary bodily processes (such as heartbeats or brain waves) perceptible to the senses (using an oscilloscope or other device) in order to manipulate them by conscious mental control.

Biofeedback using Surface Electromyography (sEMG)

         The pelvic floor muscles are assessed with EMG surface vaginal or rectal sensors. The abdominal muscles are also assessed. The sensors are connected to a computer which changes the information into a signal that can be seen on the computer screen in the form of lines or graphs by the clinician and patient. The information received from the biofeedback is used to teach the patient how to make fine adjustments in their muscle activity.

Various Behavioral Programs

         Such as toileting programs, bladder and bowel retraining programs, etc., to help establish a regular schedule for elimination or evacuation.

Behavioral Strategies and Home Programs

         Generalize physiological advancements acquired within each treatment session to the patient's life situation.

Bladder Disorders Secondary to Neurological Disorders

         Stroke, multiple sclerosis, incomplete spinal cord injury, etc.

Urinary Urgency and Frequency

         Feeling of constantly having to urinate and/or urinating small amounts of urine numerous times throughout the day and/or night. (Usually one or two times an hour or more).



Hyperactive or Dyssynergic Sphincters

         Discoordination of the bladder and the urinary sphincters.

Urinalysis and Culture

         Used to check for abnormal ties and/or infection in the urine which can contribute to urinary incontinence.

Bladder Ultrasound

         Used to assist in bladder training and in assessing how well the bladder empties during voiding.

Urodynamics

         Neurologic diagnostic tool that measures the transport, storage and elimination functions of the urinary tract.

Electrical Stimulation

         Application of electrical current to sacral and pudendal afferent nerve fibers via anal and/or intravaginal electrodes to inhibit bladder instability and improve stiated sphincter and levator ani contractility and efficiency. It can also help to identify the location of pelvic floor muscles.

Vaginal Cones

         Weighted cones placed in the vagina to help strengthen the pelvic floor muscles.

Anorectal Manometry

         Insertion of a catheter into the rectum which is connected to a computer to evaluate resting pressures, squeeze pressures, normal responses in the rectum with rectal distention and aid in pelvic floor muscle retraining and defecation.

Rectal Balloons

         Inserted in the rectum to help increase sensation and aid in defecation retraining.

Bowel Dysfunction

Fecal Incontinence

         The involuntary loss of stool.

Disordered Defecation

         Problems evacuating stool usually due to a non-relaxing puborectalis muscle and/or internal or external anal sphincters.

Bowel Disorders Secondary to Neurologic Disorders

         Stroke, Spina Bifida, Multiple Sclerosis, etc.

Other Colon Rectal Disorders

         Imperforated Anus, Hirschbrung's Disease, Irritable Bowel Syndrom, etc.

Pelvic Floor Disorders

Levator Ani Syndrome

         Pain and/or spasm of the levator ani muscle.

Perineal Descent Syndrome

         The pelvic floor is anatomically lower than normal usually due to weak pelvic floor muscles.

Spastic Floor Syndrome

         Pain and spasm of the pelvic floor muscles usually due to weakness or excessive tightness of the pelvic floor muscles.

Pelvic Floor Muscle Exercises

A series of exercises used to help increase pelvic floor muscle strength and endurance.

Current Treatment Options and Their Limitations
-----------------------------------------------

         There are a number of treatment alternatives currently available in the marketplace. Most, however, are either inadequate, too expensive, have adverse side effects, involve health risks, have certain limitations for UI or do not enhance the patient's quality of life. For the minority of UI sufferers that actually seek treatment, gynaecologists, urologists and urogynaecologists usually prescribe a program of therapy that corresponds to the severity of the condition and the physician's familiarity with available treatment methods.

The MedCare Program for Incontinence
------------------------------------

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

Admission to The MedCare Program
--------------------------------

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

Course of Treatment
-------------------

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

Length of Treatment
-------------------

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

Contradictions to Treatment
---------------------------

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

Effectiveness Of EMG Biofeedback
--------------------------------

         The value and effectiveness of neuromuscular reeducation therapy and behavioral techniques has been well documented by many notable and respected researchers. Studies in the various application of biofeedback (EMG) combined with behavioural treatments, similar to those used in the MedCare Program, report a range of 54% to 95% improvement in incontinence across different patient groups. The researchers of one such study4 were able to obtain a mean 82% reduction in stress incontinence and a range of 30% to 100% reduction in urge incontinence. With regard to fecal incontinence with various age groups, including geriatric patients and children with spina bifida, reports5, 6, 7 indicate a range of 66% to 77% using behavioural and neuromuscular re-education techniques.

         A combined analyses of 22 articles that dealt with behavioral techniques in community dwelling adults were reviewed8 by a subcommittee of behavioral experts and then by external reviewers. The number of patients (both male and female) studied in the combined analyses was 887, with an average age of 53 years. The number of baseline incontinent episodes ranged from 4 to 21 per week, per article, with an overall average of 6 per week. Based on the weighted combined data, the average percent reduction in incontinence frequency at the end of treatment was 64.6%, with a

     -------------------------

4 Burgio, KL, Whitehead, WE, & Engel, BT. "Urinary Incontinence in the Elderly: bladder/sphincter biofeedback and toileting skills training." Annals of Internal Medicine, 103, 507- 515: 1985.
5 Engel, BT, Nikoomanesh, P & Shuster, MM. "Operant conditioning in the treatment of fecal incontinence." The New England Journal of Medicine, 290, 646-649: 1974.
6 Whitehead, WE, Burgio, KL & Engel, BT. "Biofeedback treatment of fecal incontinence in geriatric patients." Journal of American Geriatric Society, 33, 320-324: 1985.
7 Wald, A. "Biofeedback for neurogenic fecal incontinence: rectal sensation is a determinant of outcome." Journal of Pediatric Gastroenterology and Nutrition, 2, 302-306: 1983.
8  Urinary  Incontinence  Guideline  Panel.  "Urinary  Incontinence  in  Adults:
Clinical Practice Guidelines." AHCPR Pub 9-2-00388. Rockville, MD: Agency for Health Care Policy & Research; PHS, HHS: March 1992.

95% confidence interval ranging from 58.8% to 70.4%.

         The Company has completed an informal, unpublished study of its own in which 18 subjects with stress, urge or mixed incontinence were chosen. There were 3 males and 15 females, with an average age of 64.6 years and an average of
5.5 incontinent episodes per day. After the treatment program, only 2 out of the 18 displayed any symptoms of incontinence, representing an 89% success rate. The Company plans to complete its first ever national multi-center clinical outcomes study on the use of conservative therapy in the treatment of urinary incontinence. The results of this study will be independently verified and published by leading researchers and investigators.

     Successful application of behavioral treatment and neuromuscular re-education therapy using biofeedback is highly dependent on the knowledge and skill of the health care provider. This very important factor is the principle reason for such a wide percentage range in the studies mentioned above. In contrast, MedCare's protocols are in depth, standardized and comprehensive. All MedCare trained clinicians receive training in every aspect of the treatment program, including familiarity with evaluation techniques, anatomic and physiologic correlates of the different forms and symptoms of bladder dysfunction, instrumentation and behavioral principles that guide the MedCare program for incontinence.

     At MedCare's developmental clinic, a study of randomly selected volunteers was conducted to rate the effectiveness of the program. Eighteen subjects with stress, urge or mixed incontinence were chosen with the approval of their physicians. There were three males and fifteen females, with an average age of
64.6. The results of this study revealed a statistically significant reduction in incontinent episodes in the randomly selected patient population. Before the treatment program began, the subjects had an average of 5.5 incontinent episodes per day. After the treatment program, only 2 out of the 18 patients displayed any symptoms of incontinence -- representing an 89% success rate. A 12 month follow-up revealed no tendency for relapse.

         A study using a large patient population base was conducted by Cheryl Aikey. Out of 200 patients, ranging in age from 17 to 89 years of age, the study revealed an overall improvement rate of 77%. The high success rate of MedCare's program, along with ample positive clinical evidence from other independent researchers, supports the Company's expectations that a conservative approach in treating incontinence will become the preferred treatment choice of all sufferers in the near future. At present, the only hindrance to this conversion of treatment modality (surgery, drugs and diapers being the current modalities of choice) is the ignorance of the patient population and the medical community -- few realize that an alternative treatment program exists at the present time.

Expansion of The MedCare Program
--------------------------------

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

     As of March 6, 1998, the Company had established (as noted with an " * ") or was in the process of opening a total of twenty four (24) MedCare Program sites in the following cities: Norman, OK* (Dr. Michael M. Blue), Winter Park, FL* (Dr. Jake Jacobo), Denver, CO* (Dr. Rueven Rosen), Raleigh, NC* (Dr. Richard
D. Kane), Kankakee, IL* (Dr. Joel Slutsky), Kingwood, TX* (Dr. Robert Rosen), Toledo, OH* (Dr. Gregory Haselhahn), Lake Worth, FL* (Dr. Mark Lieberfarb), Coral Springs, FL* (Dr. Michael Lazzopina), Phoenix, AZ* (Dr. William Crisp), Fremont, CA* (Dr. Scott Kramer), New York, NY (Dr. Robert Gluck), New Rochelle, NY (Dr. Larry Roberts), Roswell, GA (Dr. Omar Eubanks), Baltimore, MD (Dr. Marci Roenneberg), Stanford, CT (Dr. Jon Waxberg), West Orange, NJ (Dr. Yitzhak Berger), Clackamas, OR (Dr. Herbert Tirjer), Dallas, TX (Dr. Brian Feagins), Amherst, OH (Dr. Steven Leslie), Columbus, OH (Dr. Stephen Richards), Alexandria, VA(Dr. A. Roger Weiderhorn), Albany, NY (Dr. B. Orakondy), Mine Hill, NJ (Dr. Marc Colton),

Marketing of The MedCare Program
--------------------------------

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

The Program Management Agreement
--------------------------------

         Each physician or practice ("the Practice") who participates in the MedCare Program signs a Program Management Agreement which defines the terms of the Program by which the physician is bound. The Practice is given exclusive authority and responsibility for professional supervision and judgements required in the diagnosis of patients with Conditions and in the selection and performance of Procedures on the Practice's patients. MedCare provides various support and administrative services and assistance in operating the Program, but is specifically excluded from being a provider or supplier of medical or professional services. The Practice also must give MedCare permission to use his or her name, address, phone number and type of practice in lists of MedCare participants and in written and verbal communications with other practicitioners.

Medcare's Obligations

     Equipment. MedCare agrees to lease to the Practice the Program Equipment, which is selected, installed and maintained by MedCare and available for use by the Practice on a full-time basis as long as he or she is a member of the MedCare Program. MedCare also assists the Practice in procuring all permits and licenses necessary for the installation and operation of the Program Equipment or any items thereof. Medcare agrees, furthermore, to pay all fees, taxes and other charges that may be levied upon MedCare's ownership of the Program Equipment, although its failure to do so does not constitute a default under the agreement. The physician pays all taxes and charges associated with its use of the Program Equipment. The Company also does not have an obligation to provide new or improved Equipment.

         Technologists. The Program Management Agreement provides for the leasing of employees by MedCare to the Practice who are licensed, qualified and trained to operate the Program Equipment under physician supervision and assist the Practice in the operation of the Program. The Practice has the right to approve or disprove of each Technologist provided by MedCare and must supervise all activities of the Technologist. While present at the Location, the Technologist is considered an employee of the Practice and is subject to the Practice's continued approval and works the hours assigned by the Practice. The Technologist's salary and any other benefits, however, are paid by MedCare. If the Practice so desires, the Company will require the Technologist to sign an employment agreement with the Practice.

         Policies and Protocols. MedCare provides the Practice with model clinical and administrative protocols necessary for the Program, subject to the Practice's approval, in the form of a Policies and Procotols Manual. This manual reflects the clinical activities and methods in which the Technologist is trained and prepared to perform under the supervision of the Practice. The Practice, however, has the ultimate responsibility for approving policies and procedures applicable to the Program and the provision of Procedures to patients of the Practice. MedCare assumes responsibility for coordinating the Practice's billing, collection and other reimbursement services related to the Program; however, the Practice is responsible for performing all billing and collection functions and all billing shall be done in the name of the Practice. The Technologist is responsible for maintaining all patient data for reference and development of case histories in a manner consistent with accepted standards and the Practice's policies and procedures. MedCare will also provide the Practice with training, education and information relative to the Program on an ongoing basis.

The Practice's Obligations

         The Practice agrees to engage MedCare on an exclusive basis as manager of the Practice's programs for the diagnosis and treatment of the Conditions using behavioral and biofeedback techniques. The Practice is required to provide, at its own expense, an area of sufficient space for the performance of the Procedures and for the Program Equipment. This Location must be in or adjacent to the offices of the Practice and must be available on a full-time basis for the operation of the Program. All janitorial and other services necessary for the cleaning and maintenance of the Location must be provided by the Practice. The Practice must also supply all usual office and clinic supplies, furnishings and equipment.

     Program Equipment. The Practice must, at its own expense, provide utilities for the installation and ongoing operation of the Program and the Equipment. MedCare will provide information and specifications regarding required utilities. The Practice is not allowed to remove the Equipment from the Location without the prior written consent of MedCare and must not subject the equipment to any levies, liens or encumbrances.

         Procedures. For each Procedure conducted as part of the Program, the Practice shall determine the appropriate intervention and shall provide the Technologist with information regarding the patient relevant to the Procedure to be conducted. The Practice shall be responsible for obtaining informed consent from the patient prior to the performance of any Procedures. The Practice shall be professionally responsible for, and shall supervise, all such Procedures. The Practice shall also be responsible for the administration of other tests, treatments and procedures not provided as part of the Program as deemed necessary or appropriate by the Practice.

         Technologist. The Practice agrees that the Technologist is an asset of MedCare, and that during the term of this Agreement, and for one year thereafter, no proposal of any business relationship with the Technologist, other than pursuant to the Agreement, shall be made, offered or accepted by the Practice without MedCare's written consent. Otherwise, the Practice may control and direct the Technologist assigned to the Practice by MedCare as a common-law employee.

         Group Practice. If the Practice consists of two or more physicians, it is required to warrant that it meets the definition of a "Group Practice" under 42 USC Section 1395nn and any applicable state laws.

Financial Arrangements

         The Practice agrees to pay MedCare a management fee which shall be invoiced monthly by MedCare. Fees not paid on time are subject to a monthly interest charge of no more than 1-1/2 percent multiplied by all amounts past due. The Management fee is a total amount allocated among administration, technologist, billing, intellectual property and equipment costs. Prior to June 1, 1998, MedCare's management fee was calculated as a percent of the practice's charges for the MedCare managed activities of the practice. Effective June 1, 1998, the management fee became a flat rate per encounter. The initial rate is a fixed fee per encounter, with higher rates for certain specialized services.

         The Company does not make any payments to physicians who have the MedCare Program in their offices. The start up costs are expenses related solely to pay for equipment and computer and software owned by the Company ($16,000), expenses related for the recruitment and training of the clinicians ($5,000 - $8,000), and miscellaneous expenses such as installation of telephones, furniture and supplies ($4,000 - $6,000). Since the physician is required to provide office space at no cost, there are no fees, or ongoing fees paid to the physician. Shown below, is an updated and revised listing of average monthly expenses on a per site basis:

         Insurance                          $    650.00
         Ad Agency Labor Costs                       $    250.00
         News Paper Advertising                      $  2,000.00

         Salary for Clinician               $  3,000.00
         Telephone                          $    200.00
         Local Physician Marketing                   $    350.00
         Office Supplies                             $      25.00
         Sales Rep Commission                        $      72.46
         Mileage Allowance - Travel                  $      15.00
         Total Average Monthly Exp:                  $  6,562.46

Term and Termination

         Each Practice Management Agreement is for a period of five years following the Effective Date. The term may be automatically extended for additional five year periods following the expiration of the original term, or following the expiration of each extension period thereafter, unless either the Practice or MedCare notifies the other in writing, within 90 days of the expiration of the applicable period, of its intention to terminate the Agreement. MedCare may terminate for cause if the Practice fails to make payment when due under this Agreement or any other Agreement with MedCare, provided that payment is not made within ten days after notice of such failure has been delivered to the Practice. Either party may terminate the agreement if the other files a petition in bankruptcy, has a receiver, trustee or other court officer appointed, takes advantage of the insolvency laws of any jurisdiction, makes an assignment for the benefit of its creditors or is voluntarily or involuntarily dissolved. Furthermore, either party may request the renegotiation of the terms of this Agreement if any legislative or regulatory change or determination, whether federal or state, would have a significant adverse impact on either party in connection with the performance of this Agreement.

Confidentiality

         The Practice is prohibited from disclosing or discussing any Information with any person except the Practice's representatives for one year after the Information has been initially disclosed to the Practice. The Practice must use the Information solely in connection with the Program and the provision of Procedures to its patients, and is restricted from using the Information in any way that may be deemed detrimental to MedCare. Upon the request of MedCare, the Practice must promptly return all original documents and all reproductions of information in the possession of the Practice. All derivative documents in the possession of the Practice containing or reflecting any Information must be destroyed under the supervision of an authorized officer of the Practice and written certificate of the destruction must be provided to MedCare by the Practice. For the course of this Agreement and for two years after its termination, the Practice and its members, employees, agents, representatives and affiliates are restricted from entering into any joint venture, independent contract or other business relationship with any MedCare employees without the Company's express consent.

Insurance

         The Practice is responsible for all professional liability risks associated with the performance of the Procedures on its patients, including the performance of Procedures by the Technologist under the supervision of a physician member of the Practice. The Practice agrees to maintain professional liability insurance of no less than $1,000,000 aggregate liability per policy year. MedCare agrees to maintain comprehensive general
liability  insurance  covering  MedCare's   responsibilities   pursuant  to  the
Agreement with a limit of liability of no less than $1,000,000 aggregate per policy year, as well as worker's comepnsation insurance covering the Technologist and products liability insurance with a limit of liability of no less than $1,000,000 aggregate per policy year.

Governmental Regulation Issues Concerning the Program Management Agreement

         Under the Company's Program Management Agreement, MedCare is not a provider of health care services. MedCare merely supplies personnel, equipment and proprietary techniques to providers of health care. The physicians or medical groups that contract with MedCare are the providers of services to their own patients. MedCare simply manages the incontinence treatment programs in the physicians offices.

         This management model is analogous to the arrangements employed by many other physician practice management companies, including PhyCor, MedPartners and others. In MedCare's care, only part of the physician's practice is managed. Such partial management arrangements are utilized primarily in conjunction with the provision of ancillary services that require speacialized personnel, equipment, procedures, etc. For example, many physician office laboratories and imaging centers are operated under management agreements with organizations that have speacial expertise in the operation of such services. Like these speacialized managers, MedCare offers a global management package, including equipment, personnel, policies, procedures, reimbursement expertise, etc., necessary to suport a physician's practice in providing a speacialized health care service.

         Under Stark II legislation, physicians are prohibited from referring Medicare or Medicaid eligible patients for designated health services to persons or entities with which the physician has financial relationship. Stark II also prohibits the recipient of the referral from billing Medicare for a designated service furnished pursuant to a prohibited referral. However, Stark II contains several general exceptions to its referral prohibitions The MedCare Program and the Program Management Agreement are designed to allow medical groups and physicians that contract for MedCare's management services to meet the requirements of Stark II's "In-Office Exception". Basically, the InOffice
Exception allows a physician to perform and bill for designated services provided to the physician's own patients in conjunction with the provision of physician services

         However, there are still referral issues relevant to the operation of an incontinence treatment program by a physician or medical group. In particular, these self-referral arrangements are encompassed by the referral prohibitions of the Stark II laws unless there is an applicable exception. The MedCare Program and the Program Management Agreement are designed to allow medical groups and physicians that contract for MedCare's management services to meet the requirements of Stark II's "In-Office Exception".

         The specific features of the MedCare Program and the Program Management Agreement that ensure that the physician or group practice comply with the relevant Stark II requirements follows:

1. In the Program Management Agreement, the physician represents and warrants that if the practice consists of two or more physicians, they meet the definition of a "group practice" for the purpose of Stark II;

2. The Program Management Agreement and the supporting materials clearly state that the physician or group is the responsible provider of incontinence treatment services for all purposes including licensure and reimbursement. The technician leased by the physician from MedCare serves as the physician's employee and works under the direct supervision of the physician. The physician also bills for the incontinence treatment services in the same manner as any other medical or ancilliary services provided by that physician or group practice; and

3. In order to contract with MedCare for management of an incontinence treatment program, a physician or group must secure a physical location that is part of, or adjacent to the physician's or group practice's existing office space.

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

Employees
---------

         At December 31, 1997, the Company employed 17 full time persons. As of March 6, 1998, the Company employed 27 full time persons. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups.

Year 2000 Issues
----------------

         All of the Company's computer systems, including hardware and software, in both corporate and clinical use, utilize the date format specified in the underlying operating system of Windows 95 and, as a result, are fully Year 2000 compliant. The Company's clinical software, the "Myoexerciser," can store dates from year 0 to 9999. As a result, the Company does not anticipate any Year 2000 issues to arise, nor will there be any expenses required in order to resolve Year 2000 issues.

History of the Company
----------------------

         Except for the historical information contained herein, the discussion in this annual report contains certain forward-looking statements that involve risk and uncertainties, including, but not limited to, product and service demand and acceptance, changes in technology, changes in insurance reimbursement, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here.

         The Company, formerly known as Multi-Spectrum Group, Inc., was incorporated under the name Santa Lucia Funding, Inc., in the State of Utah on January 17, 1986, with an authorized capital of 50,000,000 common shares with a par value of $0.001 for the purposes of raising capital in order to seek business opportunities believed to hold potential for profit. On February 8, 1990, the Company adopted a plan of merger with Multi-Spectrum Group, Inc., a Delaware corporation, and Santa Lucia Funding, Inc., a Utah corporation, merged into Santa Lucia Funding, Inc., a Utah corporation, which then changed its name to Multi-Spectrum Group, Inc. The outstanding shares of Multi-Spectrum Group, Inc. were converted into common shares of Santa Lucia Funding, Inc. at the exchange rate of 55,305 shares of Santa Lucia for each common share of Multi-Spectrum then issued and outstanding. In addition, the number of common shares authorized was increased from 50,000,000 to 100,000,000 with the par value remaining at $0.001. On November 13, 1992, the Company issued 8,7722,800 shares of its Common Stock to Group of Five, Inc. in exchange for services rendered.

     The Company was inactive during the period from February 1990 to August 1995, at which point the Company acquired the MedCare program for treating incontinence.

         On August 11, 1995, a reverse split of the common stock by a ratio of one new for 1,200 old was effected, with the par value remaining at $0.001. This reduced the total number of shares issued and outstanding to 58,519. On August 14, 1995, the Company acquired the rights to the MedCare Program, a urinary incontinence procedure, in exchange for 2,000,000 shares of its common stock.
  On August 25, 1995, the Company approved an increase in the authorized capital to 101,000,000 shares of stock, comprised of 100,000,000 common shares with a par value of $0.0001 per share and 1,000,000 preferred shares with a par value of $0.25 per share, and approved a name change to MedCare Technologies, Inc.

         On August 15, 1995, the Company authorized in a Private Placement Memorandum, pursuant to Regulation D, Rule 504, offering 4,200,000 shares of its common stock at a price of $0.15. This offering was conducted in order to raise money for further research and development on the MedCare Program and was broken down as follows: $300,000 for public relations and advertising, $155,000 for market research and development, $45,000 for consulting, $25,000 for miscellaneous expenses and $75,000 as a cash reserve. On September 20, 1995, the offering was completed with all shares being issued for a total value of $630,000, less offering costs of $30,000.

         On October 1, 1995, the Company's wholly owned subsidiary, MedCare Technologies Corporation, acquired 100% of Manon Consulting Ltd., an Alberta, Canada, corporation, for a nominal value from its owners, Diane Nunzianto, a MedCare Technologies, Inc. director and Philip Tolley and Mel Tolley. On December 31, 1995, the Company issued 16,666 shares of its common stock for $50,000 cash and 25,000 shares of its common stock in exchange for consulting services with a value of $75,000. The operations of Manon Consulting were terminated on December 31, 1996.

         The Company offered for sale a Private Placement Memorandum pursuant to Regulation D, Rule 504 which was begun on June 20, 1996 and completed on August 15, 1996. This offering was for 50,000 shares of common stock at $4.75 per share for a total offering of $237,500. The proceeds from this offering were used for equipment purchase, advertising and marketing, and working capital.

         The Company offered for sale a Private Placement Memorandum pursuant to Regulation D, Rule 504 which was begun on November 18, 1996 and completed on December 24, 1996. This offering was for 56,000 shares of common stock at $4.50 per share for a total offering of $252,000. The proceeds from this offering were used for equipment purchases, advertising and marketing and working capital.

         Narinder Thouli, a member of the Board of Directors, resigned on November 1, 1996. He resigned for personal reasons and did not have any disagreements with the Company. On October 4, 1996 a migratory merger was completed changing the Company's domicile from Utah to Delaware.

     During fiscal 1997, the Company issued three private placement memoranda. On February

1, 1997, an offering was begun pursuant to Regulation D, Rule 506 for 176,000 shares of common stock at $6.25 per share for a total offering of $1,100,000. This offering was completed on February 4, 1997. The proceeds were used for working capital and expansion of the MedCare Program.

         The Company offered for sale a Private Placement Memorandum pursuant to Regulation D, Rule 506 on July 7, 1997 for 300,000 shares of common stock at $6.00 per share, plus 300,000 warrants exercisable at $6.00 per warrant until July 7, 2002 for a total offering of $1,800,000. This offering was completed on July 30, 1997 and the proceeds used for working capital and expansion of the MedCare Program.

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

         At this time, the Company also filed a Certificate of Designation with the State of Delaware in conjunction with this offering. This Certificate was approved on July 7, 1997 and designates 1,000 shares of the Company's one million shares of authorized preferred stock to be Series A stock. This stock has been assigned an issue price of $10,000 per share with an eight percent (8%) per annum accretion rate. The rank of this stock has been assigned as being senior to all Common Stock of the Company, junior to any other class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to the Series A Preferred Stock, senior to any class or series of capital stock of the Company hereafter created not specifically ranking by its terms senior to or on par with any Series A Preferred Stock of whatever subdivision, and on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series A Preferred Stock. No dividend rights have been granted to this stock.

         The conversion terms outlined in the Certificate of Designation state that holders of the Series A Preferred Stock can convert their stock on or after a period of no less than four months from the closing date into Common Stock using the formula per share of Series A Preferred Stock:

                                           (.08)(N/365)(10,000) + 10,000
                                                 Conversion Price

The Conversion Price is determined as the lesser of 115% of the average Closing Bid Price for the five trading days ending on June 6, 1997, which is $7.346 or X% of the average Closing Bid Price of the Company's Common Stock for the five trading days immediately preceding the Date of

Conversion, where X is determined as follows:

         # of months between Last Closing
         and Date of Conversion                               "X"
         ----------------------                               ---
         4-6 months                                  90%
         6 months-1 year                                      87.5%
         9 months, 1 day-12 months                            85%
         more than 12 months                         80%

         The Company also has the right to redeem the Series A Preferred Stock upon receipt of Notice of Conversion at a rate of the Stated Value times 1.10 to
1.2 or may redeem the stock at its own election at 115% to 130%, depending on the length of time.

         The Placement Agent and its employees and affiliates were granted a total of 165 Preferred Stock options and 258,302 Common Stock options in conjunction with this offering. These warrants have been issued pursuant to a Placement Agent Agreement between the Company and Swartz Investments, LLC, a Georgia limited liability company, as Placement Agent. According to this agreement, the Placement Agent agreed to find subscribers for the Company's Preferred Stock Series A offering in exchange for a placement fee of 5-1/2% of the aggregate gross subscription proceeds of the offering, a non-accountable expense allowance of 2% of the aggregate gross subscription proceeds, and, if a subscriber exercises a preferred warrant, a fee consisting of 7-1/2% of the aggregate exercise price, as defined in the Preferred Warrant. The Placement Agent Agreement also grants to the Placement Agent three sets of warrants (i) warrants to purchase stock equal to 7-1/2% times the aggregate gross subscription proceeds divided by the Fixed Conversion Price (as defined in the Certificate of Disclosure), (ii) warrants to purchase stock equal to 7-1/2% of the number of Conversion Warrants placed in the offering (as defined in the Subscription Agreement) and (iii) upon the exercise of a Preferred Warrant by a Stockholder, warrants to purchase stock equal to 7-1/2% of the gross proceeds received by the Company upon the exercise of the Preferred Warrant divided by the Exercise Price (as defined in the Preferred Warrant). All three of these warrants are for a period of five years at a fixed conversion price of $7.346 per share, as defined in the Certificate of Disclosure. The Placement Agent Agreement also contains cashless exercise and reset provisions.

         On July 8, 1997, Jeffrey Aronin joined the Company as its President and Chief Operating Officer. He was also elected a Director of the Company. Harmel
S. Rayat, the previous president, remains with the Company in the capacity of Chief Executive Officer and Chairman of the Board.

     On September 17, 1997, Diane Nunziato resigned as a director of the Company and Dr. Jake Jacobo joined the Company as a director. Ms. Nunziato resigned for personal reasons and did not have any disagreements with the Company.

     On November 7, 1997, Mr. Greg Wujek joined the Company as its Vice President of Managed Care.

         The Company has also issued shares pursuant to the following stock option plans:

         1995 Stock Option Plan (500,000 shares exercisable at $3.00 until December 31, 2001)

         1996 Stock Option Plan (300,000 shares exercisable at $4.50 until June 20, 2001)

         1997 Stock Option Plan (200,000 out of 500,000 shares exercisable at $4.50 until November 18, 2001)

         1997 Stock Option Plan (300,000 out of 500,000 shares exercisable at $6.50 until July 1, 2005)


                                  RISK FACTORS


No Market Studies
-----------------

         In formulating its business plan, the Company has relied on the judgment of its officers, directors and consultants. No formal independent market studies concerning the demand for the Company's proposed services have been conducted, nor are any planned. Certain of the Company's outstanding shares and options are currently being registered for resale with the SEC on Form SB-2.
 The effect of the resale of the Securities has not been analyzed for its effect on the operations of the Company, the ability of the Company to obtain funds or financing or the variations in share price do to additional shares being available for resale.

Lack of Operating History
-------------------------

         Although the Company was organized in 1986, it did not become active until 1995 and has been continually developing its Program since that time. Since the Company has not proven the essential elements of profitable operations, investors will be furnishing venture capital to the Company and will bear the risk of complete loss of their investment in the event the Company's business plan is unsuccessful. The Company has only limited experience in managing the clinics and is expanding its operations which may or may not provide profits to the Company. The Company has had no revenues in 1995 or 1996 and only $91,802 in 1997. The Company has also not been profitable, having an accumulated loss of $1,169,693 in 1996, which increased to an accumulated loss of $2,544,727 in 1997.

Resale of Securities May Negatively Affect Funding Attempts
-----------------------------------------------------------

         Some of the Company's securities are currently being registered for resale with the SEC on Form SB-2. The resale of the securities may cause difficulty in the Company obtaining funding which may impede the operations in a negative way. This registration will result in up to 3,576,000 shares of the Company's Common Stock being introduced into the market. This will have the effect of causing a dilution of the share price of the Common Stock. This dilution may cause various potential funders and financiers to not consider the Company or to cause the Company to receive less favorable funding due to the dilution of the market value of the Company. The Shares registered will cause the Company to receive funds as a result of the exercise of the options and warrants at a price less than the current market price of the Common Stock. This will result in downward pressure on the price of the Common Stock. If the price of the Common Stock is reduced some potential financiers will either wait to see what effect the Shares will have on the market or offer funding at rates unacceptable to the Company.

Continued Control by Existing Management
----------------------------------------

         The Company's management currently owns a majority stake in the Company's outstanding Common Stock. Many of the shares of Common Stock will be issued as a result of the exercise of the Options, Warrants and other instruments will provide that management will obtain additional shares in the common stock of the Company. Accordingly, new shareholders will lack an effective vote with respect to the election of directors and other corporate matters.

Dividends
---------

         The Company's Board of Directors presently intends to cause the Company to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves of the Company. Therefore, there can be no assurance that any holder of Common Stock will receive any cash, stock or other dividends on his shares of Common Stock. Future dividends on Common Stock, if any, will depend on future earnings, financing requirements and other factors. Since the time of inception the Company has paid no dividends to shareholders.

Dependance on Executive Officers
--------------------------------

         The  Company  is highly  dependent  on the  services  of its  officers.
Attracting and retaining qualified personnel is critical to the Company's business plan. No assurances can be given that the Company will be able to retain or attract such qualified personnel or agents, or to implement its business plan successfully. Should the Company be unable to attract and retain the qualified personnel necessary, the ability of the Company to implement its business plan successfully would be limited.

Dilution to Shareholders
------------------------

         The securities currently held by investors will be subject to dilution in market value as more securities are available for trading. If all the securities, options, warrants and employee stock options were to be exercised it would result in an additional 3,576,000 shares being brought into the market. These shares will be free trading and will cause the market price of the shares of common stock of the Company to decrease. The Company is in the process of registering these securities for resale. This removes the protection afforded to current shareholders under Rule 144, regarding the issuance and resale of restricted securities. Under that rule securities were required to be held for a period of time and only resold under the provisions of the rule.

Nasdaq Eligibility and Maintenance
----------------------------------

     Under the current rules promulgated by the Securities and Exchange Commission (the "Commission"), for NASDAQ SmallCap listing, a company must have at least $4,000,000 in total assets, at least $2,000,000 in stockholders' equity, and a minimum bid price of $3.00 per share. For continued listing, a company must maintain at least $2,000,000 in total assets, at least $1,000,000 in stockholders' equity and a minimum bid price of $1.00 per share. The Company's Common Stock is expected to be eligible for listing on Nasdaq SmallCap Market. The Company is currently trading on the NASDAQ bulletin board and has made application to be accepted in the SmallCap Market. This application was amended April 14, 1998 and it is hoped the listing will be accepted. If, at any time after issuance, the Company's Common Stock is not listed on NASDAQ, and no other exclusion from the definition of a "penny stock" under the Securities and Exchange Act of 1934, as amended, were available, transactions in the Securities would become subject to the penny stock regulations which impose additional sales practice requirements on broker-dealers who sell securities.

         If, after approval of the Small Cap application, the Company should experience losses from operations, it may be unable to maintain the standards for continued listing and the listed securities could be subject to delisting from NASDAQ Trading, if any, in the listed securities would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the NASDAQ listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Securities.

Risk of Low Priced Stocks
-------------------------

         If the Company's Securities were delisted from NASDAQ, and no other exclusion from the definition of a "penny stock" under applicable Securities and Exchange Commission regulations were available, such Securities would be subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale.

Adverse Effect of Shares Eligible for Future Sale
-------------------------------------------------

         Substantially all of the 6,992,185 outstanding shares of Common Stock of the Company are freely tradeable, without restriction or registration under the Securities Act (other than the sale volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates of the Company). The Company's Directors, Officers and family members of the Officers and Directors are under no lockup letters or other form of restriction on the sale of their securities. Following the registration for resale of certain of the Company's securities, an additional 3,576,000 shares will be available for sale by the affiliates and other persons. This is an estimate of the probable number of shares to be resold. Under the terms of this registration statement, up to 3,576,000 shares may be resold, depending on the various terms and agreements in place and the occurrence of certain contingencies. Any sale of these securities could have a detrimental effect on existing shareholders.

Protection of Proprietary Treatment Program
-------------------------------------------

         The Company's ability to compete and expand effectively will depend, in part, on its ability to develop and maintain certain proprietary aspects of its treatment program for bladder and bowel incontinence and its business and marketing models and strategies. The Company relies on an unpatented proprietary treatment protocol and there can be no assurances that others may not independently develop the same or similar program or otherwise obtain access to the Company's unpatented proprietary protocols. There can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. While certain proprietary aspects of MedCare's clinical and business protocols remain an important part of the business, the Company believes its long term success as a business will depend primarily upon its high quality clinical outcomes and service, continued business development and marketing skills.

Reimbursement and Related Matters
---------------------------------

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

Regulation by Federal and State Government
------------------------------------------

         The business of the Company is heavily regulated at a federal and state level. Legislation relating to the manner in which patients receive treatment is being enacted on a continuous basis. This legislation may have a negative effect on the way the Company does business in ways that cannot be predicted by the Company. This poses a serious risk to the viability of the programs of the Company and whether or not the Company can do business in the future. Should legislation be enacted negative to the programs of the Company it could cause the business of the Company to terminate.

Regulation and Changes in Health Care Programs
----------------------------------------------

         Under the Practice Management Agreement, MedCare is not a provider of health care services. MedCare merely supplies personnel, equipment and proprietary techniques to providers of health care. The physicians or medical groups that contract with MedCare are the providers of services to their own patients. MedCare simply manages the incontinence treatment programs in the physician offices. If properly structured, implemented and operated, these arrangements should not create a referral relationship between the physician and MedCare. If a Practice does not properly implement and operate the MedCare Program, a referral relationship may be inadvertently created which could cause the business of the Company to be terminated.

Regulation and Referral Issues
------------------------------

         There are also referral issues relevant to the operation of an incontinence treatment program by a physician or medical group. A physician makes a self-referral when he or she refers a patient for therapy provided through the physician's incontinence treatment program. In particular, these self-referral arrangements are encompassed by the referral prohibitions of the federal "Stark II" physician referral statute (42 U.S.C. S.1395nn) unless there is an applicable exception. The MedCare Program and the Program Management Agreement are designed to allow medical groups and physicians that contract for MedCare's management services to meet that exception. Again, if a Practice does not properly implement and operate the MedCare Program, a referral relationship may be inadvertently created which could cause the business of the Company to terminate. See "THE PROGRAM MANAGEMENT AGREEMENT -- GOVERNMENTAL REGULATION AND THE PROGRAM MANAGEMENT AGREEMENT."

Going Concern Status
--------------------

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

Nature and Amount of the Company's Securities
---------------------------------------------

     Under the conversion formulas various amounts of shares could be issued depending upon the price of the Company's stock at the time of the exercise of the options and warrants being registered for resale as a part of the Company's Form SB-2. The formula [[(.08)(N/365)(10,000)+10,000] / Conversion Price]
provides that the number of shares of Common Stock issuable for one share of preferred is variable and is dependent upon the Conversion Price (as defined). N is the number of days from the Closing Date, July 8, 1997. The formula for the Conversion Price provides it will be the lesser of $7.346 or 80 to 90% of the average bid price for the five days preceding the conversion. If that price was $1.00 it would result in every preferred share being exchanged for 13,500 shares of Common Stock. The following table indicates various amounts of Common Stock that would be issued assuming 80% or 90% as the X variable and variable average bid prices:

Ave Bid           X%                No of Shares of     Total Common            Total Common Assume
Price                               Common           Assume all exercised       all exercised and all
                                                                                Warrants exercised
1                 80                13,500           2,227,500                  3,341,250
1                 90                12,000           1,980,000                  2,970,000
2.2786            80                5,924            977,573                    1,466,359
3                 80                4,500            742,500                    1,113,750
3                 90                4,000            660,000                    990,000
3.75              80                3,600            594,000                    891,000
3.75              90                3,200            528,000                    792,000
5                 80                2,700            445,500                    668,250
5                 90                2,400            396,000                    594,000
7                 80                1,929            318,285                    477427
7                 90                1,714            282,810                    424,215

         The first column is a listing of the possible share price of the common stock. X% is to indicate the percentage, highest and lowest, that could be applied to the conversion price as indicated in the equation. The number of shares of common stock is the result of the application of the formula
[((.08)(N/365)(10,000) + 10,000)/Conversion Price]. The total common column assumes all warrants and options are exercised and 165 preferred shares are exercised. The final column assumes all preferred options are exercised. This provides that the preferred options are exercised, no 9-12-15 month warrants are available for the second group of preferred shares.

         The Common Stock of the Company has a price range as indicated below under Price Range of Common Stock. The price has not been below $3.75 since 1995. The Company estimated the overage to be 529,650 and felt it was adequate to cover a reduction in the share price. The risk is that if the share price is below the $7.346, additional shares may be required under the terms of the conversion, as indicated in the table. As indicated in the table the share price would have to go below $2.2786 before the amount of shares registered would have to be increased. Management believes the registration of 1,500,000 shares provides enough overallotment shares in the event of falling share price. Furthermore, management has the ability to redeem these shares.

                               EXECUTIVE OFFICERS

Each executive officer is elected to office by the Board of Directors and holds the office until his successor is elected and qualified. The executive officers of the Company are:

HARMEL S. RAYAT (Age 37) Chief Executive Officer and Chairman of the Board. Mr. Rayat is one of the co-developers of the MedCare Program. Mr. Rayat has been in the venture capital industry since 1981 and since January 1993 has been the president of Hartford Capital Corporation, a company which specializes in providing early stage funding and investment banking services to emerging growth corporations. From January 1989 through December 1992 Mr. Rayat was the
President and CEO of K.S. Rayat & Company, an investment banking and venture capital company, where he was responsible for research, due diligence and investment strategy in early stage, start-up venture capital investments. From April 1996 to the present he has been President and CEO of Hartford Capital Management, Inc., an investment management company where he is responsible for researching and making direct equity investment in emerging growth public corporations. Mr. Rayat has been a director of the Company since September 1995, President from June 1996 until

June 1997 and is currently Chief Executive Officer and Chairman. Mr. Rayat is also a director of American Alliance Corporation, a non-reporting company trading on the NASDAQ OTC Bulletin Board.

JEFFREY S. ARONIN (Age 30) President and Chief Operating Officer, Director. Mr. Aronin has extensive experience in the health care industry, with particular expertise in Corporate Development, Sales Management, Health Care Marketing and Managed Health Care. Mr. Aronin joined Carter Wallace, a major pharmaceutical firm, in May of 1989. At Carter Wallace, Mr. Aronin held many positions as he advanced through management in sales marketing and managed care. In September 1995, Mr. Aronin left Carter Wallace to join American Health Products Corporation, where he ran the Marketing division and focused on Marketing and Business Development and made significant contributions toward the growth of AHPC's business. Mr. Aronin joined MedCare Technologies as its President and Chief Operating Officer on July 8, 1997, at which time he also became a member of the Board of Directors of the Company. He holds a degree in marketing and financing, as well as an MBA in management.

VALERIE BOELDT-UMBRIGHT (Age 32) Director of Clinical Services, Director. Mrs. Boeldt-Umbright is a registered nurse, with a Bachelors of Science degree in community health education from Northern Illinois University. With over two years of actual management experience in the day-to-day operation of the Incontinence Clinic in Chicago, Mrs. Boeldt-Umbright has supervised personnel, dealt with insurance and reimbursement matters, marketing and physician interaction and referrals. She has instructed patients in biofeedback for their pelvic floor muscles, established individualized neuromuscular reeducation programs, written new clinical protocols and articles for publication and has worked as a member of a university team to provide excellent care and medical treatment for patients. Ms. Boeldt-Umbright was a nurse insurance examiner in the PMI Division of Equifax Systems from October 1991 to September 1992. From June 1992 to July 1994 she was employed at the Premier Rehabilitation Center of Chicago, where she established a nursing and health education program and was the sole nurse responsible for traumatic brain injury and spinal cord injury clients. At this facility she also established a medication program and bowel/bladder programs, monitored vital signs and dressing changes, and taught inservices, training classes and health care classes for clients and staff. From March 1994 to September 1996 Ms. Boeldt-Umbright was the Manager of Incontinence Control Services. In this position she handled all manager responsibilities, including supervising personnel, insurance claims, marketing and physician interaction and referral, wrote articles for publication and assisted in research. She also explained biofeedback for incontinence and demonsrated techniques to visiting physicians, residents, nurses and fellows. Since March 1996, she has been a director of the Company and Director of Clinical Services. Her responsibilities include the continued development and refinement of the MedCare program and ongoing research, training of all clinicians, writing treatment protocols, training physicians, teaching biofeedback for incontinence, attending advanced conferences and writing articles.

KUNDAN S. RAYAT (Age 69) Director/Secretary. Mr. Rayat has over 45 years of experience as an entrepreneur and owner of a diverse spectrum of businesses, ranging from automotive to heavy construction, on three different continents. Since 1985, Mr. Rayat has primarily devoted his time to venture capital, investing in numerous start up ventures, and provides seasoned senior management advice to emerging market companies as a consultant. He has been a principal of K.S. Rayat & Company from January 1985 through the present, where he has been an early stage venture capital investor in numerous start-up ventures and a consultant to emerging market corporations. Mr. Rayat has been a director and the secretary of the Company since August 1995 and provides seasoned management advise on such matters as growth strategy, finance, marketing strategies and selection of personnel. He is also a director of American Alliance Corporation, a non-reporting company trading on the NASDAQ OTC Bulletin Board. He is the father of Harmel S. Rayat, president of the Company.

MICHAEL M. BLUE, M.D. Director. Dr. Blue is a Board-certified urologist who has practiced general urology for twenty years. He is a member of the American Medical Association, Oklahoma State Medical Association, South Central Urological Association and the American Urological Association. Dr. Blue has been a sole practitioner in private practice for the past twenty years. Dr. Blue joined the Board of Directors of the Company on August 15, 1996 and is responsible for supervising and continuing the development of all medical aspects of the MedCare program, as well as interacting and answering questions from other doctors within the MedCare system.

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


ITEM 2:  PROPERTIES

         The Company's principal office is located at 1515 West 22nd Street, Suite 1210, Oak Brook, Illinois, 60521. This office is 2400 square feet and is subleased for $4800 per month, plus operating expenses of approximately $400 per month, for one year, with an option to renew every year for 5 years. The Company also leases 1,500 square feet of office space located in Vancouver, British Columbia for $2,000 per month, plus operating expenses of approximately $200 per month. This space has been leased for a period of one year, with an option to renew for a second year, and is owned by one of the Company's directors and by the Chairman's wife.

         The Company does not purchase or lease property on behalf of its MedCare Program participants. Instead, the Company typically enters into a "Practice Management Agreement" ("PMA") with a physician, usually a urologist, urogynaecologist or gynaecologist in order to manage the incontinence portion of their practice. The PMA calls for the Company to provide a trained clinician, usually a nurse, electromyography equipment and a comprehensive marketing campaign that would include direct advertising, print, speeches, etc. The physician is required to provide a dedicated examining room, typically 10' x 10' or larger in size, at no charge and for the duration of the PMA, usually for a five year term. Simply stated, the Company's advertising and marketing attracts patients who suffer from urinary incontinence, who are then evaluated by the physician, after which they are treated using the MedCare Program.


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

The conversion terms outlined in the Certificate of Designation state that holders of the Series A Preferred Stock can convert their stock on or after a period of no less than four months from the closing date into Common Stock usingthe formula per share of Series A Preferred Stock:

                                           (.08)(N/365)(10,000) + 10,000
                                                 Conversion Price

The Conversion Price is determined as the lesser of 115% of the average Closing Bid Price for the five trading days ending on June 6, 1997, which is $7.346 or X% of the average Closing Bid Price of the Company's Common Stock for the five trading days immediately preceding the Date of Conversion, where X is determined as follows:

# of months between Last Closing
and Date of Conversion                               "X"
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

HARMEL S. RAYAT (37) Chief Executive Officer and Chairman of the Board. Mr. Rayat is one of the co-developers of the MedCare Program. Mr. Rayat has been in the venture capital industry since 1981 and since January 1993 has been the president of Hartford Capital Corporation, a company which specializes in providing early stage funding and investment banking services to emerging growth corporations. From January 1989 through December 1992 Mr. Rayat was the
President and CEO of K.S. Rayat & Company, an investment banking and venture capital company, where he was responsible for research, due diligence and investment strategy in early stage, start-up venture capital investments. From April 1996 to the present he has been President and CEO of Hartford Capital Management, Inc., an investment management company where he is responsible for researching and making direct equity investment in emerging growth public corporations. Mr. Rayat has been a director of the Company since September 1995, President from June 1996 until June 1997 and is currently Chief Executive Officer and Chairman. Mr. Rayat is also a director of American Alliance Corporation, a non-reporting company trading on the NASDAQ OTC Bulletin Board.


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


Person or Group                                      Number of Shares                   Percent
Harmel S. Rayat                                      2,310,000                          21.9%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Michael Blue                                         119,000                            1.1%
500 East Robinson, Suite 800
Norman, Oklahoma  73071


Valerie Boeldt-Umbright                              155,000                            1.5%
1515 West 22nd Street
Oak Brook, Illinois 60523

Jeff Aronin                                          251,000                            2.4%
1515 West 22nd Street
Oak Brook, Illinois 60523

Queensway Financial Holdings Limited                 891,582                            8.4%
James Alexander Revocable Trust, Beneficial Owner (5.3%)
AIC Mutual Funds, Beneficial Owner (9.4%)
90 Adelaide Street West
Toronto, Ontario M5H 3V9 Canada

Matrix Capital Corp.                                 600,000                            5.7%
Eric Smith, President and sole shareholder
P.O. Box 69, Front Street
Grand Turk, Turks & Caicos Islands

Directors and Officers                               2,834,000                          26.9%
as a group (4 persons)

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


Signature                                    Title                     Date
/s/ Harmel S. Rayat                     Chairman and CEO               6/23/98

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


Clancy  and Co., P.L.L.C.
Phoenix, Arizona
March 2, 1998

       MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (ADevelopment   Stage  Company)   CONSOLIDATED   BALANCE  SHEET
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

         MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (ADevelopment   Stage  Company)   CONSOLIDATED   BALANCE  SHEET
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