Form 10QSB/A
period 1998-03-31
MEDCARE TECHNOLOGIES INC
filed 1998-06-23
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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

Item 1            Financial Statements








                          INDEPENDENT AUDITORS' REPORT


Board of Directors
MedCare Technologies, Inc. and
Subsidiaries
Oak Brook, Illinois 60521

We have audited the accompanying consolidated balance sheet of MedCare Technologies, Inc. and Subsidiaries (A Development Stage Company), (the
Company), as of March 31, 1998, December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1998 and 1997 and for the year-to-date March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the three months then ended and for the year-to-date March 31, 1998 and 1997, in conformity with generally accepted accounting principles.


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 AND
              FOR THE YEAR-TO-DATE THROUGH MARCH 31, 1998 AND 1997



                                For the Three  For the Three   For the Year  For the Year
                                Months Period  Months Period   to Date       to Date
                                Ended March    Ended March     March         March
                                31, 1998       31, 1997        31, 1998      31, 1997
                                ----           -------         -------       -----------

Revenues                        $   227,008    $    37,236     $  227,008    $    37,236


Expenses
   General and Administrative       765,710        197,731        765,710        197,731
                                -----------    -----------     ----------    -----------

Operating Loss                     (538,702)     (160,495)       (538,702)      (160,495)

Other Income (Expense)
   Interest Income                   42,669         1,928          42,669          1,928
   Loss From Discontinued
          Operations                      0             0             0              0
   Gain on Sale of Subsidiary             0             0             0              0
                                -----------    -----------    -----------    -----------
Total Other Income (Expense)         42,669         1,928        42,669          1,928
                                -----------    -----------    -----------    -----------

Net  Loss Available to Common
 Stockholders                   $  (496,033)   $ (158,567)    $(496,033)     $(158,567)
                                ===========    ===========    ===========    ===========

Primary and Fully Diluted Earnings
 Per Common Share and Common Share
 Equivalents                    $     (0.06)   $    (0.02)    $   (0.06)     $   (0.02)
                                ===========    ===========    ===========    ===========

Weighted Number of Common Shares
 Outstanding                      7,734,915     6,530,352     7,734,915      6,530,352
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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 AND
                  FOR THE YEAR-TO-DATE MARCH 31, 1998 AND 1997



                                              For the Three  For the Three  For the Year   For the Year
                                              Months Period  Months Period  to Date        to Date
                                              Ended March    Ended March    March          March
                                              31, 1998       31, 1997       31, 1998       31, 1997
                                              --------       -----------    ----------     -----------

Cash Flows from Operating Activities
   Net Loss                                   $  (496,033)   $(158,576)     $(496,033)     $ (158,567)

 Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operating Activities
 Depreciation and Amortization                      3,385          861          3,385             861
 Contractuals and Adjustments of Accounts
    Receivable                                    114,452            0        114,452               0
Changes in Assets and Liabilities
 (Increase) Decrease in Accounts Receivable      (216,605)       (24,391)    (216,605)        (24,391)
(Increase) Decrease in Prepaid Expenses            62,313         (5,366)      62,313          (5,366)
(Increase) Decrease in Organizational Costs             0             64            0               0
(Increase) Decrease in Security Deposits             (650)             0         (650)              0
Increase (Decrease) in Accounts Payable            46,952         (5,529)      46,952          (5,529)
                                              -----------    -----------    -----------    -----------

                 The accompanying notes are an integral part of
                          these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 AND
                  FOR THE YEAR-TO-DATE MARCH 31, 1998 AND 1997


                                              For the Three  For the Three  For the Year   For the Year
                                              Months Period  Months Period  to Date        to Date
                                              Ended March    Ended March    March          March
                                              31, 1998       31, 1997       31, 1998       31, 1997
                                              --------       -----------    ----------     -----------

       Total Adjustments                            9,847         (34,361)       9,847        (34,361)
                                               ----------      ----------    ----------    ----------
Net Cash Used by Operating Activities            (486,186)       (192,928)   (486,186)       (192,928)

Cash Flows from Investing Activities
      Purchase of Property and Equipment           (8,725)              0        (8,725)            0
                                               ----------      ----------    ----------    ----------
Net Cash Flows from Investing Activities           (8,725)              0        (8,725)            0

Cash Flows from Financing Activities
   Proceeds from Sale of Common Stock           1,281,000       1,187,000     1,281,000     1,187,000
   Net Reduction in Office & Med Equipment              0          11,132             0        11,132
   Advances (Repayments) Notes Payable                  0         (23,135)            0       (23,135)
   Advances (Repayements) To Officers              (1,000)              0        (1,000)            0
                                               ----------      ----------    ----------    ----------












                 The accompanying notes are an integral part of
                          these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 AND
                  FOR THE YEAR-TO-DATE MARCH 31, 1998 AND 1997


                                              For the Three  For the Three  For the Year   For the Year
                                              Months Period  Months Period  to Date        to Date
                                              Ended March    Ended March    March          March
                                              31, 1998       31, 1997       31, 1998       31, 1997
                                              --------       -----------    ----------     -----------

Net Cash Provided by Financing Activities       1,280,000      1,174,997    1,280,000      1,174,997
                                              -----------    -----------    ----------     ----------
Increase (decrease) in Cash and Cash
        Equivalents                               785,089      1,174,997    1,280,000      1,174,997
                                              ===========    ===========    ==========     ==========



                 The accompanying notes are an integral part of
                          these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997






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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997




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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



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


         Dated: June 23, 1998