Form 10QSB/A
period 1998-03-31
MEDCARE TECHNOLOGIES INC
filed 1998-07-20
CIK 1002422

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

Item 1            Financial Statements


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
MedCare Technologies, Inc. and
Subsidiaries
Oak Brook, Illinois 60521

We have audited the accompanying consolidated balance sheet of MedCare Technologies, Inc. and Subsidiaries (A Development Stage Company), (the Company), as of March 31, 1998 and December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1998 and 1997 and for the year-to-date March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1 to the financial statements, the Company is a development stage Company as defined in Financial Accounting Standards Board Statement No.
7. The Company is devoting substantially all of its present efforts in establishing a new business and although planned principal operations have commenced, there have not been any significant revenues.


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


                                                                                                           Loss
                                                                                                           Accumulated
                                                                                                           During the
                                                                                            Additional     Development
                                 Preferred      Stock           Common        Stock         Paid In        Stage
                                 Shares         Amount          Shares        Amount        Capital       (Unaudited)      Total
                                 ------         ------          ------        ------        -------       -----------      -----


Balance, December 31, 1993                0                     $70,222,800   $ 70,223      $ (28,146)    $   (42,027)    $    50
                                                          0
Net Loss Year Ended
    December 31, 1994                                                                                               0           0
                                                                                                          -----------     -------

Balance, December 31, 1994                0               0      70,222,800     70,223        (28,146)        (42,027)         50
Reverse Split 1200:1,
     August 11, 1995                                            (70,164,281)   (70,164)        70,164
Acquisition of MedCare UI
System Assets August 4, 1995                                      2,000,000      2,000         (1,000)                      1,000
Issued Pursuant to a Public                                                                                               630,000
  Offering at $.15 Per Share
  September 20, 1995                                              4,200,000      4,200        625,800
Cost of Offering                                                                              (30,000)                    (30,000)
Issued for Cash at $3.00 Per
    Share, December 31, 1995                                         16,666         17         49,983                      50,000
Issued for Services at $3.00
Per Share, December 31, 1995                                         25,000         25         74,975                      75,000
Net Loss Year Ended
    December 31, 1995                                                                                        (689,713)   (689,713)
                                                                                                              -------     -------

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




                                                                                                        Loss
                                                                                                        Accumulated
                                                                                                        During the
                                                                                        Additional      Development
                                  Preferred      Stock       Common        Stock        Paid In         Stage
                                  Shares         Amount      Shares        Amount       Capital         (Unaudited)      Total
                                  ------         ------      ------        ------       -------         -----------      -----


Net Loss  Year Ended
  December 31, 1996                       0      $    0              0     $     0      $         0     $   (449,236)    $ (449,236)
                                                 ------      ---------     -------        ---------       -----------      --------
Balance, December 31, 1996                0           0      6,445,185       6,445        1,372,631
(1,169,693)     209,383
Recovery of Write Off of
  Excess of Liabilities over
  Assets on Sale of Manon
  Consulting, Ltd.                                                                                           (11,283)       (11,283)
Issuance of Common Stock
  Under 1996 Stock Option
  Plan at $4.50 Per Share
  through December 31, 1997                                     17,000          17           76,483                          76,500
Issuance of Common Stock
Under 1995 Stock Option
Plan at $3.00 Per Share
Through December 31, 1997                                       54,000          54          161,946                         162,000
Issuance of Common Stock
  Under a Private Placement
  Dated March 25, 1997, at
$6.25 Per Share                                                176,000         176        1,099,824                       1,100,000


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




                                                                                                           Loss
                                                                                                           Accumulated
                                                                                                           During the
                                                                                           Additional      Development
                                     Preferred      Stock        Common       Stock        Paid In         Stage
                                     Shares         Amount       Shares       Amount       Capital         (Unaudited)     Total
                                     ---------      ------       ------       ------       ----------      -----------     -----


Issuance of Common Stock                                         18,000
 Under 1995 Stock Option
 Plan at $3.00 Per Share
Through March 31, 1998                       0     $     0                   $    18      $    53,982     $          0   $  54,000
Issuance of Common Stock
  For Warrants Exercised on
  March 31, 1998, at $6.00 Per
  Share                                                         200,000          200        1,199,800                    1,200,000
Converted Preferred Stock to
  Common Stock at $6.45131
  Per Share on January 5, 1998              (3)         (1)       4,851            5               (4)                           0
Converted Preferred Stock to
  Common Stock at $6.51875
  Per Share on January 6, 1998              (3)         (1)       4,803            5               (4)                           0
Periodic Imputed Cost of
  Preferred Stock Issued on
  July 8, 1997, For the Quarter
  Ended March 31, 1998                                                                         32,910          (32,910)          0
Net Loss for the Quarter Ended
  December 31, 1997                    _______      _______    ________       _______        ________         (496,033)   (496,033)
                                                                                                            -----------    ---------
Balance, March 31, 1998                    159    $     39    7,225,839     $  7,226      $ 7,420,992
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

         On July 8, 1997, the Company issued 165 shares of Preferred Stock Series A at $10,000 per share or $1,650,000, less offering costs of $123,750. The Preferred Stock has conversion features that allow for the conversion into 266,747 common shares, at a


                 The accompanying notes are an integral part of
                           these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


         discount range of 10% to 20% from June 20, 1997 through June 20, 1998. Additionally, the Company is recording the periodic imputed cost of the Preferred Stock - Series A from the date of closing of the offering at 8% per annum through December 31, 1997, or $70,521, and for the quarter ended March 31, 1998, or $32,910 .

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

         J. Medcare Program Sites

         The following program site locations and the date of openings area as follows:

         K.       Revenue Recognition

         Revenues are recognized at the time of performance of services. The Company engages in a Program Management Agreement with each Practice, which is defined as a physician or group of physicians, involved on a regular basis in the diagnosis, evaluation and treatment of urinary and rectal incontinence as well as other pelvic dysfunction. The agreements have various expiration dates, typically run for a period of five (5) years, and may be terminated by either party a) without cause upon ninety (90) days prior written notice by either party or b) with cause upon various conditions as set forth in the Agreement.

         Each Practice is responsible for the cost of performing or arranging for the performance of all billing and collections functions related to the Program. Each practice agrees to pay, during the term of its
         Agreement, a percentage of the gross billings, less contractual adjustments, for the procedures and services performed. The percentage varies from eighty (80%) to ninety (90%) percent. In addition, the Practice agrees to pay the cost of any supplies purchased by the Practice from MedCare. MedCare's program is a cost effective, non-drug, non-surgical and non-invasive system for the care and treatment of patients suffering from bladder control problems or urinary incontinence. The treatment is covered by Medicare and most insurance carriers.

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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


                              1996        1995
                          --------    --------

Equipment, Net               7,203      11,132
Other Assets                    64         138
                          --------    --------
                             8,054    $ 11,803
                          ========    ========
Current Liabilities       $ 23,825    $ 24,405
Common Stock                     7           7
 Deficit                   (15,778)    (12,609)
                          --------    --------
                          $  8,054    $ 11,803
                          ========    ========


Expenses                    11,287       3,049
                          --------    --------
Net Loss                  $ (3,169)   $ (1,320)
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