Form 10QSB
period 1998-06-30
MEDCARE TECHNOLOGIES INC
filed 1998-08-14
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


        X              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
---------------
                       SECURITIES EXCHANGE ACT OF 1934

                       For quarterly period ended June 30, 1998

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to __________

Commission file number:             0-28790


                           MEDCARE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)



DELAWARE                                                    87-0429962 B
--------                                                    ------------
State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identifacation No.)

Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois     60523
-------------------------------------------------------     -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (630) 472-5300
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

                                                          Yes __X__ No _____



The number of shares of the Registrant's Common Stock, $0.001 par value, as of June 30th, 1998: 7,250,370.

                           MEDCARE TECHNOLOGIES, INC.
                     FORM 10-Q, QUARTER ENDED JUNE 30, 1998

INDEX

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

Consolidated Balance Sheet at June 30, 1998 . . . . . . . . . . . . . .F-1 - F-2

Consolidated Statement of Operations For The Quarter Ended
             June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statement of Cash Flows For The Quarter Ended
             June 30, 1998. . . . . . . .  . . . . . . . . . . . . . . F-4 - F-5

Notes to Interim Consolidated Financial Statements . . . . . . . . . .. .   F- 6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2            Managment's Discussion and Analysis or
                  Plan of Operations . . . . . . . . . . . . . . . . .. . . . 11

PART II           OTHER INFORMATION

Item 1            Legal Proceedings...........................................13

Item 2            Changes in Securities.......................................13

Item 3            Defaults Upon Senior Securities............................ 13

Item 4            Submission of Matters to a Vote of Security Holders.........14

Item 5            Other Information...........................................14

Item 6            Exhibits and Reports on Form 8-K............................14

                  Signature Page..............................................14

Item 1            Financial Statements

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS
                                          JUNE 30, 1998         DECEMBER 31, 1997
Current Assets

   Cash                                    $     3,791,743       $     3,440,791

   Accounts Receivable                             114,932                47,286

   Prepaid Expenses                                      0                62,313
                                                         -                ------

Total Current Assets                             3,906,675             3,550,390

Property and Equipment, Net                         60,473                33,526

Other Assets

   Intangible Assets-The MedCare Program, Net of
   Accumulated Amortization of $34 and $0 for June 30,
   1998 and December 31, 1997                          966                 1,000

   Security Deposits                                 2,250                 1,500
                                                     -----                 -----

Total Other Assets                                   3,216                 2,500
                                                     -----                 -----

Total  Assets                              $     3,970,364       $     3,586,416
                                                 =========             =========


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          JUNE 30, 1998        DECEMBER 31, 1997

Current Liabilities

 Accounts Payable and Other Accrued Liabilities           $      46,414        $         15,796

 Notes Payable, Related Party                                         0                   1,000
                                                                       -                   -----

Total Current Liabilities                                         46,414                  16,796

Commitments and Contingencies                                          0                       0

Stockholders' Equity

   Preferred Stock: $.25 Par Value, Authorized 1,000,000;
   Issued and Outstanding, 159 and 165 Convertible Series A
   Shares at June 30, 1998 and December 31, 1997                      39                      41

   Common Stock: $0.001 Par Value,  Authorized
   100,000,000; Issued and Outstanding, 7,250,023 Shares
   at June 30, 1998 and 6,992,185 at December 31, 1997             7,250                   6,992

   Additional Paid In Capital                                  7,420,969               6,284,505

   Loss Accumulated During The Development Stage              (3,504,308)             (2,721,918)
                                                              -----------             ----------

Total Stockholders' Equity                                     3,923,950               3,569,620
                                                               ---------               ---------

Total Liabilities and Stockholders' Equity                 $   3,970,364        $      3,586,416
                                                               =========               =========

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND
             FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1998 AND 1997

                                             For the Three       For the Three     For the Six      For the Six
                                             Months Period       Months Period     Months Period    Months Period
                                             Ended June          Ended June        Ended June       Ended June
                                             30, 1998            30, 1997          30, 1998         30, 1997
                                             --------            --------          --------         --------

Revenues                                     $     151,815       $   10,573        $   378,823      $   47,809

Expenses

   General and Administrative                      490,629          333,513          1,256,341         531,241
                                                   -------          -------          ---------         -------

Operating Loss                                    (338,814)        (322,940)          (877,518)       (483,432)

Other Income (Expense)

   Interest Income                                  52,459           11,029             95,128          12,957
                                                    ------           ------             ------          ------


Net Loss Available to Common
  Stockholders                               $    (286,355)      $ (311,911)       $  (782,390)     $ (470,475)

Earnings Per Common Share and Common
  Share Equivalents                          $       (0.04)      $     (.05)       $     (0.10)     $     (.07)

Weighted Number of Common Shares
  Outstanding                                    7,899,324        6,238,220          7,889,324       6,721,071

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1998 AND 1997

                                                                          For the Six         For the Six
                                                                          Months Period       Months Period
                                                                          Ended June          Ended June
                                                                          30, 1998            30, 1997





                                                                          --------            --------

Cash Flows from Operating Activities

   Net Loss                                                               $  (782,390)       $   (470,475)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating
  Activities

     Depreciation and Amortization                                              7,902                 861

     Changes in Assets and Liabilities

       (Increase) Decrease in Accounts Receivable                             (67,646)            (52,789)

       (Increase) Decrease in Prepaid Expenses                                 62,313               1,513

       (Increase) Decrease in Organizational Costs                                  0                  64

       (Increase) Decrease in Security Deposits                                  (750)                  0

        Increase (Decrease) in Accounts Payable                                30,618              26,192
                                                                               ------              ------

        Total Adjustments                                                      32,437             (24,159)
                                                                               ------             --------

Net Cash Used by Operating Activities                                        (749,953)           (494,634)

Cash Flows from Investing Activities

   Purchase of Property and Equipment                                         (34,815)                  0
                                                                              --------                  -

Net Cash Flows from Investing Activities                                      (34,815)                  0
                                                                              -------                   -
Cash Flows from Financing Activities

   Proceeds from Sale of Common Stock                                       1,136,720           1,210,250

   Net Reduction in Office & Med Equipment                                          0                 839

   Advances (Repayments) Notes Payable                                              0              12,500

   Advances (Repayements) To Officers                                          (1,000)                  0
                                                                               ------                   -





Net Cash Provided by Financing Activities                                   1,135,720           1,200,454
                                                                            ---------           ---------

Increase (decrease) in Cash and Cash Equivalents                              350,952             705,820

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1998 AND 1997

                                                                          For the Six         For the Six
                                                                          Months Period       Months Period
                                                                          Ended June          Ended June
                                                                          30, 1998            30, 1997
                                                                          --------            --------



Cash and Cash Equivalents, Beginning of Year                                3,440,791             220,562
                                                                            ---------             -------

Cash and Cash Equivalents, End of Year                                    $ 3,791,743         $   926,382
                                                                          ===========         ===========

Supplemental Information:
Cash paid for:

  Interest                                                                $         0         $         0
                                                                                    =                   =

  Income taxes                                                            $         0         $         0
                                                                                    =                   =

Supplemental Non Cash Financing Transactions

8,990 Common Shares Were Issued in Exchange for Warrants Exercised
 Duirng the Quarter                                                       $         9         $         0
                                                                                    =                   =

6,000 Common Shares Were Issued for Services During the Quarter           $    34,500         $
0
                                                                               ======                   =





1194 Common Shares Were Issue to Correct a Prior Year Error               $    7,500          $         0
                                                                               =====                    =

                           MEDCARE TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three months period ended June 30, 1998 and for the six months period ended June 30, 1998 and the statement of cash flows for the six months period ended June 30, 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the CompanyAEs 1997 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes there to incorporated by reference in the CompanyAEs 1997 Annual Report on Form 10-K.
                                      F-6

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which would, could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10Q and 8-K filed with the Securities and Exchange Commission.

Overview
--------

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

The MedCare Program is available through the practices of physicians (urologist, urogynecologist, gastroenterologist, and/or colon rectal surgeon), either in a private office, clinic, or a hospital setting. As of June 30th, 1998, the Company had 18 MedCare Program sites established, and was in the process of opening an additional 16 MedCare Program sites in various parts of the country. In order to prepare for MedCare's expansion phase the company transitioned away from Solo Physician Practices to Multi Physician Practices, which typically offers a larger patient base, greater referral network and greater Managed Care influence.

The Company plans to devote the majority of its resources to establishing new MedCare Program sites, in operating existing centres, and in developing new business models for the introduction of the MedCare Program into new markets, such as nursing homes and other institutions, and possibly foreign countries.

Results of Operations
---------------------

The Company had revenues of $151,815 for the three-month period ending June 30th, 1998 compared to $10,573 for the three-month period ending June 30th, 1997. Since the Company transitioned from Solo Physician Practices to Multi Physician Practice offices, 17 of the 19 centers operating, as of June 30th 1998, had been in 1998. Due to the early stage nature of each office the majority of the Company's first quarter revenues were generated by the early established sites. Each site generates revenue through patient visits, which come from referrals and direct to consumer education. The Company expects modest revenues from all newly opened sites during the first 12 months of operations. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operation in the near future. During the next several years, the Company expects to derive the majority of its potential revenues from the opening of new MedCare Program centres in the United States, and possible abroad.

For the three-month period ending June 30th, 1998, the Company's general and administrative expenses increased to $490,629 compared to $333,513 for the corresponding period in 1997. The 1998 amount represents an increase of 147% due primarily to the hiring of additional management and nursing staff, greater advertising and marketing expenses, increased expenses related to financial public relations, building processes and protocols to support future growth.

The Company's net loss was $338,814, or $0.04 per share, for the first quarter of 1998 compared to a net loss of $333,513 or $0.05 per share, for the corresponding period in 1997. This increase was primarily due to the increase in general and administrative costs described above.

Liquidity and Capital Resources
-------------------------------

As of June 30th, 1998, the Company's cash balance was $3,791,743 compared to $3,440,791 as of June 30th, 1997. The Company has financed its operations primarily through the exercise of Stock Options and Share Purchase Warrants from a previous private placement.

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


                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1            Legal Proceedings

None

Item 2            Changes in Securities

As detailed in the financial statements, the Company issued 6,000 common shares in exchange for services, issued 8,990 common shares via a cashless exercise option for the exercise of share purchase warrants from a previous private placement, issued 8,000 common shares for the exercise of stock options ranging in prices from $3.00 to $4.50 per share, and converted 165 Series A Preferred Warrants into 165 Series A Preferred Shares. The total common shares issued during the three month period ending June 30, 1998 was 22,990 shares.

Item 3            Defaults Upon Senior Securities

None

Item 4            Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on June 1, 1998. At this meeting, the shareholders voted to adopt the Company's 1998 and 1999 Stock Option Plans for 500,000 and 200,000 shares of common stock, respectively.

Item 6            Other Information

None

Item 6            Exhibits and Reports on Form 8-K

None

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MEDCARE TECHNOLOGIES, INC.


                                                     /s/ Jeffrey S. Aronin
                                                     ---------------------
                                                     Jeffrey S. Aronin
                                                     President

Dated: August 14, 1998