Form 10QSB/A
period 1998-06-30
MEDCARE TECHNOLOGIES INC
filed 1998-08-17
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


        X              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
---------------
                       SECURITIES EXCHANGE ACT OF 1934

                       For quarterly period ended June 30, 1998

---------              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from _____ to _______

Commission file number:  0-28790


                           MEDCARE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)



DELAWARE                                            87-0429962 B
--------                                            ------------
(State or other                                     (IRS Employer
jurisdiction of                                     Identification No.)
incorporation  or
organization)

Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois       605232
-------------------------------------------------------       ------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (630) 472-5300
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

INDEX

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

Consolidated Balance Sheet at June 30, 1998 . . . . . . . . . . . . . F-1 - F-2

Consolidated Statement of Operations For The Quarter Ended
    June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statement of Cash Flows For The Quarter Ended
    June 30, 1998. . . . . . . .  . . . . . . . . . . . . . . . . .   F-4 - F-5

Notes to Interim Consolidated Financial Statements . . . . . . . . .  F- 6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2    Managment's Discussion and Analysis or
             Plan of Operations . . . . . . . . . . . . . . . . . . . 11

PART II   OTHER INFORMATION

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 12

Item 2    Changes in Securities . . . . . . . . . . . . . . . . . . . 12

Item 3    Defaults Upon Senior Securities . . . . . . . . . . . . . . 12

Item 4    Submission of Matters to a Vote of Security Holders . . . . 13

Item 5    Other Information . . . . . . . . . . . . . . . . . . . . . 13

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 13

          Signature Page . . . . . . . . . . . . . . . . . . . . . .  13

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

The MedCare Program is available through the practices of physicians (urologist, urogynecologist, gastroenterologist, and/or colon rectal surgeon), either in a private office, clinic, or a hospital setting. As of June 30th, 1998, the Company had 19 MedCare Program sites established, and was in the process of opening an additional 16 MedCare Program sites in various parts of the country. In order to prepare for MedCare's expansion phase the company transitioned away from Solo Physician Practices to Multi Physician Practices, which typically offers a larger patient base, greater referral network and greater Managed Care influence.

The Company plans to devote the majority of its resources to establishing new MedCare Program sites, in operating existing centers, and in developing new business models for the introduction of the MedCare Program into new markets, such as nursing homes and other institutions, and possibly foreign countries.

Results of Operations
---------------------

The Company had revenues of $151,815 for the three-month period ending June 30th, 1998 compared to $10,573 for the three-month period ending June 30th, 1997. Since the Company transitioned from Solo Physician Practices to Multi Physician Practice offices, 17 of the 19 centers operating, as of June 30th 1998, had just recently opened in 1998. Due to the early stage nature of each office the majority of the Company's first quarter revenues were generated by the early established sites. Each site generates revenue through patient visits, which come from referrals and direct to consumer education. The Company expects modest revenues from all newly opened sites during the first 12 months of operations. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operation in the immediate future. During the next several years, the Company expects to derive the majority of its potential revenues from the opening of new MedCare Program centers in the United States, and possible abroad.

For the three-month period ending June 30th, 1998, the Company's general and administrative expenses increased to $490,629 compared to $333,513 for the corresponding period in 1997. The 1998 amount represents an increase of 147% due primarily to the hiring of additional management and nursing staff, greater advertising and marketing expenses, increased expenses related to financial public relations and building processes and protocols to support future growth.

The Company's net loss was $338,814, or $0.04 per share, for the first quarter of 1998 compared to a net loss of $322,940 or $0.05 per share, for the corresponding period in 1997. This increase was primarily due to the increase in general and administrative costs described above.

Liquidity and Capital Resources
-------------------------------

As of June 30th, 1998, the Company's cash balance was $3,791,743 compared to $3,440,791 as of June 30th, 1997. The Company has financed its operations primarily through the exercise of Stock Options and Share Purchase Warrants from a previous private placement.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate current and future MedCare Program locations, recruiting and training qualified management and clinical personnel, competing against any potential technological advances in the treatment of urinary incontinence and other afflictions of the pelvic floor area, and the Company's ability to compete against other better capitalized corporations who offer alternative or similar treatment options for urinary incontinence and other afflictions of the pelvic floor area.

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


                          PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
------    -----------------

None

Item 2    Changes in Securities
------    ---------------------

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

Item 3    Defaults Upon Senior Securities
------    -------------------------------

None

Item 4    Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

         The Company's Annual Meeting of Shareholders was held on June 1, 1998. At this meeting, the shareholders voted to adopt the Company's 1998 and 1999 Stock Option Plans for 500,000 and 200,000 shares of common stock, respectively.

Item 6    Other Information
------    -----------------

None

Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

None

Signature Page
--------------

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