Form 10KSB/A
period 1997-12-31
MEDCARE TECHNOLOGIES INC
filed 1998-08-19
CIK 1002422

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

Medcare's Obligations
---------------------

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

The Practice's Obligations
--------------------------

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

Financial Arrangements
----------------------

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

Term and Termination
--------------------

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

Confidentiality
---------------

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

Insurance
---------

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

Governmental Regulation Issues Concerning the Program Management Agreement
--------------------------------------------------------------------------

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

Competitive Treatment Options for UI
------------------------------------

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


Signature                                    Title                     Date
/s/ Harmel S. Rayat                     Chairman and CEO               8/19/98

                                 C O N T E N T S

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheet at December 31, 1997 and 1996. . . . . . . .  F-2 F-3

Consolidated Statement of Operations  for the Years Ended December 31, 1997,
    1996 and 1995 and for the Period From
    Inception (January 17, 1986) Through December 31, 1997. . . . . . . . .  F-4

Consolidated Statement of Stockholders' Equity from Inception (January 17, 1986) Through December 31, 1997 . . . F-5 F-10

Consolidated Statement of Cash Flows for the Years Ended  December 31, 1997,
    1996 and 1995 and for the Period From
    Inception (January 17, 1986) Through December 31, 1997 . . . . . . F-11 F-12

Notes to the Consolidated Financial Statements . . . . . . . . . . . . F-13 F-21

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
MedCare Technologies, Inc. and
Subsidiaries
Oak Brook, Illinois 60521

We have audited the accompanying consolidated balance sheet of MedCare Technologies, Inc. and Subsidiaries (A Development Stage Company), (the Company), as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the each of the three years in the period ended December 31, 1997, and from inception (January 17, 1986) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for the each of the three years int the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company is a development stage Company as defined in Financial Accounting Standard Board No. 7. The Company is devoting substantially all of its present efforts in establishing a new business and although planned principal operations have commenced, there have not been any significant revenues.


Clancy  and Co., P.L.L.C.
Phoenix, Arizona
March 2, 1998

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET DECEMBER
                                31, 1997 AND 1996



                                      ASSETS

                                                                                     1997         1996
                                                                                     ----         ----
Current Assets
   Cash                                                                              $3,440,791   $  219,775
   Accounts Receivable - Trade                                                           47,286        7,351
   Prepaid Expenses                                                                      63,813       29,117
                                                                                     ----------   ----------
   Total Current Assets                                                               3,551,890      256,243

Property and Equipment
   Office Equipment                                                                      21,069        5,274
   Medical Equipment                                                                     29,799       11,953
                                                                                     ----------   ----------
                                                                                         50,868       17,227
   Less Accumulated Depreciation                                                         17,342        7,796
                                                                                     ----------   ----------
   Net Book Value                                                                        33,526        9,431

Other Assets
   Intangible Assets - The MedCare Program  (Note 3)                                      1,000        1,000
                                                                                     ----------   ----------
   Total Other Assets                                                                     1,000        1,000
                                                                                     ----------   ----------

Total  Assets                                                                        $3,586,416   $  266,674
                                                                                     ==========   ==========


     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET DECEMBER
                                31, 1997 AND 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     1997           1996
                                                                                     ----           ----
Current Liabilities
   Accounts Payable and Other Accrued Liabilities                                    $    15,796    $    19,791
   Notes Payable - Related Parties                                                         1,000         25,000
   Notes Payable - Officers                                                                    0         12,500
                                                                                     -----------    -----------
   Total Current Liabilities                                                              16,796         57,291

Stockholders' Equity
    Preferred Stock: $.25 Par Value, Authorized 1,000,000; Issued
      and Outstanding, 165 Convertible Series A Shares  at
      December 31, 1997 and None at December 31, 1996                                         41              0

    Common Stock: $0.001 Par Value,  Authorized 100,000,000;
      Issued and Outstanding, 6,992,185 Shares at December 31,
      1997 and 6,445,185 at December 31, 1996                                              6,992          6,445

    Additional Paid In Capital                                                         6,284,505      1,372,631

    Loss Accumulated During The Development Stage                                     (2,721,918)    (1,169,693)
                                                                                     -----------    -----------
Total Stockholders' Equity                                                             3,569,620        209,383
                                                                                       =========        =======



    The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1997 1996, AND 1995, AND
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                            THROUGH DECEMBER 31, 1997

                                                                                            Loss
                                                                                            Accumulated
                                                                                            During The
                                                Year ended     Year ended     Year Ended    Development
                                                December       December       December      Stage
                                                31, 1997       31, 1996       31, 1995      (Unaudited)

Revenues                                       $    91,802     $              $             $    91,802

Expenses
   General and Administrative                    1,515,459        452,037        689,713      2,699,236
                                                -----------    -----------    -----------    -------------
Operating Loss                                  (1,423,657)      (452,037)      (689,713)    (2,607,434)

Other Income (Expense)
   Interest Income                                 119,146          2,801              0        121,947
   Loss From Discontinued Operations                (4,489)             0              0         (4,489)
   Gain on Sale of Subsidiary                       15,770              0         15,770
                                                -----------    -----------    -------------   ------------
Total Other Income (Expense)                       130,427          2,801        133,228
                                                -----------    -----------    -------------   ------------

Net  Loss                                       (1,293,230)      (449,236)      (689,713)    (2,474,206)

Less:  Preferred Deemed Dividends                 (247,712)             0              0       (247,712)
                                                -----------    -----------    -----------    -------------

Net Loss Available to Common
  Stockholders                                 $(1,540,942)    $ (449,236)    $ (689,713)   $(2,721,918)
                                                ===========    ===========    ===========    =============

Earnings Per Common Share and
Common Share Equivalents                       $     (0.21)    $    (0.08)    $    (0.35)   $     (0.37)
                                                ===========    ===========    ===========    =============

Weighted Number of Common
Shares Outstanding                               7,447,037      5,884,019      1,992,294      7,447,037
                                                ===========    ===========    ===========    =============


     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                            THROUGH DECEMBER 31, 1997


                                                                                                    Loss
                                                                                                    Accumulated
                                                                                                    During the
                                                                                       Additional   Development
                                     Preferred Stock           Common Stock            Paid In      Stage
                                     Shares    Amount      Shares         Amount       Capital      (Unaudited)   Total
                                     ------    ------      ------         ------       -------      ---------     -----
Balance, January 17, 1986                 0    $    0              0      $      0     $            $             $     0

Issued to Officers and Directors
  at $.002 Per Share                                       2,500,000         2,500        2,500                      5,000

Issued Pursuant to Public
  Offering at $.01                                         3,645,000         3,645       32,805                     36,450

Cost of Offering                                                                         (7,946)                    (7,946)

Net Loss from Inception on
 January 17, 1986 Through
 December 31, 1987                        0                                                             (316)         (316)
                                          -                                                             -----         ----

Balance, December 31, 1987                0         0      6,145,000         6,145       27,359         (316)       33,188

Escrow Fee for Public Offering                                                             (200)                      (200)

Net Loss Year Ended
  December 31, 1988                                                                                   (1,030)       (1,030)
                                                                                                      ------        ------
Balance, December 31, 1988                0         0      6,145,000         6,145       27,159       (1,346)       31,958

Net Loss Year Ended
   December 31, 1989                                                                                 (21,707)      (21,707)
                                                                                                     -------       -------

Balance, December 31, 1989                0         0      6,145,000         6,145       27,159      (23,053)       10,251


     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                            THROUGH DECEMBER 31, 1997

                                                                                                       Loss
                                                                                                       Accumulated
                                                                                                       During the
                                                                                          Additional   Development
                                 Preferred Stock                  Common Stock            Paid In      Stage
                             Shares          Amount          Shares          Amount       Capital      (Unaudited)   Total
                             ------          ------          ------          ------       -------      ---------     -----
Issuance of Stock  in
 Accordance with Plan of
 Merger with Multi-
 Spectrum Group, Inc.
 February 28, 1990                           $               55,305,000      $    55,305  $  (55,305)  $             $         0

Net Loss Year Ended
 December 31, 1990 -
 Unaudited                                                                                                (10,201)       (10,201)
                                                                                                          -------        -------

Balance, December 31, 1990              0               0    61,450,000           61,450     (28,146)     (33,254)            50

Net Loss Year Ended
 December 31, 1991 -
 Unaudited                                                                                                      0              0
                                                                                                                -              -

Balance, December 31, 1991              0               0    61,450,000           61,450     (28,146)     (33,254)            50

Issued to Group Five, Inc.
 November 13, 1992                                            8,772,800            8,773           0                        8773

Net Loss Year Ended
 December 31, 1992 -
 Unaudited                              0               0                                                  (8,773)        (8,773)
                                        -               -                                                   ------         ------

Balance, December 31, 1992              0               0    70,222,800           70,223     (28,146)     (42,027)            50

Net Loss Year Ended
 December 31, 1993                                                                                              0              0
                                                                                                                -              -

     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                            THROUGH DECEMBER 31, 1997

                                                                                                       Loss
                                                                                                       Accumulated
                                                                                                       During the
                                                                                          Additional   Development
                                 Preferred Stock                  Common Stock            Paid In      Stage
                             Shares          Amount          Shares          Amount       Capital      (Unaudited)   Total
                             ------          ------          ------          ------       -------      ---------     -----

Balance, December 31, 1993        0               0           70,222,800       70,223      (28,146)      (42,027)           50

Net Loss Year Ended
  December 31, 1994                          $                               $            $            $       0
                                              ------          ----------       ------      --------      --------

Balance, December 31, 1994        0          $    0           70,222,800       70,223      (28,146)      (42,027)           50

Reverse Split 1200:1,
 August 11, 1995                                             (70,164,281)     (70,164)      70,164

Acquisition of MedCare UI
 System Assets August 4, 1995                                  2,000,000        2,000       (1,000)        1,000

Issued Pursuant to a Public
 Offering at $.15 Per Share
 September 20, 1995                                            4,200,000        4,200      625,800       630,000

Cost of Offering                                                                           (30,000)      (30,000)

Issued for Cash at $3.00 Per
 Share, December 31, 1995                                         16,666           17       49,983        50,000

Issued for Services at $3.00 Per
 Share, December 31, 1995                                         25,000           25       74,975        75,000

Net Loss Year Ended
 December 31, 1995                                                                                      (689,713)     (689,713)
                                                                                                        --------      --------



     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                            THROUGH DECEMBER 31, 1997

                                                                                                       Loss
                                                                                                       Accumulated
                                                                                                       During the
                                                                                          Additional   Development
                                 Preferred Stock                  Common Stock            Paid In      Stage
                                 Shares      Amount          Shares          Amount       Capital      (Unaudited)   Total
                                 ------      ------          ------          ------       -------      ---------     -----
Balance, December 31, 1995             0     $    0          6,300,185       $  6,301     $ 761,776    $ (731,740)   $  36,337

Issuance of Common Stock
 Under 1995 Stock Option Plan
 at $3.00 Per Share During 1996                                 36,000             36       107,964                    108,000

Issuance of Common Stock
 Under 1996 Stock Option Plan
 at $4.50 Per Share During 1996                                  3,000              3        13,497                     13,500

Issuance of Common Stock
 Under Private Placement at
 $4.75 Per Share Dated
 June 22, 1996                                                  50,000             50       237,450                    237,500

Issuance of Common Stock
 Under Private Placement at
 $4.50 Per Share Dated
 November 18, 1996                                              56,000             56       251,944                    252,000

Write Off of Excess of
 Liabilities over Assets on
 Purchase of Manon
 Consulting, Ltd.                                                                            11,283                     11,283


     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                            THROUGH DECEMBER 31, 1997

                                                                                                       Loss
                                                                                                       Accumulated
                                                                                                       During the
                                                                                          Additional   Development
                                 Preferred Stock                  Common Stock            Paid In      Stage
                                 Shares      Amount          Shares          Amount       Capital      (Unaudited)   Total
                                 ------      ------          ------          ------       -------      ---------     -----
Net Loss Year Ended
  December 31, 1996                                                                                        (449,236)    (449,236)
                                                                                                           --------     --------

Balance, December 31, 1996            0      $     0         6,445,185       $ 6,445      $ 1,372,631  $ (1,169,693) $   209,383

Recovery of Write Off of Excess
 of Liabilities over Assets on
 Sale of Manon Consulting, Ltd.                                                                             (11,283)     (11,283)

Issuance of Common Stock Under
 1996 Stock Option Plan at
 $4.50 Per Share through
 December 31, 1997                                              17,000            17           76,483                     76,500

Issuance of Common Stock Under
 1995 Stock Option Plan at
 $3.00 Per Share Through
 December 31, 1997                                              54,000            54          161,946                    162,000

Issuance of Common Stock Under
 a Private Placement Dated
 March 25, 1997                                                176,000            176       1,099,824                  1,100,000

Issuance of Preferred Stock
 Under a Private Placement
 Dated July 8, 1997                 165           41                                        1,649,959                  1,650,000

Less cost of Private Placement                                                               (123,750)                  (123,750)


     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (JANUARY 17, 1986)
                            THROUGH DECEMBER 31, 1997

                                                                                                       Loss
                                                                                                       Accumulated
                                                                                                       During the
                                                                                          Additional   Development
                                 Preferred Stock                  Common Stock            Paid In      Stage
                                 Shares      Amount          Shares          Amount       Capital      (Unaudited)   Total
                                 ------      ------          ------          ------       -------      ---------     -----
Periodic Imputed Cost of
 Preferred Stock Issued at the
 Closing of the Offering                                                                      247,712                    247,712

Issuance of Common Stock
 Under a Private Placement
 Dated July 7, 1997                                            300,000            300       1,799,700                  1,800,000

Net Loss Available to Common
 Stockholders for the Year
 Ended December 31, 1997                                                                                (1,540,942)   (1,540,942)
                                                                                                        ----------     ----------

Balance, December 31, 1997       165         $41             6,992,185       $ 6,992     $  6,284,505  $(2,721,918)  $ 3,569,620
                                 ===          ==             =========         =====        =========   ==========     =========


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


                                                                                                From
                                                                                                Inception
                                                                                                Through
                                                   Year Ended     Year Ended     Year Ended     December
                                                   December       December       December       31, 1997
                                                   31, 1997       31, 1996       31, 1995       (Unaudited)
                                                   --------       --------       --------       -----------
Cash Flows from Operating Activities
   Net Loss                                        $(1,540,942)   $  (449,236)   ($  689,713)   $(2,721,918)

Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operating Activities

     Preferred Deemed Dividends                        247,712        247,712

     Depreciation and Amortization                       9,546          7,733             63         17,342

     Common Stock Issued for Services                        0              0         75,000         83,773

     Net Assets of Manon Consulting, Ltd               (11,281)             0         10,757              0

     Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable        (39,935)        (6,711)          (640)       (47,286)

     (Increase) Decrease in Prepaid Expenses           (34,697)       (29,115)             0        (63,813)

     (Increase) Decrease in Organizational Costs             0             50            (57)             0

      Increase (Decrease) in Accounts Payable           (3,995)        20,080            291         15,796
                                                   -----------    -----------    -----------    -----------
      Total Adjustments                                167,350         (7,963)        85,414        253,524
                                                   -----------    -----------    -----------    -----------
Net Cash Used by Operating Activities               (1,373,592)      (457,199)      (604,299)    (2,468,394)

Cash Flows from Investing Activities
   Purchase of Property and Equipment                  (33,642)       (15,969)        (1,258)       (50,869)
                                                   -----------    -----------    -----------    -----------
Net Cash Flows from Investing Activities               (33,642)       (15,969)        (1,258)       (50,869)


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


                                                                                                                   From
                                                                                                                   Inception
                                                                                                                   Through
                                                                    Year Ended     Year Ended         Year Ended   December
                                                                    December       December           December     31, 1997
                                                                    31, 1997       31, 1996           31, 1995     (Unaudited)
                                                                    --------       --------           --------     -----------
Cash Flows from Financing Activities
   Proceeds from Sale of Common Stock                                 3,138,500         611,000         680,000        4,470,950
   Proceeds from the Sale of Preferred Stock                          1,650,000               0               0        1,650,000
   Offering Costs                                                     (123,750)               0        (30,000)        (161,896)
   Advances (Repayments) Notes Payable                                 (24,000)          25,000               0            1,000
   Advances (Repayements) To Officers                                  (12,500)          12,500               0                0
                                                                       --------          ------               -                -
Net Cash Provided by Financing Activities                             4,628,250         648,500         650,000        5,960,054
                                                                      ---------         -------         -------        ---------

Increase (decrease) in Cash and Cash Equivalents                      3,221,016         175,332          44,443        3,440,791

Cash and Cash Equivalents at Beginning of Period                        219,775          44,443               0                0
                                                                        -------          ------               -                -

Cash and Cash Equivalents at End of Period                          $ 3,440,791    $    219,775       $  44,443    $   3,440,791
                                                                      =========          ======          ======        =========

Supplemental Information
Cash paid for:
  Interest                                                          $         0    $          0       $      0     $           0
                                                                              =               =              =                 =
  Income taxes                                                      $         0    $          0       $      0     $           0
                                                                              =               =              =                 =

Noncash financing
   Intangible assets purchased with Common Stock                    $         0    $          0       $  1,000$    $       1,000
                                                                              =               =          =====             =====
   Common Stock issued for Services                                 $         0    $          0       $ 75,000     $      83,773
                                                                              =               =         ======            ======


     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 1 - ORGANIZATION
---------------------

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


NOTE 1 - ORGANIZATION (CONTINUED)
---------------------------------

          On October 1, 1995, the Company purchased 100% of the outstanding shares of Manon Consulting, Ltd. Manon Consulting, Ltd., is a wholly owned subsidiary of the Company. Manon Consulting, Ltd., operates a clinic in Calgary, Canada.

          The following is a condensed balance sheet of Manon Consulting, Ltd. at October 31, 1995:


                  Total Assets                                $ 12,558
                                                                ======

                  Total Liabilities                             23,841
                  Total Capital
                      Common Stock                                   7
                      Retained Earnings-A Deficit             ( 11,290)
                                                                ------
                     Total Liabilities and Capital            $ 12,558
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


NOTE 1 - ORGANIZATION (CONTINUED)
---------------------------------

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

          On July 8, 1997, the Company issued 165 shares of Preferred Stock - Series A at $10,000 per share or $1,650,000, less offering costs of $123,750. The Preferred Stock has conversion features that allow for the conversion into 258,302 common shares, at a discount range of 10% to 20% from June 20, 1997 through June 20, 1998. The Company has computed the discount attributable to the conversion feature by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital over the minimum period in which the preferred shareholders can realize that return, which is four months. The discount was computed as the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible, totaling $247,712.

          The Company is a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

     A. Method of Accounting
     -----------------------

               The Company's financial statements are prepared using the accrual method of accounting.

     B. Cash and Cash Equivalents
     ----------------------------

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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

     C. Principles of Consolidation
     ------------------------------

               The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Medcare Technologies, Corporation. Intercompany transactions have been eliminated in consolidation.

     D. Purchase Method
     ------------------

               Investments in companies have been included in the financial report using the equity method of accounting. The Company's wholly owned subsidiary, MedCare Technologies, Corporation is engaged in the business of medical consulting and management in the United States.

     E. Deferred Charges
     -------------------

               The Company has incurred start up costs from January 1, 1995 through September 30, 1995 amounting to $542,706. The total amount was charged to operations during the year ended December 31, 1995.

     F. Property and Equipment
     -------------------------

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

     G. Income Taxes
     ---------------

               There has been no provision for income taxes, because of the losses that the Company has incurred to date. The Company has net operating losses that will expire, beginning with the years 2002 through 2012, in the amount of $1,540,942, $449,236, $689,713 and
               $42,027 in 1997, 1996, 1995 and prior years, respectively, unless utilized by the Company.

H. Earnings or (Loss) Per Share
-------------------------------

     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

               Earnings or loss per share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method. The number of shares used in computing earnings (loss) per common share at December 31, 1997, 1996, and 1995 was 7,447,037, 5,884,019, and 1,992,294,
               respectively.

     I. Leases
     ---------

               The Company's corporate offices are located at 608 South Washington, Suite 101, Naperville, Ilinois 60540. These offices are leased for a one year period with the option to renew for an additional year, at a monthly rate of $1,550 per month. The Company currently has the use of a second office of approximately 1,500 square feet of office space, the use of one board room and all office equipment, including a computer, a postage machine, filing cabinets, a photocopier and telephone equipment. The office space is owned by one of the Company's directors and the Chairman's wife. The offices are located at Suite 216 - 1628 West 1st Avenue, Vancouver, British Columbia, Canada. The monthly rent is $2,000 per month. There is an option to renew for an additional year.

     J. Medcare Program Sites
     ------------------------

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

     K. Revenue Recognition
     ----------------------

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

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

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

     L. Use of Estimates
     -------------------

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

     M. Presentation
     ---------------

               Certain accounts from prior years have been reclassified to conform with the current year's presentation.

     N. Pending Accounting Pronouncements
     ------------------------------------

               It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - LONG-LIVED ASSETS - THE MEDCARE PROGRAM
------------------------------------------------

     On August 14, 1995, the Company acquired the rights to The MedCare Program, a urinary incontinence procedure in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company has continued to further enhance The MedCare Program for the treatment of urinary incontinence that significantly reduces or completely eliminates the majority of UI cases using a nondrug, nonsurgical protocol that takes into account the clinical, cognitive, functional, and residential status of the patient. The Company intends to amortize the cost of the system over 15 years, based on Management's estimated useful

    The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 3 - LONG-LIVED ASSETS - THE MEDCARE PROGRAM
------------------------------------------------

     life of the protocol, beginning with the first year in which commercial sales occur. Management reassesses annually the estimated useful life. Such amortization will result in charges against earnings of $66 per year for each of the years.

NOTE 4 - NOTES PAYABLE-OFFICERS ( RELATED PARTIES TRANSACTIONS)
---------------------------------------------------------------

     An Officer of the Company loaned the Company $1,000, which is due on demand and with no interest rate currently applicable.

NOTE 5 - STOCK OPTIONS
----------------------

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


                                          Number of    Option
                                          Shares       Price

Options outstanding and exercisable at
     December 31, 1995                      500,000    $   3.00
Options granted in 1996                     300,000        4.50
Options exercised during 1996 under
     the 1995 Stock Option Plan             (36,000)       3.00
Options exercised during 1996 under
   the 1996 Stock Option Plan                (3,000)       4.50
                                             -------
Options outstanding and exercisable
     at December 31, 1996                   761,000
Options granted in 1997                     200,000        4.50
Options granted in 1997                     300,000        6.50
Options exercised during 1997 under
     the 1995 Stock Option Plan             (54,000)       3.00

Options exercised during 1997 under
     the 1996 Stock Option Plan             (17,000)       4.50
                                            --------
Options outstanding and exercisable
    at December 31, 1997                  1,190,000    $   3.00-$6.50
                                          =========


     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996




NOTE 5 - STOCK OPTIONS (CONTINUED)
----------------------------------

     The Company has authorized the 1998 Stock Option Plan and reserved 500,000 shares of its common stock, of which 290,000 shares will be offered at $6.50 and the balance of 210,000 shares at a price to be determined, for issuance thereunder subject to stockholder approval at the next annual meeting.

NOTE 6 - STOCK WARRANTS
-----------------------

     In July, 1997, the Company offered 300,000 shares of common stock at $6.00 each, along with an additional 300,000 share purchase warrants at $6.00 each, good until July 7, 2002.

NOTE 7 - PREFERRED STOCK - SERIES A
-----------------------------------

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

NOTE 8 - DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT
------------------------------------------------------

     On January 1, 1997, the Company sold Manon Consulting, LTD at book value. No revenues or expenses are included in the consolidated financial statements for the year ended December 31, 1997 and 1996. The statement of operations for the years ended December 31, 1996 and 1995 have been restated to remove the net losses of $3,169 and


     The accompanying notes are integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 8 - DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT (CONTINUED)
------------------------------------------------------------------

     $1,320, respectively. Gross revenues for the years ended December 31, 1996 and 1995 were $8,118 and $1,729. The Company reported a gain on the transaction of $15,770. The following is a condensed balance sheet and statement of operations of Manon Consulting, LTD, as of December 31, 1996 and 1995:


                          1996        1995
Condensed Balance Sheet
    Current Assets        $    787    $    533
    Equipment, Net           7,203      11,132
    Other Assets                64         138
                          --------    --------
                             8,054    $ 11,803
                          ========    ========

                              1996        1995

    Current Liabilities   $ 23,825    $ 24,405
      Common Stock               7           7
      Deficit              (15,778)    (12,609)
                          --------    --------
                          $  8,054    $ 11,803
                          ========    ========

    Revenues              $  8,118    $  1,729
    Expenses                11,287       3,049
                          --------    --------
    Net Loss              $ (3,169)   $ (1,320)
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

     The accompanying notes are integral part of these financial statements.