Form 10QSB/A
period 1998-03-31
MEDCARE TECHNOLOGIES INC
filed 1998-08-19
CIK 1002422

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

Consolidated Balance Sheet at March 31, 1998 and December 31, 1997 . . . F-3 F-4

Consolidated Statement of Operations For The Three Months
     Period Ended March 31, 1998 and 1997, and  For the Year To Date
     March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .   F-5

Consolidated Statement of Stockholders' Equity at March 31, 1998
     and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . F-6 F-7

Consolidated Statement of Cash Flows For The Three Months
     Period Ended March 31, 1998 and 1997  . . . . . . . . . . . . . . . F-8 F-9

Notes to the Consolidated Financial Statements . . . . . . . . . . . . F-10 F-18

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

ITEM 1            FINANCIAL STATEMENTS

                                 C O N T E N T S


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheet at March 31, 1998 and December 31, 1997 . . . F-3 F-4

Consolidated Statement of Operations For The Three Months
     Period Ended March 31, 1998 and 1997, and  For the Year To Date
     March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .   F-5

Consolidated Statement of Stockholders' Equity at March 31, 1998
     and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . F-6 F-7

Consolidated Statement of Cash Flows For The Three Months
     Period Ended March 31, 1998 and 1997  . . . . . . . . . . . . . . . F-8 F-9

Notes to the Consolidated Financial Statements . . . . . . . . . . . . F-10 F-18

   All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


   The accompanying notes are an integral part of these financial statements.
                                      F-1

                          INDEPENDENT AUDITORS' REPORT


   Board of Directors
   MedCare Technologies, Inc. and
   Subsidiaries
   Oak Brook, Illinois 60521

   We have audited the accompanying consolidated balance sheet and statement of stockholder's equity of MedCare Technologies, Inc. and Subsidiaries (the Company), as of March 31, 1998 and December 31, 1997, and the related statement of operations for the three months ended March 31, 1998 and 1997, and for the year to date March 31, 1998 and 1997, and cash flows for the three months period ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended and for the year to date March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

   Clancy  and Co., P.L.L.C.
   Phoenix,  Arizona
   May 6, 1998

   The accompanying notes are an integral part of these financial statements.
                                       F-2

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                     ASSETS


                                                                   MARCH        DECEMBER
                                                                   31, 1998     31, 1997

   Current Assets
      Cash                                                         $ 4,225,880  $ 3,440,791


   Accounts  Receivable,  Net of Contractuals and
     Adjustments of $114,452 and $0 at March 31, 1998
     and December 31, 1997                                             149,439       47,286

   Prepaid Expenses                                                          0       62,313
                                                                             -       ------
   Total Current Assets                                              4,375,319    3,550,390

   Property and Equipment, Net  (Note 3)                                38,883       33,526

   Other Assets
   Intangible Assets-The MedCare Program, Net of
     Accumulated Amortization of $17 and $0 for March 31,
     1998 and December 31, 1997  (Note 4)                                  983        1,000
      Security Deposits                                                  2,150        1,500
                                                                         -----        -----
   Total Other Assets                                                    3,133        2,500
                                                                         -----        -----

   Total  Assets                                                   $ 4,417,335  $ 3,586,416
                                                                     =========    =========


   The accompanying notes are an integral part of these financial statements.
                                       F-3

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               MARCH          DECEMBER
                                                               31, 1998       31, 1997

Current Liabilities
   Accounts Payable and Other Accrued Liabilities              $    62,748    $    15,796


   Notes Payable, Related Party (Note 5)                                 0          1,000
                                                               -----------    -----------
Total Current Liabilities                                           62,748         16,796

Commitments and Contingencies (Note 10)                                  0              0

Stockholders' Equity
  Preferred Stock: $.25 Par Value, Authorized 1,000,000;
    Issued and Outstanding, 159 and 165 Convertible Series A
    Shares at March 31, 1998 and December 31, 1997                      39             41
  Common Stock: $0.001 Par Value,  Authorized
    100,000,000; Issued and Outstanding, 7,225,839 Shares
    at March 31, 1998 and 6,992,185 at December 31, 1997             7,226          6,992
  Additional Paid In Capital                                     7,565,273      6,107,314
  Accumulated Deficit                                           (3,217,951)    (2,544,727)
                                                               -----------    -----------
Total Stockholders' Equity                                       4,354,587      3,569,620
                                                               -----------    -----------

Total Liabilities and Stockholders' Equity                     $ 4,417,335    $ 3,586,416
                                                               ===========    ===========


   The accompanying notes are an integral part of these financial statements.
                                       F-4

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997, AND
                  FOR THE YEAR TO DATE MARCH 31, 1998 AND 1997



                                         For the Three  For the Three  For the Year   For the Year
                                         Months Period  Months Period  to Date        to Date
                                         Ended March    Ended March    March          March
                                         31, 1998       31, 1997       31, 1998       31, 1997

Revenues                                 $   227,008    $    37,236    $   227,008    $    37,236

Expenses
   General and Administrative                765,710        197,731        765,710        197,731
                                         -----------    -----------    -----------    -----------

Operating Loss                              (538,702)      (160,495)      (538,702)      (160,495)

Other Income (Expense)
   Interest Income                            42,669          1,928         42,669          1,928
   Loss From Discontinued Operations               0              0              0              0
   Gain on Sale of Subsidiary                      0              0              0              0
                                         -----------    -----------    -----------    -----------
Total Other Income (Expense)                  42,669          1,928         42,669          1,928
                                         -----------    -----------    -----------    -----------

Net Loss Available to Common
Stockholders                             $  (496,033)   $  (158,567    $  (496,033)   $  (158,567)
                                         ===========    ===========    ===========    ===========

Primary and Fully Diluted Earnings Per
   Common Share and Common Share
   Equivalents:                          $     (0.06)   $      (.02)   $     (0.06)   $      (.02)
                                         ===========    ===========    ===========    ===========
Weighted Number of Common Shares
    Outstanding                            7,734,915      6,530,352      7,734,915      6,530,352
                                         ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.
                                       F-5

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                                                        Retained
                                                                                          Additional    Earnings
                                               Preferred Stock        Common Stock        Paid In       (Accumulated
                                               Shares    Amount   Shares      Amount      Capital       Deficit)       Total
                                               ------    ------   ------      ------      -------       -------        -----

Balance, December 31, 1996                         0          0   6,445,185   $    6,445  $ 1,372,631   $ (1,169,693)  $   209,383

Recovery of Write Off of
  Excess of Liabilities over Assets
   on Sale of Manon Consulting, Ltd.                                                                     (11,283)          (11,283)

Issuance of Common Stock Under
  1996 Stock Option Plan at $4.50
  Per Share through December 31, 1997                                17,000           17       76,483                       76,500

Issuance of Common Stock Under
   1995 Stock Option Plan at $3.00
   Per Share Through December 31, 1997                               54,000           54      161,946                      162,000

Issuance of Common Stock Under a
   Private Placement Dated March
   25, 1997, at $6.25 Per Share                                     176,000          176    1,099,824                    1,100,000

Issuance of Common Stock Under a
   Private Placement Dated July 7,
   1997, at $6.00 Per Share                                         300,000          300    1,799,700                    1,800,000

Issuance of Preferred Stock
   Under a Private Placement
   Dated July 8, 1997, at $10,000 Per Share      165         41           0            0   1,649,959             0      1,650,000

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                                                          Retained
                                                                                            Additional    Earnings
                                           Preferred Stock                 Common Stock     Paid In       (Accumulated
                                        Shares         Amount           Shares     Amount   Capital       Deficit)       Total
                                        ------         ------           ------     ------   -------       -------        -----

Less cost of Private Placement                    0    $         0              0  $    0   $  (123,750)   $         0     (123,750)

Periodic Imputed Cost of Preferred
  Stock at Date of the Closing of the
  Offering                                                                                      247,712                     247,712

Net Loss Available to Common
  Stockholders for the Year
  Ended December 31, 1997                                                                                    (1,540,942) (1,540,942)
                                                                                                             -----------  ----------
Balance, December 31, 1997                      165             41      6,992,185    6,992     6,284,505     (2,721,918)  3,569,620

Issuance of Common Stock Under
  1996 Stock Option Plan at $4.50
  Per Share Through March 31, 1998                                          6,000        6        26,994                     27,000

Issuance of Common Stock Under
  1995 Stock Option Plan at $3.00
  Per Share Through March 31, 1998                0              0         18,000       18        53,982              0      54,000

Issuance of Common Stock For
  Warrants Exercised on March 31,
  1998, at $6.00 Per Share                                                200,000      200     1,199,800                  1,200,000


   The accompanying notes are an integral part of these financial statements.
                                       F-6

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                                                          Retained
                                                                                            Additional    Earnings
                                           Preferred Stock                 Common Stock     Paid In       (Accumulated
                                        Shares         Amount           Shares     Amount   Capital       Deficit)       Total
                                        ------         ------           ------     ------   -------       -------        -----


Converted Preferred Stock to
   Common Stock at $6.45131 Per
   Share on January 5, 1998             (3)            $  (1)           4,851      $    5   $    (4)      $          0   $        0

Converted Preferred Stock to
   Common Stock at $6.51875 Per
   Share on January 6, 1998             (3)               (1)           4,803           5        (4)                              0

Net Loss Available to Common
   Stockholders for the Quarter
   Ended March 31, 1998                                                                                       (496,033)    (496,033)
                                                                                                             ---------     ---------
Balance, March 31, 1998                 159            $  39            7,225,839  $7,226   $  7,565,273  $ (3,217,951)  $4,354,587
                                        ===               ==            =========   =====      =========    ===========   =========


   The accompanying notes are an integral part of these financial statements.
                                       F-7

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                         For the Year   For the Year
                                                         To Date        to Dated
                                                         March 31,      March 31,
                                                         1998           1997
Cash Flows from Operating Activities
   Net Loss                                              $  (496,033)   $  (158,567)
Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities
   Depreciation and Amortization                               3,385            861
   Contractuals and Adjustments of Accounts Receivable       114,452              0
   Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable             (216,605)       (24,31)
     (Increase) Decrease in Prepaid Expenses                  62,313         (5,366)
     (Increase) Decrease in Organizational Costs                   0             64
     (Increase) Decrease in Security Deposits                   (650)             0
     Increase (Decrease) in Accounts Payable                  46,952         (5,529)
                                                         -----------    -----------
     Total Adjustments                                         9,847        (34,361)
                                                         -----------    -----------
Net Cash Used by Operating Activities                       (486,186)      (192,928)

Cash Flows from Investing Activities
   Purchase of Property and Equipment                         (8,725)             0
                                                         -----------    -----------
Net Cash Flows from Investing Activities                      (8,725)             0

Cash Flows from Financing Activities
  Proceeds from Sale of Common Stock                       1,281,000      1,187,000
  Net Reduction in Office & Med Equipment                          0         11,132
  Advances (Repayments) Notes Payable                              0        (23,135)
  Advances (Repayements) To Officers                          (1,000)             0
                                                         -----------    -----------

Net Cash Provided by Financing Activities                  1,280,000      1,174,997
                                                         -----------    -----------
Increase (decrease) in Cash and Cash Equivalents             785,089        982,069


   The accompanying notes are an integral part of these financial statements.
                                       F-8

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                               For the Year   For the Year
                                               To Date        to Dated
                                               March 31,      March 31,
                                               1998           1997
Cash and Cash Equivalents, Beginning of Year    3,440,791        220,562
                                               ----------     ----------

Cash and Cash Equivalents, End of Year         $4,225,880     $1,202,631
                                               ==========     ==========

Supplemental Information:
   Cash paid for:
     Interest                                  $        0     $        0
                                               ==========     ==========
     Income taxes                              $        0     $        0
                                               ==========     ==========


   The accompanying notes are an integral part of these financial statements.
                                       F-9

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


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

     The following is a condensed balance sheet of Manon Consulting, Ltd. at October 31, 1995:


                  Total Assets                         $ 12,558
                                                         ======

                  Total Liabilities                      23,841
                  Total Capital
                      Common Stock                            7
                      Retained Earnings-A Deficit       (11,290)
                                                         ------
                     Total Liabilities and Capital     $ 12,558
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




   The accompanying notes are an integral part of these financial statements.
                                      F-10

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


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

     On July 8, 1997, the Company issued 165 shares of Preferred Stock - Series A at $10,000 per share or $1,650,000, less offering costs of $123,750. The Preferred Stock has conversion features that allow for the conversion into 266,747 common shares, at a discount range of 10% to 20% from June 20, 1997 through June 20, 1998. Additionally, the Company recorded the periodic imputed cost of the Preferred Stock - Series A at the date of closing of the offering at 8% per annum in the amount of $247,712.

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

     The Company was formed on January 17, 1986, and was in the development stage through December 31, 1997. The three months period ended March 31, 1998, is the first period during which it is considered an operating company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

     A. Method of Accounting
     -----------------------

   The accompanying notes are an integral part of these financial statements.
                                      F-11

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

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

     F. Income Taxes
     ---------------

          There has been no provision for income taxes, because of the losses that the Company has incurred to date. The Company has net operating losses that will expire, beginning with the years 2002 through 2012, in the amount of $1,293,230, $449,236, $689,713 and $42,027 in 1997,
          1996, 1995 and prior years, respectively, unless utilized by the Company.

     G. Earnings or (Loss) Per Share
     -------------------------------

          Earnings or loss per share is computed based on the weighted average number of



   The accompanying notes are an integral part of these financial statements.
                                      F-12

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

          common shares and common share equivalents outstanding. Stock options are included as common share equivalents using the treasury stock method. The number of shares used in computing earnings (loss) per common share at March 31, 1998 and 1997, 6,805,661 and 6,530,352, respectively.

     H. Leases
     ---------

          The Company's corporate offices are located at 1515 W. 22nd Street, Suite 1210, Oak Brook, Illinois 60521. The office space approximates 2,400 square feet and is subleased for a period of one year with the option to renew for four additional years, at a monthly rate of $4,800 per month plus a common area monthly charge of $400.

          The Company currently has the use of a second office of approximately 1,500 square feet of office space, the use of one board room and all office equipment, including a network computer system, a postage machine, filing cabinets, a photocopier and telephone equipment. The office space is owned by one of the Company's directors and the Chairman's wife. The offices are located at Suite 216 - 1628 West 1st Avenue, Vancouver, British Columbia, Canada. The monthly rent is $2,000 per month, plus a common area monthly charge of $200. There is an option to renew for an additional year.

     I. Medcare Program Sites
     ------------------------

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

     J. Revenue Recognition
     ----------------------


   The accompanying notes are an integral part of these financial statements.
                                      F-13

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

          Revenue are recognized at the time of performance of services. The Company engages in a Program Management Agreement with each Practice, which is defined as a physician or group of physicians, involved on a regular basis in the diagnosis, evaluation and treatment of urinary and rectal incontinence as well as other pelvic dysfunction. The agreements have various expiration dates, typically run for a period of five (5) years, and may be terminated by either party a) without cause upon ninety (90) days prior written notice by either party or b) with cause upon various conditions as set forth in the Agreement.

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

     K. Use of Estimates
     -------------------

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


NOTE 3 - PROPERTY, EQUIPMENT, AND DEPRECIATION
----------------------------------------------



   The accompanying notes are an integral part of these financial statements.
                                      F-14

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


          Property and equipment consists of the following:


                                                                 March 31,             December
                                                                 1998                  31, 1997

  Office Equipment                                               $         11,931      $          9,541
  Computer Equipment                                                       16,363                11,528
  Medical Equipment                                                        29,799                29,799
  Furniture                                                                 1,500                     0
                                                                            -----                     -
  Total                                                                    59,593                50,868
  Less Accumulated Depreciation                                          (20,710)              (17,342)
                                                                         -------               -------
  Net Book Value                                                 $         38,883      $         33,526
                                                                           ======                ======

          Depreciation charged to expense during the three months ended March 31, 1998 and 1997, was $3,368 and $861, respectively.

NOTE 4 - LONG-LIVED ASSETS - THE MEDCARE PROGRAM
------------------------------------------------

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


NOTE 5 - NOTES PAYABLE-OFFICERS (RELATED PARTY TRANSACTIONS)
------------------------------------------------------------

          An Officer of the Company loaned the Company $1,000, which is due on demand and with no interest rate currently applicable. The Company repaid this loan in March 1998.




   The accompanying notes are an integral part of these financial statements.
                                      F-15

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


NOTE 6 - STOCK OPTIONS
----------------------

          The Company has issued stock options to various directors, officers and employees. The option prices are based on the fair market value of the stock at the date of the grant. The Company makes no charge to operations in relation to option grants, unless the options granted are less than fair market, then a charge to operations would be made over the vesting period. The Company's stock option transactions for the quarter ended March 31, 1998 are summarized as follows:

                                            Number of  Option
                                            Shares     Price

Options outstanding and exercisable at
     December 31, 1995                      500,000    $   3.00
Options granted in 1996                     300,000        4.50
Options exercised during 1996 under
   the 1995 Stock Option Plan               (36,000)       3.00
Options exercised during 1996 under
   the 1996 Stock Option Plan                (3,000)       4.50
                                                          -----
Options outstanding and exercisable
     at December 31, 1996                   761,000
Options granted in 1997                     200,000        4.50
Options granted in 1997                     300,000        6.50
Options exercised during 1997 under
     the 1995 Stock Option Plan             (54,000)       3.00

Options exercised during 1997 under
     the 1996 Stock Option Plan             (17,000)       4.50
                                                           -----
Options outstanding and exercisable
    at December 31, 1997                  1,190,000    $3.00-$6.50
 Options exercised during 1998 under
     the 1995 Stock Option Plan             (18,000)       3.00

Options exercised during 1998 under
     the 1996 Stock Option Plan              (6,000)       4.50
                                                          -----

Options outstanding and exercisable
    at March 31, 1998                     1,166,000    $3.00-$6.50
                                                        ==========

          The Company has authorized the 1998 Stock Option Plan and reserved 500,000 shares of its common stock, of which 290,000 shares will be offered at $6.50 and the balance of 210,000 shares at a price to be determined, for issuance thereunder subject to stockholder approval at the next annual meeting.



   The accompanying notes are an integral part of these financial statements.
                                      F-16

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


NOTE 7 - STOCK WARRANTS
-----------------------

          In July, 1997, the Company offered 300,000 shares of common stock at $6.00 each, along with an additional 300,000 shares of purchase warrants at $6.00 each, good until July 7, 2002. In March 1998, 200,000 shares of common stock were exercised at $6.00 per share, or $1,200,000.

NOTE 8 - PREFERRED STOCK - SERIES A
-----------------------------------

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

NOTE 9 - DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT
------------------------------------------------------

          On January 1, 1997, the Company sold Manon Consulting, LTD at book value. No revenues or expenses are included in the consolidated financial statements for the year ended December 31, 1997 and 1996. The statement of operations for the years ended December 31, 1996 and 1995 have been restated to remove the net losses of $3,169 and $1,320, respectively. Gross revenues for the years ended December 31, 1996 and 1995

   The accompanying notes are an integral part of these financial statements.
                                      F-17

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


NOTE 9 - DISCONTINUED OPERATIONS OF A BUSINESS SEGMENT
------------------------------------------------------

          were $8,118 and $1,729. The Company reported a gain on the transaction of $15,770. The following is a condensed balance sheet and statement of operations of Manon Consulting, LTD, as of December 31, 1996 and 1995:


                                1996        1995
                                ----        ----

Condensed Balance Sheet
          Current Assets        $    787    $    533
          Equipment, Net           7,203      11,132
          Other Assets                64         138
                                --------    --------
                                $  8,054    $ 11,803
                                ========    ========

                                    1996        1995
                                --------    --------

          Current Liabilities   $ 23,825    $ 24,405
          Common Stock                 7           7
           Deficit               (15,778)    (12,609)
                                --------    --------
                                $  8,054    $ 11,803
                                ========    ========

          Revenues              $  8,118    $  1,729
          Expenses                11,287       3,049
                                --------    --------
          Net Loss              $ (3,169)   $ (1,320)
                                ========    ========

NOTE 10 - COMMITMENTS
---------------------

          The company leases certain office equipment under noncancelable operating leases for a period of less than three years. Total lease expense charged to operations for the period ended March 31, 1998 is $939.

          Future minimum payments under noncancelable operating leases at March 31 are:

                                            1999                       $  2,204
                                            2000                       $  2,204
                                            2001                       $  2,204

   The accompanying notes are an integral part of these financial statements.
                                      F-18

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


         Dated: August 19, 1998