Form 10QSB
period 1998-09-30
MEDCARE TECHNOLOGIES INC
filed 1998-11-12
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


        X              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
---------------
                       SECURITIES EXCHANGE ACT OF 1934

                       For quarterly period ended September 30, 1998

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


The number of shares of the Registrant's Common Stock, $0.001 par value, as of September 30th, 1998: 7,384,529
                      ---------

                           MEDCARE TECHNOLOGIES, INC.
                     FORM 10-Q, QUARTER ENDED JUNE 30, 1998

INDEX

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

Consolidated Balance Sheet at September 30, 1998 . . . . . . . . . .   F-1 - F-2

Consolidated Statement of Operations For The Quarter Ended
    September 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

Consolidated Statement of Cash Flows For The Quarter Ended
    September 30, 1998. . . . . . . .  . . . . . . . . . . . . . . .   F-4 - F-5

Notes to Interim Consolidated Financial Statements . . . . . . . . . . .    F- 6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2    Management's Discussion and Analysis or
             Plan of Operations . . . . . . . . . . . . . . . . . . . . . .    9

PART II   OTHER INFORMATION

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   11

Item 2    Changes in Securities . . . . . . . . . . . . . . . . . . . . . .   11

Item 3    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   11

Item 4    Submission of Matters to a Vote of Security Holders . . . . . . .   12

Item 5    Other Information . . . . . . . . . . . . . . . . . . . . . . . .   12

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   12

          Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .    12

Item 1            Financial Statements

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                     ASSETS

                                                        SEPTEMBER 30,          DECEMBER 31,
                                                        1998                   1997
Current Assets
   Cash                                                 $   2,168,237          $  3,440,791
   Accounts Receivable, net of $17,795
     at September 30, 1998                                    140,980                47,286
   Prepaid Expenses                                                 0                62,313
                                                        -------------          ------------
Total Current Assets                                        2,309,217             3,550,390

Property and Equipment, Net                                   122,503                33,526

Other Assets
   Intangible Assets-The MedCare Program, Net of
    Accumulated Amortization of $50 and $0 for
   September 30, 1998 and December 31, 1997                       950                 1,000
   Security Deposits                                            2,250                 1,500
   Escrow Funds (Note 2)                                    1,500,000                     0
                                                            ---------          ------------
Total Other Assets                                          1,503,200                 2,500
                                                            ---------          ------------

Total  Assets                                           $   3,934,920          $  3,586,416
                                                            =========             =========


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                           1998               1998
Current Liabilities
   Accounts Payable and Other Accrued Liabilities          $     61,768       $    15,796
   Notes Payable, Related Party                                       0             1,000
                                                              ---------           -------
Total Current Liabilities                                        61,768            16,796

Commitments and Contingencies                                         0                 0

Stockholders' Equity
   Preferred Stock: $0.25 Par Value, Authorized
    1,000,000; Issued and Outstanding, 235 and 165
    Convertible Series A Shares at September 30, 1998
    and December 31, 1997                                            59                41

   Common Stock: $0.001 Par Value, Authorized
    100,000,000; Issued and Outstanding, 7,384,529
    Shares at September 30, 1998, and 6,992,185 at
    December 31, 1997                                             7,385             6,992

   Additional Paid In Capital                                 8,941,815         6,284,505
   Loss Accumulated During The Development Stage             (5,076,107)       (2,721,918)
                                                              ---------         ---------
Total Stockholders Equity                                     3,873,152         3,569,620
                                                              ---------         ---------

Total Liabilities and Stockholders' Equity                 $  3,934,920       $ 3,586,416

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1998 AND 1997


                                                                     For the Nine       For the Nine
                                                                     Months Period      Months Period
                                                                     Ended              Ended
                                                                     September 30,      September 30,
                                                                     1998               1997
                                                                     ----               ----
Cash and Cash Equivalents, Beginning of Period                       $   3,440,791      $   219,775
                                                                     ------------       -----------

Cash and Cash Equivalents, End of Period                             $   2,168,237      $ 4,041,324
                                                                     =============      ===========
Supplemental Information:
Cash paid for:
  Interest                                                           $           0      $         0
                                                                     =============      ===========
  Income taxes                                                       $           0      $         0
                                                                     =============      ===========

Noncash Financing Transactions:
   74 Shares of Preferred Stock Converted
    to 128,506 Shares of Common Stock                                $         110      $         0
                                                                     =============      ===========
   8,990 Common Shares Issued in Exchange for Warrants Exercised     $           9      $         0
                                                                     =============      ===========
   6,000 Common Shares Issued for Services                           $      34,500      $         0
                                                                     =============      ===========
   1,194 Common Shares Issued to Correct a Prior Year Error          $       7,500      $         0
                                                                     =============      ===========

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 1998 AND 1997, AND
          FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1998 AND 1997



                                               For the Three      For the Three    For the Nine      For the Nine
                                               Months Period      Months Period    Months Period     Months Period
                                               Ended              Ended            Ended             Ended
                                               September 30,      September 30,    September 30,     September 30,
                                               1998               1997             1998              1997
                                               ----               ----             ----              ----
Revenues                                       $    158,775       $    8,366       $   537,598       $    56,175

Expenses
   General and Administrative                     1,757,578          442,104         3,013,919           973,345
                                                  ---------          -------         ---------           -------

Operating Loss                                   (1,598,803)        (433,738)       (2,476,321)         (917,170)

Other Income (Expense)
   Interest Income                                   27,004           53,969           122,132            66,926
   Loss From Discontinued Operations                                                                      (4,489)
   Gain on Sale of Subsidiary                                                                             15,770
                                                 -----------      ----------        ----------            ------
Total Other Income (Loss)                            27,004           53,969           122,132            78,207

Net Loss Available to Common
Stockholders                                   $ (1,571,799)      $ (379,769)      $(2,354,189)   $     (838,963)
                                                 ===========        =========       ===========          =======

Earnings Per Common Share and Common
  Share Equivalents                            $      (0.22)      $    (0.05) $          (0.33)$           (0.12)
                                                       =====            =====             =====             =====

Weighted Number of Common Shares
  Outstanding                                     7,217,964        7,052,442         7,217,964         7,052,442
                                                  =========        =========         =========         =========

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1998 AND 1997


                                                                     For the Nine       For the Nine
                                                                     Months Period      Months Period
                                                                     Ended              Ended
                                                                     September 30,      September 30,
                                                                     1998               1997
                                                                     ----               ----
Cash Flows from Operating Activities
   Net Loss                                                          $  (2,354,189)     $  (838,963)
   Adjustments to Reconcile Net Loss to Net Cash Provided by
    Operating Activities
     Depreciation and Amortization                                          15,920            3,336
     Bad Debt Adjustments                                                   17,795                0
     Common Stock Issued For Services                                       34,500                0
     Changes in Assets and Liabilities
       (Increase) Decrease in Accounts Receivable                         (111,489)         (58,164)
       (Increase) Decrease in Prepaid Expenses                              62,313            2,202
       (Increase) Decrease in Organizational Costs                               0                0
       (Increase) Decrease in Security Deposits                               (750)          (1,500)
       (Increase) Decrease in Escrow Funds                              (1,500,000)               0
        Increase (Decrease) in Accounts Payable                             45,973          102,767
                                                                      ------------          --------
     Total Adjustments                                                  (1,435,738)          48,641
                                                                      ------------          --------
Net Cash Used by Operating Activities                                   (3,789,927)        (790,322)

Cash Flows from Investing Activities
   Purchase of Property and Equipment                                     (104,847)         (25,879)
                                                                      -------------         --------
Net Cash Flows from Investing Activities                                  (104,847)         (25,879)

Cash Flows from Financing Activities
   Proceeds From Sale of Common Stock                                    1,123,220        4,761,500
   Net Proceeds From Escrow Funds                                        1,500,000                0
   Payments to Related Party                                                (1,000)               0
   Offering Costs                                                                0         (123,750)
                                                                     --------------     -----------
Net Cash Provided by Financing Activities                                2,622,220        4,637,750
                                                                     --------------     -----------

Increase (Decrease) in Cash and Cash Equivalents                        (1,272,554)       3,821,549


                           MEDCARE TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1.  Statement of Information Furnished
-------------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three months period ended September 30, 1998, and for the nine months period ended September 30, 1998, and the statement of cash flows for the nine months period ended September 30, 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1997 Annual Report on Form 10-K.


NOTE 2.  Escrow Funds
---------------------

An escrow fund was established for monies and documents deposited and held in connection with the offer and sale of the warrants attached to the Series A Preferred Stock, which the Company issued and sold on or about July 8, 1997, at a purchase price of $10,000 per share. Total original escrow funds established were $1,650,000. On August 5, 1998, $150,000 was withdrawn as part of an election attached to the subscription for the Series A Preferred Stock, leaving a net escrow balance of $1,500,000. The escrow funds are noninterest bearing.

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

The MedCare Program is available through the practices of physicians (urologist, urogynecologist, gastroenterologist, and/or colon rectal surgeon), either in a private office, clinic, or a hospital setting. As of September 30, 1998, the Company had 24 MedCare Program sites established, and was in the process of opening an additional 12 MedCare Program sites in various parts of the country. In order to prepare for MedCare's expansion phase the company transitioned away from Solo Physician Practices to Multi Physician Practices, which typically offers a larger patient base, greater referral network and greater Managed Care influence.

The Company plans to devote the majority of its resources to establishing new MedCare Program sites, in operating existing centers, and in developing new business models for the introduction of the MedCare Program into new markets, such as nursing homes and other institutions, and possibly foreign countries.

Results of Operations
---------------------

The Company had revenues of $158,775 for the three-month period ending September 30, 1998 compared to $8,366 for the three-month period ending September 30, 1997. Since the Company transitioned from Solo Physician Practices to Multi Physician Practice offices, 22 of the 24 centers operating, as of September 30 1998, had just recently opened in 1998. Due to the early stage nature of each office the majority of the Company's first quarter revenues were generated by the early established sites. Each site generates revenue through patient visits, which come from referrals and direct to consumer education. The Company expects modest revenues from all newly opened sites during the first 12 months of operations. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operation in the immediate future. During the next several years, the Company expects to derive the majority of its potential revenues from the opening of new MedCare Program centers in the United States, and possible abroad.

For the three-month period ending September 30, 1998, the Company's general and administrative expenses increased to $1,757,578 compared to $442,104 for the corresponding period in 1997. The 1998 amount represents an increase of 397%, due primarily to the hiring of additional management and nursing staff, greater advertising and marketing expenses, increased expenses related to financial public relations and building processes and protocols to support future growth.

The Company's net loss was $1,571,799, or $0.22 per share, for the third quarter of 1998 compared to a net loss of $379,769 or $0.05 per share, for the corresponding period in 1997. This increase was primarily due to the increase in general and administrative costs described above.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1998, the Company's cash balance was $2,168,237 compared to $4,041,324 as of September 30, 1997. The Company has financed its operations primarily through the exercise of Stock Options and Share Purchase Warrants from a previous private placement.

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


                         PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
------    -----------------

None

Item 2    Changes in Securities
------    ---------------------

     As detailed in the financial statements, the Company issued 6,000 shares of its common stock in exchange for services, 8,990 shares in exchange for warrants exercised and 1,194 shares to correct a prior year error. Additionally, 74 shares of Preferred Stock of the Company were converted into 128,506 shares of common stock. The total common shares issued during the three month period ending September 30, 1998 was 144,690 shares.

Item 3    Defaults Upon Senior Securities
------    -------------------------------

None

Item 4    Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

None

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

Dated: November 12, 1998