Form 10QSB/A
period 1998-06-30
MEDCARE TECHNOLOGIES INC
filed 1999-01-28
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

(Mark One)


        X         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended June 30, 1998

---------         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _______

Commission file number:  0-28790


                           MEDCARE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)


DELAWARE                                                     87-0429962 B
--------                                                     ------------
(State or other                                              (IRS Employer
jurisdiction of                                              Identification No.)
incorporation  or
organization)

Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois      60523
-------------------------------------------------------      ------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (630) 472-5300
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

Item 1            Financial Statements

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1998 AND DECEMBER 31, 1997


                                     ASSETS

                                                     JUNE 30, 1998              DECEMBER 31, 1997
                                                     (Restated)
Current Assets

     Cash                                            $        3,139,368         $        3,440,791

     Accounts Receivable                                        114,932                     47,286

     Prepaid Expenses                                                 0                     62,313
                                                                      -                     ------


Total Current Assets                                          3,254,300                  3,550,390

Property and Equipment, Net                                     143,640                     33,526

Other Assets

Intangible Assets-The MedCare Program, Net of
     Accumulated Amortization of $34 and $0 for
     June 30, 1998 and December 31, 1997                            966                      1,000

     Escrow Funds                                             1,650,000                          0

     Security Deposits                                            2,150                      1,500
                                                                  -----                      -----

Total Other Assets                                            1,653,116                      2,500
                                                              ---------                      -----

Total  Assets                                        $        5,051,056         $        3,586,416
                                                              =========                  =========

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1998 AND DECEMBER 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  JUNE 30, 1998        DECEMBER 31, 1997
                                                                  (Restated)

Current Liabilities

     Accounts Payable and Other Accrued Liabilities               $    135,320         $    15,796

     Notes Payable, Related Party                                            0               1,000
                                                                             -               -----


Total Current Liabilities                                              135,320              16,796

Commitments and Contingencies                                                0                   0

Stockholders' Equity

     Preferred Stock: $.25 Par Value, Authorized
     1,000,000; Issued and Outstanding, 324 and
     165 Convertible Series A Shares at June 30,
     1998 and December 31, 1997                                             80                   41

     Common Stock: $0.001 Par Value,  Authorized
     100,000,000; Issued and Outstanding, 7,250,023
     Shares at June 30, 1998 and 6,992,185 at
     December 31, 1997                                                   7,250                6,992

     Additional Paid In Capital                                      9,242,208            6,284,505

     Loss Accumulated During The Development Stage                  (4,333,802)          (2,721,918)
                                                                    -----------          -----------

Total Stockholders' Equity                                           4,915,736            3,569,620

Total Liabilities and Stockholders' Equity                        $  5,051,056         $  3,586,416
                                                                     =========            =========

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND
             FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1998 AND 1997

                                    (Restated)                                  (Restated)
                                    For the Three         For the Three         For the Six       For the Six
                                    Months Period         Months Period         Months Period     Months Period
                                    Ended June            Ended June            Ended June        Ended June
                                    30, 1998              30, 1997              30, 1998          30, 1997
Revenues                            $   151,815           $    10,573           $   378,823       $    47,809

Expenses

     General and Administrative       1,320,125               333,513             2,085,835           531,241
                                      ---------               -------             ---------           -------

Operating Loss                       (1,168,310)             (322,940)           (1,707,012)         (483,432)

Other Income (Expense)

     Interest Income                     52,459                11,029                95,128            12,957
                                         ------                ------                ------            ------

Net Loss Available to Common
     Stockholders                   $(1,115,851)            $(311,911)          $(1,611,884)      $ (470,475)

Earnings Per Common Share
     and Common Share
     Equivalents                    $     (0.15)            $    (.05)          $     (0.23)      $     (.07)

Weighted Number of Common
     Shares Outstanding               7,229,869             6,238,220             7,115,464        6,721,071
                                      ---------             ---------             ---------        ---------


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1998 AND 1997

                                                          For the Six               For the Six
                                                          Months Period             Months Period
                                                          Ended June                Ended June
                                                          30, 1998 (Restated)       30, 1997
Cash Flows from Operating Activities
     Net Loss                                             $    (1,611,884)          $   (470,475)

Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operating Activities

     Depreciation and Amortization                                  7,902                    861

     Changes in Assets and Liabilities

     (Increase) Decrease in Accounts Receivable                   (67,646)               (52,789)
     (Increase) Decrease in Prepaid Expenses                       62,313                  1,513
     (Increase) Decrease in Organizational Costs                        0                     64
     (Increase) Decrease in Security Deposits                        (650)                                       0
     (Increase) Decrease in Escrow Funds                       (1,650,000)                     0
     Increase (Decrease) in Accounts Payable                      119,524                 26,192
                                                                  -------                 ------
     Total Adjustments                                         (1,528,557)               (24,159)
                                                               -----------               --------

Net Cash Used for Operating Activities                         (3,140,441)              (494,634)

Cash Flows from Investing Activities

   Purchase of Property and Equipment                            (117,983)                     0
                                                                 ---------                     -

Net Cash Flows from Investing Activities                         (117,983)                     0
                                                                 ---------                     -

Cash Flows from Financing Activities

     Proceeds from Sale of Common Stock                         1,308,001              1,210,250
     Proceeds from Escrow Funds                                 1,650,000                      0
     Net Reduction in Office & Med Equipment                            0                    839
     Advances (Repayments) Notes Payable                                0                 12,500
     Advances (Repayments) To Officers                             (1,000)                     0
                                                                   -------                     -


Net Cash Provided by Financing Activities                      2,957,001               1,200,454
                                                               ---------               ---------

Increase (decrease) in Cash and Cash Equivalents               (301,423)                 705,820


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 1998 AND 1997

                                                          For the Six               For the Six
                                                          Months Period             Months Period
                                                          Ended June                Ended June
                                                          30, 1998 (Restated)       30, 1997

Cash and Cash Equivalents, Beginning of Year                   3,440,791                 220,562
                                                               =========                 =======

Cash and Cash Equivalents, End of Period                  $    3,139,368            $    926,382
                                                               =========                 =======

Supplemental Information:
Cash paid for:

     Interest                                             $            0            $          0
                                                                       =                       =

     Income taxes                                         $            0            $          0
                                                                       =                       =

Supplemental Non Cash Financing Transactions

8,990 Common Shares Were Issued in
  Exchange for Warrants Exercised
  During the Quarter                                      $            9             $         0
                                                                       =                       =

6,000 Common Shares Were Issued for
  Services During the Quarter                             $       34,500             $         0
                                                                  ======                       =


1194 Common Shares Were Issued to
Correct a Prior Year Error                                $        7,500             $         0
                                                                   =====                       =


                           MEDCARE TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.   Statement of Information Furnished
---------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three months period ended June 30, 1998 and for the six months period ended June 30, 1998 and the statement of cash flows for the six months period ended June 30, 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1997 Annual Report on Form 10-KSB.

In preparation of the year-end financial statements, the Company discovered accounting errors in its second and third quarter 1998 financial statements. The errors were mainly a result of converting data to a different accounting software system during the second and third quarters of 1998. Most of the errors were second quarter transactions that were incorrectly omitted from the second quarter financial statements but were recorded in the third quarter financial statements. The financial statements included in this filing have been restated to place the transactions in the appropriate quarter. The Company has taken actions since learning of the accounting errors intended to prevent a recurrence of this situation.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

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

The MedCare Program is available through the practices of physicians (urologist, urogynecologist, gastroenterologist, and/or colon rectal surgeon), either in a private office, clinic, or a hospital setting. As of June 30th, 1998, the Company had 19 MedCare Program sites established, and was in the process of opening an additional 16 MedCare Program sites in various parts of the country. In order to prepare for MedCare's expansion phase, the Company transitioned away from Solo Physician Practices to Multi Physician Practices, which typically offers a larger patient base, greater referral network and greater Managed Care influence.

The Company plans to devote the majority of its resources to establishing new MedCare Program sites, in operating existing centers, and in developing new business models for the introduction of the MedCare Program into new markets, such as nursing homes and other institutions, and possibly foreign countries.

Results of Operations
---------------------

The Company had revenues of $151,815 for the three-month period ending June 30th, 1998 compared to $10,573 for the three-month period ending June 30th, 1997. Since the Company transitioned from Solo Physician Practices to Multi Physician Practice offices, 17 of the 19 centers operating, as of June 30th 1998, had just recently opened in 1998. Due to the early stage nature of each office the majority of the Company's first quarter revenues were generated by the early established sites. Each site generates revenue through patient visits, which come from referrals and direct to consumer education. The Company expects modest revenues from all newly opened sites during the first 12 months of operations. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operations in the immediate future. During the next several years, the Company expects to derive the majority of its potential revenues from the opening of new MedCare Program centers in the United States, and possibly abroad.

For the three-month period ending June 30th, 1998, the Company's general and administrative expenses increased to $1,320,125 compared to $333,513 for the corresponding period in 1997. The 1998 amount represents an increase of 296% due primarily to the hiring of additional management and nursing staff, greater advertising and marketing expenses, increased expenses related to financial public relations and building processes and protocols to support future growth.

The Company's net loss was $1,115,851, or $0.15 per share, for the second quarter of 1998 compared to a net loss of $311,911 or $0.05 per share, for the corresponding period in 1997. This increase was primarily due to the increase in general and administrative costs described above.

Liquidity and Capital Resources
-------------------------------

As of June 30th, 1998, the Company's cash balance was $3,139,368 compared to $926,382 as of June 30th, 1997. The Company has financed its operations primarily through the exercise of Stock Options and Share Purchase Warrants from a previous private placement.

As of June 30, 1998, $1,650,000 was held in an escrow account on behalf of investors who originally participated in the Company's Series A preferred offering. These funds were being held in escrow pending final approval of the Company's registration statement by November 20, 1998. The escrow account is noninterest bearing.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate current and future MedCare Program locations, recruiting and training qualified management and clinical personnel, competing against any potential technological advances in the treatment of urinary incontinence and other afflictions of the pelvic floor area, and the Company's ability to compete against other better capitalized corporation who offer alternative or similar treatment options for urinary incontinence and other afflictions of the pelvic floor area.

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

Year 2000
---------

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or create erroneous results.

Management has initiated a comprehensive program to prepare the Company's systems for the year 2000. The Company is actively engaged in testing and fixing applications to ensure they are Year 2000 ready. The Company does not separately track the internal costs incurred for the Year 2000 project, but such costs are principaly the related payroll costs for certain corporate staff. The Company currently does not expect remediation costs to be material, nor does it expect any significant interruption to its operations because of Year 2000 problems.

The Company is in the process of contacting all third parties with which it has significant relationships, to determine the extent to which the Company could be vulnerable to failure by any of them to obtain Year 2000 compliance. Some of the Company's major suppliers and financial institutions have confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999, although many have only indicated that they have Year 2000 readiness programs. To date, the Company is not aware of any significant third parties with a Year 2000 issue that could materially impact the Company's operations, liquidity or capital resources. The Company has no means, however, of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

The Company has devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. There can be no assurance, however, that Year 2000 problems are detected. Furthermore, there can be no assurance that the Company's assessment of its third-party relationships will be accurate. Some of the potential worst-case scenarios that could occur include (1) corruption of data in the Company's internal systems and (2) failure of government and insurance companies' reimbursement programs. If any of these situations were to occur, the Company's operations could be temporarily interrupted. The Company intends to develop Year 2000 contingency plans for continuing operations in the event such problems arise.


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

                                                      MEDCARE TECHNOLOGIES, INC.


                                                           /s/ Jeffrey S. Aronin
                                                           ---------------------
                                                           Jeffrey S. Aronin
                                                           President
Dated: January 28, 1999