Form 10QSB/A
period 1998-09-30
MEDCARE TECHNOLOGIES INC
filed 1999-01-28
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

(Mark One)


        X         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      -----
                  SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1998

      ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Item 1            Financial Statements

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                     ASSETS

                                                     SEPTEMBER 30,                      DECEMBER 31,
                                                     1998 (Restated)                    1997
Current Assets
     Cash                                            $    2,168,237                     $    3,440,791
     Accounts Receivable, net of $17,7950
       at September 30, 1998                                140,980                             47,286
     Prepaid Expenses                                             0                             62,313
                                                                  -                             ------
Total Current Assets                                      2,309,217                          3,550,390

Property and Equipment, Net                                 213,737                             33,526

Other Assets
     Intangible Assets-The MedCare Program,
       Net of Accumulated  Amortization of
       $50 and $0 for September 30, 1998 and
       December 31, 1997                                        950                              1,000
     Security Deposits                                        2,150                              1,500
     Escrow Funds (Note 2)                                1,500,000                                  0
                                                          ---------                                  -
Total Other Assets                                        1,503,100                              2,500
                                                          ---------                              -----

Total  Assets                                        $    4,026,054                     $    3,586,416
                                                          =========                          =========


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                  SEPTEMBER 30,              DECEMBER 31,
                                                                  1998 (Restated)            1998
Current Liabilities
     Accounts Payable and Other Accrued Liabilities               $    146,420               $    15,796
     Notes Payable, Related Party                                            0                     1,000
                                                                             -                     -----
Total Current Liabilities                                              146,420                    16,796

Commitments and Contingencies                                                0                         0

Stockholders' Equity
     Preferred Stock: $0.25 Par Value, Authorized
     1,000,000; Issued and Outstanding, 235 and 165
     Convertible Series A Shares at September 30, 1998
     and December 31, 1997                                                  59                        41

     Common Stock: $0.001 Par Value, Authorized
     100,000,000; Issued and Outstanding, 7,384,529
     Shares at September 30, 1998, and 6,992,185 at
     December 31, 1997                                                   7,385                     6,992

     Additional Paid In Capital                                      9,113,096                 6,284,505
     Loss Accumulated During The Development Stage                  (5,240,906)               (2,721,918)
                                                                    ----------                ----------
Total Stockholders Equity                                            3,879,634                 3,569,620
                                                                     ---------                 ---------

Total Liabilities and Stockholders' Equity                        $  4,026,054               $ 3,586,416
                                                                     =========                 =========


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 1998 AND 1997, AND
          FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

                                    For the Three         For the Three         For the Nine      For the Nine
                                    Months Period         Months Period         Months Period     Months Period
                                    Ended                 Ended                 Ended             Ended
                                    September 30,         September 30,         September 30,     September 30,
                                    1998 (Restated)       1997                  1998 (Restated)   1997

Revenues                            $   158,775           $   8,366             $   537,598        $    56,175

Expenses
   General and Administrative         1,092,884             442,104               3,178,718            973,345
                                      ---------             -------               ---------            -------

Operating Loss                         (934,109)           (433,738)             (2,641,120)          (917,170)

Other Income (Expense)
     Interest Income                     27,004              53,969                 122,132             66,926
     Loss From Discontinued Operations                                                                  (4,489)
     Gain on Sale of Subsidiary                                                                         15,770
                                        -------             -------                --------             ------

Total Other Income (Loss)                27,004              53,969                 122,132             78,207

Net Loss Available to Common
  Stockholders                      $  (907,105)          $(379,769)            $(2,518,988)       $  (838,963)
                                       =========           =========              ==========          =========

Earnings Per Common Share
  and Common Share
  Equivalents                       $     (0.12)          $   (0.05)            $     (0.35)       $     (0.12)
                                          ======              ======                  ======             ======

Weighted Number of
  Common Shares
  Outstanding                         7,344,407           7,052,442               7,193,224          7,052,442
                                      =========           =========               =========          =========


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

                                                              For the Nine          For the Nine
                                                              Months Period         Months Period
                                                              Ended                 Ended
                                                              September 30,         September 30,
                                                              1998 (Restated)       1997

Cash Flows from Operating Activities
     Net Loss                                                 $   (2,518,988)       $   (838,963)

Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operating Activities
     Depreciation and Amortization                                    15,920               3,336

Changes in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable                      (93,694)            (58,164)
     (Increase) Decrease in Prepaid Expenses                          62,313               2,202
     (Increase) Decrease in Organizational Costs                           0                   0
     (Increase) Decrease in Security Deposits                           (650)             (1,500)
     (Increase) Decrease in Escrow Funds                          (1,500,000)                  0
     Increase (Decrease) in Accounts Payable                         130,624             102,767
                                                                     -------             -------

     Total Adjustments                                            (1,385,487)             48,641
                                                                  -----------             ------
Net Cash Used by Operating Activities                             (3,904,475)           (790,322)

Cash Flows from Investing Activities
     Purchase of Property and Equipment                             (196,081)            (25,879)
                                                                   ---------             --------

Net Cash Flows from Investing Activities                            (196,081)            (25,879)

Cash Flows from Financing Activities
     Proceeds From Sale of Common Stock                            1,329,002           4,761,500
     Net Proceeds From Escrow Funds                                1,500,000                   0
     Payments to Related Party                                        (1,000)                  0
     Offering Costs                                                        0            (123,750)
                                                                           -            ---------
Net Cash Provided by Financing Activities                          2,828,002           4,637,750
                                                                   ---------           ---------

Increase (Decrease) in Cash and Cash Equivalents                  (1,272,554)          3,821,549


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

                                                                  For the Nine               For the Nine
                                                                  Months Period              Months Period
                                                                  Ended                      Ended
                                                                  September 30,              September 30,
                                                                  1998(Restated)             1997
Cash and Cash Equivalents, Beginning of Period                    $    3,440,791             $    219,775
                                                                       ---------                  -------

Cash and Cash Equivalents, End of Period                          $    2,168,237             $  4,041,324
                                                                       =========                =========

Supplemental Information:
Cash paid for:
     Interest                                                     $            0             $          0
                                                                               =                        =
     Income taxes                                                 $            0             $          0
                                                                               =                        =

Noncash Financing Transactions:
     74 Shares of Preferred Stock Converted
       to 128,506 Shares of Common Stock                          $          110             $          0
                                                                             ===                        =

     8,990 Common Shares Issued in Exchange
       for Warrants Exercised                                     $            9             $          0
                                                                               =                        =

     6,000 Common Shares Issued for Services                      $       34,500             $          0
                                                                          ======                        =

     1,194 Common Shares Issued to Correct a
       Prior Year Error                                           $        7,500             $          0
                                                                           =====                        =


                           MEDCARE TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1.  STATEMENT OF INFORMATION FURNISHED
-------  ----------------------------------

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

NOTE 2.  ESCROW FUNDS
-------  ------------

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

Results of Operations
---------------------

The Company had revenues of $158,775 for the three-month period ending September 30, 1998 compared to $8,366 for the three-month period ending September 30, 1997. Since the Company transitioned from Solo Physician Practices to Multi Physician Practice offices, 22 of the 24 centers operating, as of September 30 1998, had just recently opened in 1998. Due to the early stage nature of each office the majority of the Company's first quarter revenues were generated by the early established sites. Each site generates revenue through patient visits, which come from referrals and direct to consumer education. The Company expects modest revenues from all newly opened sites during the first 12 months of operations. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operation in the immediate future. During the next several years, the Company expects to derive the majority of its potential revenue from the opening of new MedCare Program centers in the United States, and possibly abroad.

For the three-month period ending September 30, 1998, the Company's general and administrative expenses increased to $1,092,884 compared to $442,104 for the corresponding period in 1997. The 1998 amount represents an increase of 147%, due primarily to the hiring of additional management and nursing staff, greater advertising and marketing expenses, increased expenses related to financial public relations and building processes and protocols to support future growth.

The Company's net loss was $907,105, or $0.12 per share, for the third quarter of 1998 compared to a net loss of $379,769 or $0.05 per share, for the corresponding period in 1997. This increase was primarily due to the increase in general and administrative costs described above.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1998, the Company's cash balance was $2,168,237 compared to $4,041,324 as of September 30, 1997. The Company has financed its operations primarily through the exercise of Stock Options and Share Purchase Warrants from a previous private placement.

As of September 30, 1998, $1,500,000 was held in an escrow account on behalf of investors who originally participated in the Company's Series A preferred offering. These funds were being held in escrow pending final approval of the Company's registration statement by November 20, 1998. The escrow account is noninterest bearing.

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