Form 10KSB
period 1998-12-31
MEDCARE TECHNOLOGIES INC
filed 1999-03-31
CIK 1002422

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998
                       Commission file number 000-28790

                               ----------------

                          MEDCARE TECHNOLOGIES, INC.
          (Name of small business issuer as specified in its charter)

               DELAWARE                              87-0429962
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

   1515 West 22nd Street, Suite 1210                    60523
          Oak Brook, Illinois                        (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (888) 479-7900

          Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:

      Common Stock, $.001 par value, listed on the NASDAQ SmallCap Market

   Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for
the past 90 days. Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   Revenues for last fiscal year were $786,586

   Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 25, 1999: $47,965,518. Number of shares of Common Stock, $0.001 par value, outstanding as of March 25, 1999:
7,831,105.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for the 1999 Annual Meeting of Shareholders (to be filed with the Commission within 120 days after the registrant's fiscal year end) is hereby incorporated by reference into Part III of this Form 10-KSB.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

Item 1.Business...........................................................   3

Item 2.Properties.........................................................  10

Item 3.Legal Proceedings..................................................  10

Item 4.Submissions of Matters to a Vote of Security Holders...............  10

                                    PART II

Item 5.Market for the Registrants' Common Equity and Related Stockholder
 Matters..................................................................  11

Item 6.Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  11

Item 7.Financial Statements...............................................  15

Item 8.Changes in and Disagreements With Accountants on Accounting and
 Financial Disclosure.                                                      27

                                    PART III

Item 9.Directors and Executive Officers of the Registrant.................  27

Item 10.Executive Compensation............................................  27

Item 11.Security Ownership of Certain Beneficial Owners and Management....  27

Item 12.Certain Relationships and Related Transactions....................  27

                                    PART IV

Item 13.Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  27

                                    PART I

Item 1. Business

   Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein.

                                  THE COMPANY

   MedCare Technologies, Corporation is the operating subsidiary that is wholly owned by Medcare Technologies, Inc. Medcare Technologies, Inc. ("MedCare" or the "Company") believes it is the leading source of conservative incontinence treatment support services in the country. The Company believes it has achieved this leadership position based on its relationships with over 300 physicians currently utilizing the MedCare Program (as defined below). The Company was originally incorporated in the state of Utah in 1986. In 1996, a migratory merger was completed changing the Company's domicile to Delaware. In 1995, the Company acquired the MedCare Program and began offering the program to doctors in 1996. The Company did not generate any revenues until 1997 and launched the program nationally in 1998.

                            DESCRIPTION OF BUSINESS

   During 1998, the Company engaged in only one type of business, the offering of the MedCare Program, as described below. On January 21, 1999, the Company formed a new, wholly owned subsidiary of the Company, Medcareonline.com, Inc. In January 1999, the Company, through Medcareonline.com, Inc., announced its intention to offer a comprehensive healthcare portal offering adult gender specific health information.

The Medcare Program

   The "MedCare Program" is a discrete package of equipment, software and services developed by MedCare to assist physicians in providing non-pharmaceutical, non-invasive treatment to patients suffering from urinary incontinence ("UI") and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation. The MedCare Program is used by physicians to support a treatment plan based primarily on behavioral modification techniques such as electromyography ("EMG") biofeedback, pelvic floor muscle exercise, and bladder and bowel retraining. Utilizing the MedCare Program, physicians help patients activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control. Therapy is provided through computerized instrumental EMG biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened and coordinated.

   UI is the involuntary loss of bladder control and represents a significant cause of disability and dependence. Incontinence is one of the most prevalent, yet severely unrecognized problems in health care today (1). And as society ages, the physical, emotional and financial costs to those suffering and their caregivers, as well as the health care system, is expected to increase dramatically.

   Despite the prevalence of incontinence, the Company believes it is widely under diagnosed and under reported primarily because of the social stigma attached to UI. Many individuals are either too ashamed or too embarrassed to report the problem to their doctor or to a health care professional (2), (3). Instead, the Company believes a large number of people prematurely turn to the use of absorbent materials and supportive aids without having their condition properly diagnosed and treated.

   In March 1996, the US. Department of Health and Human Services published a Clinical Practice Guideline which estimated that UI affects approximately 13 million Americans (of which 85% are women) at an annual cost of $16 billion.

   Incontinence is a symptom rather than a disease. UI can be caused from a variety of pathologic, anatomic and physiological factors including: damage to pelvic muscles from pregnancy, spina bifida, spinal injury, bladder infections, drug side effects, multiple sclerosis, Parkinson's disease, stroke, diabetes, age-related changes in lower urinary tract, obesity and surgery (hysterectomy, cesarean section or prostatectomy) that may damage the bladder or urinary tract.

 Effectiveness of EMG Biofeedback

   Over the years, the value and effectiveness of neuromuscular reeducation therapy and behavioral techniques in conjunction with developments in technology has resulted in increased awareness of the benefits of such a program.

   In the December 16, 1998 issue of the Journal of the American Medical Association, a study entitled "Behavioral vs. Drug Treatment for Urge Urinary Incontinence in Older Women" was published. This study concluded that behavioral therapy was more effective than drugs in treating UI. A group of scientists studied 197 women between the ages of 55 to 92 over an eight week period. Patients undergoing behavioral therapy reported an 81% reduction in incontinence episodes, compared to a 69% decrease for those taking drug therapy (oxybutynin), and a 39% decline for those on a placebo. Further, 76% of patients assigned to both drug and placebo therapy wanted to change to another treatment, versus only 14% of the patients receiving behavioral therapy.

 Utilization of the MedCare Program

   The MedCare Program is used by physicians in private office, clinic or hospital settings. The Company believes it can continue to grow by contracting with more physician practices in the future.

   As of March 18, 1999, the Company had 78 contracted MedCare program sites. These sites are located in the following cities: Norman, OK (Dr. Michael M.
Blue), Anderson, SC (Dr. Bill Hinnat), Athens, GA (Dr. Mark Ellsion), Augusta, GA (2) (Dr. Goldsmith and Dr. Harry Oldman), Birmingham, AL (Dr. William Johnson), Roswell, GA (Dr. Omar Eubanks), Warner Robins, GA (Dr. F. Marshall Parker), Savannah, GA (Dr. David Ostman), Glen Cove, NY (Dr. Eric Hochberg), Greensburg, PA (Dr. James Mayo), Jersey City, NJ (Dr. Anthony Mangia), Mine Hill, NJ (Dr. Marc Colton), Natick, MA (Dr. Emmanuel Friedman), New York, NY (Dr. Robert
--------
(1) Urinary Incontinence Guideline Panel. "Urinary Incontinence in Adults:
    Clinical Practice Guidelines." AHCPR Pub-9-9-0038. Rockville, MD: Agency for Health Care Policy & Research; PHS, HHS: March 1992.
(2) Legace, EA, et al. "Prevalence and severity of urinary incontinence in ambulatory adults: an UPRNet study." J Fram Pract 35,610-4: 1993 June.
(3) Wallace, K. "Female pelvic floor functions, dysfunctions, and behavioral approaches to treatment." Clinics in Urinary Incontinence.

Gluck), Stamford, CT (Dr. Jonathan Waxberg), Yonkers, NY (Dr. Stanley Boczko), Alexandria, VA (Dr. Roger Weiderhorn), Baltimore, MD (2) (Dr. Marcella Ronneburg), Fayetteville, NC (Dr. Garrett Franzoni), Owings Mills, MD (2) (Dr. Sanford Siegel), Shelby, NC (Dr. Shem Blackley), Newport News, VA (Dr. Peter
Han), Jacksonville, NC (Dr. Robert Kell), Wilmington, NC (Dr. John Cashman), Fremont, CA (Dr. Scott Kramer), Kirkland, WA (Dr. John Paul Isabell), Los Gatos, CA (2) (Dr. Anthony Damore and Dr. Robert Panvini), Reno, Nevada (Dr. Angelo Kanellos), San Mateo, CA (Dr. Hessell), Concord, CA (Dr. Nigro), Walnut Creek, CA (Dr. Nigro), San Francisco, CA (Dr. David A. Ronk), Beverly Hills, CA (Dr. Sherman Bruckner), Fullerton, CA (Dr. Nicholas Thanos), Los Angeles, CA (Dr. William Barba), Mission Viejo, CA (Dr. Marc Winter), Laguna Hills, CA (Dr. Marc Winter), Orange, CA (Dr. Arthur Goldstein), Newport Beach, CA (Dr. Arthur Goldstein), Rancho Mirage, CA (Dr. Sheldon Barroff), Oceanside, CA (Dr. Bradley Frasier), Downey, CA (Dr. Msihal), Tarzana, CA (Dr. Richard Leff), Palm Beach, CA (Dr. E. Jacome), San Rapeal, CA (Dr. John Hessell), Dallas, TX (Dr. Brian Feagins), Fort Worth, TX (Dr. A.E. Thurman), Kingwood, TX (Dr. Robert Rosen), Scottsdale, AZ (Dr. Mary Ellen Shannon), San Anthonio, TX (2) (Dr. Tristan Castaneda and Dr. Robert Schorlemer), Oklahoma City, OK (Dr. Sam Little), Elyria, OH (Dr. J. Patrick Spirank), Findlay, OH (Dr. Prem Agrawal), Fridley, MN (Dr. J. Randolph Beahrs), Huntington, WV (Dr. Larry Caserta), Indianapolis, IN (Dr. Sally Bradley), Maplewood, MN (Dr. Ingrid Wilbrand-Cowley), Terre Haute, IN (Dr. Douglas Claybrook), Toledo, OH (Drs. Haselhuhn and Seal), Dayton, OH (Dr. Daniel Miller), St. Paul, MN (Dr. Siegel), Batavia, IL (Dr. John Zito, Jr.), Bloomington, IL (Dr. Vicken Chalian), Buffalo Grove, IL (Dr. Randall Kahan), Chicago, IL (Dr. Maura Brennan), Elgin, IL (Dr. James
I. Pinto), Galesburg, IL (Dr. Jeffrey Koszczuk), Joliet, IL (Dr. Gregory Lewis), Lake Forest, IL (Dr. David Schewitz), Kirkwood, MO (Dr. N. Saha), Wentzville, MO (Dr. Stan Hanks), Cordova, TN (Dr. Yari Walzer), Castro Valley, CA (Dr. N.V. Bulusa)

 Marketing of the MedCare Program

   MedCare's marketing and sales strategy is designed to promote general awareness of incontinence and that an effective treatment program is readily available. The majority of the Company's advertising consists of a combination of brochures, print ads, direct mail, radio, TV, doctor referrals, seminars and general public relations within a defined area.

 The Program Management Agreement

   Each physician or practice (a "Practice") that contracts with MedCare to utilize the MedCare Program signs a Program Management Agreement which defines the terms and conditions of the relationship. The Practice has exclusive authority and responsibility for professional supervision and judgements required in the diagnosis of patients and in the selection and performance of procedures for the benefit of the Practice's patients. MedCare provides various support and administrative services and assistance in operating the Program, but is not a provider or supplier of medical or professional services. MedCare leases the equipment and supports personnel to the Practice and trains the support personnel to assist the Practice, operate the equipment and educate all the patients. The Practice has the right to approve or disapprove the support personnel provided by MedCare and must supervise all activities of the support personnel. The Practice agrees to engage MedCare on an exclusive basis as manager of the Practice's programs for the treatment of the patient conditions using behavioral and biofeedback techniques. The Practice is required to provide, at its own expense, an area of sufficient space for the performance of the MedCare Program.

 Governmental Regulation Issues Concerning the Program Management Agreement

   Under the Company's Program Management Agreement, MedCare is not a provider of health care services. MedCare merely supplies personnel, equipment and proprietary techniques to providers of health care. The physicians or medical groups that contract with MedCare are the providers of services to their own patients. MedCare simply manages the incontinence treatment programs in the physicians' offices. The Company is subject to the Federal Anti-Kickback Statute but does not believe that an applicable government authority would find the parties' performance of their duties and obligations under the Program Management Agreement to violate this statute.

 Competitive Treatment Options for Incontinence

   To the best of the Company's knowledge, the only direct competitors to the MedCare Program are a number of small incontinence clinics, or ancillary programs, offered by doctors, hospitals or therapists, scattered across North America that use a combination of currently available non-invasive alternative treatment options to treat UI patients. While it is believed that most of these clinics have limited financial strength for adequate marketing and advertising, the Company expects better financed and more sophisticated competition to emerge in the future.

   Some currently available alternatives for the treatment of urinary incontinence include absorbent products and diapers, surgery, indwelling catheters, implanting devices, injectable materials, electrical stimulation, mechanical devices, and drugs.

Environmental Matters

   The Company believes it conducts its business in compliance with all environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Intellectual Property and Other Proprietary Rights

   The Company's ability to compete and expand effectively will depend, in part, on its ability to develop and maintain certain proprietary aspects of its treatment program for bladder and bowel incontinence and its business and marketing models and strategies. The Company relies on an unpatented treatment protocol, and there can be no assurances that others may not independently develop the same or similar program or otherwise obtain access to the Company's unpatented protocols. There can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company's trade secrets, know-how or other information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. While certain proprietary aspects of MedCare's clinical and business protocols remain an important part of the business, the Company believes its long term success as a business will depend primarily upon its high quality clinical outcomes and service, continued business development and marketing skills.

Employees

   At December 31, 1998, the Company employed 52 full time and no part-time persons. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

Medcareonline.com

   Medcareonline.com will offer wide ranging direct-to-consumer health information, such as health travel advisory, health news, symposiums, medical journals and publications, and extensive research and web based services for physicians. Part of the Company's strategy is to increase site content, features and services, including adding an online health magazine and advertising on traditional and non-traditional media. In addition, the Company plans to add e-commerce, which will eventually include a wide range of health related products and services.

   Medcareonline.com also plans to offer free web hosting and home page services for physicians, specifically targeting male and female health specialties. In addition to information on the location of their office, hours of operation, profiles of doctors and services offered, Medcareonline.com will also allow physicians to easily customize content on their websites, send and retrieve e-mail, conduct e-commerce and allow patients to interact on various health topics in "disease and condition" specific chat rooms.

   As of December 31, 1998, the Company had not generated any revenues nor incurred any expenses related to Medcareonline.com.

 Competitive Business Conditions for Medcareonline.com

   The market for internet services and internet advertising is intensely competitive. There are no substantial barriers to entry in these markets and Medcareonline.com expects competition to intensify. The Company believes that the number of companies relying on fees from internet based advertising has increased substantially during the past year. The Company believes the main competitive factors in this market are brand recognition, user base, performance, ease of use, variety of value-added services, features and quality of support.

   Many of Medcareonline.com's existing competitors, as well as a number of potential new competitors, have longer operating histories in the internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than Medcareonline.com. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, these competitors may develop internet search and retrieval services or other online services that are equal or superior to those of Medcareonline.com or that achieve greater market acceptance than Medcareonline.com.

   Medcareonline.com will also compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. If advertisers do not perceive internet advertising to be as effective as traditional media, Medcareonline.com's business may be adversely affected.

                                 RISK FACTORS

No Market Studies

   In formulating its business plan, the Company has relied on the judgment of its officers, directors and consultants. No formal independent market studies concerning the demand for the Company's proposed services have been conducted, nor are any planned.

Lack of Operating History

   Although the Company was organized in 1986, it did not become active until 1995 and has been continually developing its MedCare Program since that time. Since the Company has not proven the essential elements of profitable operations, investors bear the risk of complete loss of their investment in the event the Company's business plan is unsuccessful. In addition, the business model for Medcareonline.com is evolving and relies substantially upon the sale of products and advertising on the Internet, which is a developing industry. The Company has only limited experience in managing the clinics and internet business and is expanding its operations, which may or may not provide profits to the Company. The Company had no revenues in 1995 or 1996 and $91,802 in 1997. In 1998, the Company had revenues of $786,586. The Company has also not been profitable, having an accumulated loss of $2,721,918 in 1997, which increased to an accumulated loss of $6,491,871 in 1998.

   The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. The Company may not be able to succeed in addressing such risks.

Resale of Securities May Negatively Affect Funding Attempts and Cause Dilution

   Some of the Company's securities are currently being registered for resale with the SEC on Form SB-2. In addition, there are securities, options and warrants outstanding that are not subject to the Form SB-2 registration statement. In total, if all the securities, options, warrants and employee stock options, including those not subject to the current Form SB-2 registration statement, were to be exercised, it would result in 10,797,813 shares outstanding. This will have the effect of causing a dilution of the share price of the Common Stock. The shares being registered may cause the Company to receive funds as a result of the exercise of the options and warrants at a price less than the current market price of the Common Stock. This will result in downward pressure on the price of the Common Stock. If the price of the Common Stock is reduced, some potential financiers will either wait to see what effect the shares will have on the market or offer funding at rates unacceptable to the Company.

Continued Control by Existing Management

   The Company's management currently owns a substantial stake in the Company's outstanding Common Stock. Many of the shares of Common Stock will be issued as a result of the exercise of options, warrants and other instruments and will provide that management will obtain additional shares in the Common Stock of the Company. Accordingly, new shareholders will lack an effective vote with respect to the election of directors and other corporate matters.

Dividends

   The Company's Board of Directors presently intends to cause the Company to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves of the Company. Therefore, there can be no assurance that any holder of Common Stock will receive any cash, stock or other dividends on his shares of Common Stock. Future dividends on Common Stock, if any, will depend on future earnings, financing requirements and other factors. Since its inception, the Company has paid no dividends to shareholders.

Dependence on Executive Officers

   The Company is highly dependent on the services of its officers. Attracting and retaining qualified personnel is critical to the Company's business plan. No assurances can be given that the Company will be able to retain or attract such qualified personnel or agents. Should the Company be unable to attract and retain the qualified personnel necessary, the ability of the Company to implement its business plan successfully would be limited.

Nasdaq Eligibility and Maintenance

   Under the current rules for initial Nasdaq SmallCap Market listing, a company must have at least $4,000,000 in total assets, at least $2,000,000 in stockholders' equity, and a minimum bid price of $3.00 per share. For continued listing, a company must maintain at least $2,000,000 in total assets, at least $1,000,000 in stockholders' equity and a minimum bid price of $1.00 per share. The Company's Nasdaq SmallCap Market application was accepted on July 15, 1998 and the Company began trading on that market on July 20, 1998. If the Company should experience losses from operations, it may be unable to maintain the standards for continued listing and the listed securities could be subject to delisting from Nasdaq Small Cap Market Trading. Trading in the securities would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

Risk of Low-Priced Stocks

   If the Company's securities were delisted from Nasdaq Small Cap Market and no other exclusion from the definition of a "penny stock" under applicable Securities and Exchange Commission regulations were available, such securities would be subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale.

Adverse Effect of Shares Eligible for Future Sale

   Substantially all of the 7,831,105 outstanding shares of Common Stock of the Company are freely tradable, without restriction or registration under the Securities Act (other than the sale volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates of the Company). The

Company's directors, officers and family members of the officers and directors are under no lockup letters or other form of restriction on the sale of their securities. Following the registration for resale of certain of the Company's securities, an additional 2,661,364 shares will be available for sale by the affiliates and other persons. This is an estimate of the maximum number of shares to be resold. Any sale of these securities could have a detrimental effect on existing shareholders.

Reimbursement and Related Matters

   In both the United States and elsewhere, sales of health care products and services are dependent, in part, on the availability of reimbursement from third parties, such as government and private insurance plans. In the United States and in certain foreign countries, third-party reimbursement is currently generally available for certain procedures, such as surgery and biofeedback training by EMG application, and generally unavailable for patient management products such as diapers, pads, and urethral plugs. While the Company's treatment program is currently covered by third party payers, there can be no assurances that such coverage will remain in effect in the future.

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

Potential Fluctuations in Quarterly Results

   The Company's operating results have varied on a quarterly basis during its limited operating history, and the Company expects to experience significant fluctuation in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside of the Company's control. The Company believes that period to period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Also, it is likely that in some future quarter or quarters, MedCare's operating results will be below the expectations of public market analysts and investors. In such an event, the price of MedCare's Common Stock would be materially and adversely affected.

Medcareonline.com

   Medcareonline.com will operate in a new and rapidly evolving market. Medcareonline.com's business may be adversely affected if usage of the internet or other online services does not continue to grow. The internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. Therefore, the internet is an unproven medium for advertising-supported services. Accordingly, Medcareonline.com's future operating results will depend substantially upon the increased use of the internet for information, publication, distribution and commerce and the emergence of the internet as an effective advertising medium. Medcareonline.com's ability to generate significant advertising revenues will also depend on, among other things, the development of a large base of users of Medcareonline.com's services possessing demographic characteristics attractive to advertisers, the ability of Medcareonline.com to accurately measure its user base and the ability of Medcareonline.com to develop or acquire effective advertising delivery and measurement systems. Many of Medcareonline.com's potential advertisers have only limited experience with the internet as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to internet based advertising, and may not find advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The adoption of internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. Entities that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. The market for internet advertising may not continue to emerge or become sustainable. If the market fails to develop or develops more slowly than expected, Medcareonline.com's business may be materially and adversely affected. No standards have been widely accepted for the measurement of the effectiveness of internet based advertising and there can be no assurance that such standards will develop sufficiently to support the internet as an effective advertising medium. In addition, there is intense competition in the sale of advertising on the internet, resulting in a wide range of rates quoted and a variety of pricing models. This makes it difficult to project future levels of revenues and rates. As a result of these risks, Medcareonline.com may not succeed in generating significant future advertising revenues from internet based advertising. The failure to do so may have a material adverse affect on the Company's business.

   In addition, Medcareonline.com will be dependent on its ability to generate a high volume of traffic to its website. Accordingly, the performance of the website is critical to MedCare's reputation, its ability to attract advertisers, and to achieve market acceptance of Medcareonline.com. Any system failure that causes interruptions in the availability or that increases response time of Medcareonline.com's services could reduce user satisfaction and traffic to the website, and if sustained or repeated, would reduce the attractiveness of Medcareonline.com to advertisers and consumers.

Item 2: Properties

   The Company's principal office is located at 1515 West 22nd Street, Suite 1210, Oak Brook, Illinois, 60521. This office is 2400 square feet and is subleased for $5,100 per month, plus operating expenses of approximately $400 per month, for one year, with an option to renew every year for 5 years. The Company also leases 1,500 square feet of office space located in Vancouver, British Columbia for $2,000 per month, plus operating expenses of approximately $200 per month. This space has been leased for a period of one year, with an option to renew for a second year.

   The Company does not purchase or lease property on behalf of its MedCare Program participants. Instead, the Company typically enters into a Practice Management Agreement with a physician in order to manage the incontinence portion of their practice, that calls for the Company to provide trained support personnel, electromyography equipment and a comprehensive policy and procedures manual. The physician is required to provide a dedicated examining room, typically 10' x 10' or larger in size, at no charge and for the duration of the agreement, usually for a five year term.

Item 3: Legal Proceedings

   The Company is not involved in any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. The Company's management does not believe that any such claims or lawsuits will have a material adverse effect on its financial statements.

Item 4: Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of the security holders in the fourth quarter of 1998.

                                    PART II

Item 5: Market for the Registrant's Common Equity and Related Stockholder
Matters

 (a) Market Information

   The Company's Common Stock is listed on the Nasdaq Small Cap Market under the symbol "MCAR". The following table sets forth the high and low sale prices for the periods indicated:

                                                                  High     Low
                                                                --------  ------
      First Quarter 1997.......................................    $8.25   $6.75
      Second Quarter 1997......................................  $8.0625   $6.25
      Third Quarter 1997.......................................    $9.25  $6.875
      Fourth Quarter 1997......................................   $8.125  $7.625

      First Quarter 1998.......................................   $9.375  $7.375
      Second Quarter 1998......................................   $11.25   $9.00
      Third Quarter 1998.......................................    $9.31   $6.00
      Fourth Quarter 1998......................................  $7.4375  $4.875

 (b) Holders

   As of March 25, 1999 there were approximately 350 stockholders of record of the Company's Common Stock.

 (c) Dividend Policy

   The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed below in "Risk Factors", as well as discussed elsewhere herein.

Overview

   The "MedCare Program" is a discrete package of equipment, software and services developed by MedCare to assist physicians in providing non-pharmaceutical, non-invasive treatment to patients suffering from urinary incontinence ("UI") and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation. The MedCare Program is used by physicians to support a treatment plan based primarily on behavioral modification techniques such as electromyography ("EMG") biofeedback, pelvic floor muscle exercise, and bladder and bowel retaining. Utilizing the MedCare Program, physicians help patients activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control. Therapy is provided through computerized instrumental EMG biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened and coordinated.

   To date, MedCare has not received significant revenues due to the early stage nature of the Company's business and has incurred ongoing operating losses due to costs related to research, business development, management and staff recruitment, establishing training systems and providing ongoing training, development of advertising and marketing programs, and other costs associated with establishing corporate infrastructure necessary for contracting with additional physicians for utilization of the MedCare Program on a national basis. Although planned principal operations have commenced, substantial revenues have yet to be realized.

Results of Operations

   Revenues. The Company had revenues of $786,586, $91,802 and $0 for the years ended December 31, 1998, 1997 and 1996 respectively. During 1998, the Company changed the profile of the type of physician practices it would contract with from single physician practice offices to multi physician practice offices. Existing offices that were not profitable and no longer met the profile were closed. As of December 31, 1998, the Company operated at 25 sites and is expecting to begin operating at its remaining contracted sites during the first half of 1999. To date, the Company has not relied on any revenues for funding. During the next several years, the Company expects to derive the majority of its potential revenues from the commencement of operations of the MedCare Program at additional sites in the United States, and possibly select foreign markets. In addition, during 1999, the Company expects to begin generating revenue from the sale of advertising from its new wholly-owned subsidiary, Medcareonline.com. As of December 31, 1998, there have been no revenues or expenses related to Mecareonline.com.

   General and Administrative Expenses. During 1998, the Company incurred $4,689,400 in general and administrative expenses, an increase of 209% over 1997 expenses of $1,515,459. During 1996, the Company incurred expenses of $452,037. The Company experienced a $.52 per share loss for the year ended December 31, 1998, versus a $.21 per share loss for the year ended December 31, 1997 and a $.08 per share loss for the year ended December 31, 1996. This increase is primarily attributable to costs associated with the development of advertising and marketing programs, public relations, hiring and training expenses of clinical and managerial personnel, travel, legal and accounting, and ongoing general operating expenses.

   Interest Income. Interest income was $162,109, $119,146 and $2,801 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

   Provision for Income Taxes. As of December 31, 1998, the Company's accumulated deficit was $6,491,871, and as a result, there has been no provision for income taxes to date. The Company has net operating losses that will expire beginning with the year 2002 in the amount of $5,050,407 unless utilized by the Company.

Liquidity and Capital Resources

   At December 31, 1998, the Company had a cash balance of $2,826,086, compared to a cash balance of $3,440,791 at December 31, 1997 and $219,775 at December 31, 1996.

   During 1998, the Company used $3,381,600 of net cash from operating activities as compared to $1,373,592 of net cash used in 1997. The increase in the net cash used in operating activities was due mainly to the increase in the general and administrative expenses explained above.

   Net cash used in investing activities was $315,335 for 1998, compared to net cash used of $33,642 in 1997. The increase in the net cash used in investing activities was due to the purchase of additional computer and medical equipment to support the expansion of operations during 1998.

   Net cash provided by financing activities was $3,082,230 for 1998, compared to net cash provided of $4,628,250 in 1997. The Company has financed its operations primarily through private placements of Common Shares, Preferred Shares and the exercise of stock options as described below.

   During fiscal 1998, 200,000 warrants to purchase Common Stock were exercised at $6 per share, or $1,200,000. In addition, on November 6, 1998, the Company issued 300,000 shares of its common stock at $5.00 per share to Lyons Capital Corporation, a Bermuda corporation, with a warrant to purchase an additional 300,000 shares at $5.00 per share pursuant to an offering made under Rule 506 promulgated under the Securities of 1933, as amended ("Rule 506"). The warrant is exercisable until October 14, 2004. The proceeds were used for working capital and expansion of operations.

   On February 1, 1997, pursuant to Rule 506, for 176,000 shares of Common Stock were offered at a price of $6.25 per share, for a total offering of $1,100,000. This offering was completed on February 4, 1997. The proceeds were used for working capital and expansion of operations.

   On July 7, 1997, pursuant to Rule 506, 300,000 shares of Common Stock were offered at $6.00 per share, plus 300,000 warrants exercisable at $6.00 per warrant until July 7, 2002, for a total offering of $1,800,000. This offering was completed on July 30, 1997 and the proceeds used for working capital and expansion of the MedCare Program.

   On June 20, 1997, pursuant to Rule 506, the Company began offering for sale Series A Preferred Stock of the Company and for $10,000 per share, in minimum subscription amounts of at least ten shares ($100,000) and increments of five shares in excess thereof. The offering closed on July 8, 1997 with the minimum offering of $1,650,000 placed. The proceeds were used for working capital and expansion of operations.

   The Preferred Stock was accompanied by warrants to purchase a total of 258,302 shares of Common Stock of the Company at an exercise price of $7.346 per share ("conversion warrants"). In addition, the purchasers of the preferred stock also received preferred stock warrants to purchase an equal amount of preferred stock under the same terms as the original offering. In conjunction with this offering, an Escrow Agreement was entered into with Swartz Investments LLC, a Georgia limited liability company, as Placement Agent and with First Union National Bank of Georgia as Escrow Agent.

   At this time, the Company also filed a Certificate of Designation with the State of Delaware that designated 1,000 shares of the Company's one million shares of authorized preferred stock to be Series A Preferred Stock. This stock has an eight percent (8%) per annum accretion rate. No dividend rights have been granted to this stock.

   The conversion terms outlined in the Certificate of Designation state that holders of the Series A Preferred Stock can convert their stock using the following formula per share of Series A Preferred Stock:

                         (.08)(N/365)(10,000) + 10,000
                               Conversion Price

   At December 31, 1998, the Conversion Price is determined as the lesser of $7.346 or 80% of the average closing bid price of the Company's Common Stock for the five trading days immediately preceding the date of conversion.

   The Company also has the right to redeem the Series A Preferred Stock upon receipt of notice of conversion at various rates, depending on the length of time since issuance.

   Of the original 258,302 conversion warrants that were issued, 36,755 shares were forfeited due to the early conversion of preferred shares. In addition, Swartz Investments exercised all but 6,500 of its warrants utilizing the cashless exercise option resulting in 8,990 shares being issued. The remaining conversion warrants are still outstanding.

   In June of 1998, the preferred stock investors converted 165 preferred warrants into preferred stock. Upon conversion of the preferred warrants, the investors and the Company deposited into an escrow account the proceeds of $1,650,000 and the related preferred stock pending final approval of the Company's registration statement. In addition, the Company and the investors entered into an agreement which provided for the investors to receive three month warrants at an exercise price of $7.346 per share and to forfeit any rights to additional preferred warrants, nine month warrants, 12 month warrants and 15 month warrants. Of the original four investors who participated in the escrow agreement, three withdrew their proceeds of $1,400,000 and forfeited the related preferred stock and warrants. The forfeited preferred stock and related warrants were canceled. The remaining investor, Concordia Partners, released its investment of $250,000 to the Company and received 25 shares of new preferred stock and 11,344 warrants exercisable three months after their issuance date at an exercise price of $7.346 per share. In total, as of December 31, 1998, there were 50 preferred shares outstanding, all of which are owned by Concordia Partners.

   The Company's future funding requirements will depend on numerous factors, including the Company's ability to establish and operate profitably current and future MedCare Program locations, recruiting and training qualified management and clinical personnel, competing against any potential technological advances in the treatment of UI and other afflictions of the pelvic floor area, and the Company's ability to compete against better capitalized corporations who offer alternative or similar treatment options for urinary incontinence and other afflictions of the pelvic floor area.

Year 2000

   The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or create erroneous results.

   Management has initiated a comprehensive program to prepare the company's systems for the year 2000. The Company is actively engaged in testing and fixing applications to ensure they are Year 2000 ready. The Company does not separately track the internal costs incurred for the Year 2000 project but such costs are principally the related payroll costs for certain corporate staff. The Company currently does not expect remediation costs to be material nor does it expect any significant interruption to its operations because of Year 2000 problems.

   The Company is in the process of contacting all third parties with which it has significant relationships, to determine the extent to which the Company could be vulnerable to failure by any of them to obtain Year 2000 compliance. Some of the Company's major suppliers and financial institutions have confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999, although many have only indicated that they have Year 2000 readiness programs. To date, the Company is not aware of any significant third parties with a Year 2000 issue that could materially impact the Company's operations, liquidity or capital resources. However, the company has no means of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

   The Company has devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 problems are detected. Further, there can be no assurance that the Company's assessment of its third-party relationships will be accurate. Some of the potential scenarios that could occur include (1) corruption of data in the Company's internal systems and (2) failure of government and insurance companies' reimbursement programs. If any of these situations were to occur, the Company's operations could be temporarily interrupted. The Company intends to develop Year 2000 contingency plans for continuing operations in the event such problems arise.

Item 7: Financial Statements

                          INDEPENDENT AUDITORS REPORT

Board of Directors
MedCare Technologies, Inc. and Subsidiaries
Oak Brook, Illinois 60521

   We have audited the consolidated balance sheet of MedCare Technologies, Inc. and Subsidiaries, (the Company), as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          Clancy and Co., P.L.L.C.

Phoenix, Arizona
March 2, 1999

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1998 and 1997

                       ASSETS                            1998         1997
                       ------                         -----------  -----------
Current Assets
  Cash............................................... $ 2,826,086  $ 3,440,791
  Accounts Receivable, net of Allowance for Doubtful
   Accounts of $45,165 and $0........................     271,240       67,530
  Prepaid Expenses...................................           0       43,569
                                                      -----------  -----------
    Total Current Assets.............................   3,097,326    3,551,890
  Property and Equipment, Net (Note 3)...............     283,630       33,526
  Intangible Assets--the MedCare Program, net of
   Accumulated Amortization of $68 and $0............         932        1,000
                                                      -----------  -----------
    Total Assets..................................... $ 3,381,888  $ 3,586,416
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current Liabilities..................................
  Accounts Payable and Other Accrued Liabilities..... $   469,743  $    15,796
  Notes Payable--Related Parties.....................           0        1,000
                                                      -----------  -----------
    Total Current Liabilities........................     469,743       16,796
Stockholders' Equity
  Preferred Stock $.25 Par Value, Authorized
   1,000,000; Issued and outstanding, 50 and 165
   Convertible Series A at December 31, 1998 and
   1997..............................................          12           41
  Common Stock--$0.001 Par Value Authorized
   100,000,000; Issued and outstanding, 7,825,105 and
   6,992,185 Shares at December 31, 1998 and 1997....       7,825        6,992
  Additional Paid in Capital.........................   9,396,179    6,284,505
  Retained Earnings (Deficit)........................  (6,491,871)  (2,721,918)
                                                      -----------  -----------
    Total Stockholder' Equity........................   2,912,145    3,569,620
                                                      -----------  -----------
    Total Liabilities and Equity..................... $ 3,381,888  $ 3,586,416
                                                      ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 1998 and 1997

                                                      Year Ended   Year Ended
                                                       December     December
                                                       31, 1998     31, 1997
                                                      -----------  -----------
Revenues............................................. $   786,586  $    91,802
General and Administrative Expenses..................   4,689,400    1,515,459
                                                      -----------  -----------
Operating Loss.......................................  (3,902,814)  (1,423,657)
Other Income (Expense)
  Interest Income....................................     162,109      119,146
  Loss From Discontinued Operations..................           0       (4,489)
  Gain on Sale of Subsidiary.........................           0       15,770
                                                      -----------  -----------
    Total Other Income (Expense).....................     162,109      130,427
                                                      -----------  -----------
Net Loss.............................................  (3,740,705)  (1,293,230)
Less: Preferred Deemed Dividends.....................     (29,248)    (247,712)
                                                      -----------  -----------
New Loss Available to Common Stockholders............ $(3,769,953) $(1,540,942)
                                                      ===========  ===========
Earnings Per Common Share and Common Share
 Equivalents......................................... $     (0.52) $     (0.21)
Weighted Number of Common Shares Outstanding.........   7,302,387    7,270,185



   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the Years Ended December 31, 1998 and 1997

                            Preferred
                              Stock       Common Stock    Additional   Retained
                          ------------- -----------------  Paid In     Earnings
                          Shares Amount  Shares   Amount   Capital     (Deficit)     Total
                          ------ ------ --------- ------- ----------  -----------  ----------
Balance, December 31,
 1996...................     0      0   6,445,185 $ 6,445 $1,372,631  $(1,169,693) $  209,383
Recovery of Write Off of
 Excess of Liabilities
 over Assets on Sale of
 Manon Consulting, Ltd..                                                  (11,283)    (11,283)
Issuance of Common Stock
 Under 1996 Stock Option
 Plan at $4.50 Per Share
 Through December 31,
 1997...................                   17,000      17     76,483                   76,500
Issuance of Common Stock
 Under 1995 Stock Option
 Plan at $3.00 Per Share
 Through December 31,
 1997...................                   54,000      54    161,946                  162,000
Issuance of Common Stock
 Under a Private
 Placement Dated March
 25, 1997, at $6.25 Per
 Share..................                  176,000     176  1,099,824                1,100,000
Issuance of Preferred
 Stock Under a Private
 Placement Dated July 8,
 1997, at $10,000 Per
 Share..................   165     41                      1,649,959                1,650,000
Less cost of Private
 Placement..............                                    (123,750)                (123,750)
Periodic Imputed Cost of
 Preferred Stock Issued
 on July 8, 1997........                                     247,712                  247,712
Issuance of Common Stock
 Under a Private
 Placement Dated July 7,
 1997, at $6.00 Per
 Share..................                  300,000     300  1,799,700                1,800,000
Net Loss Available to
 Common Stockholders for
 the Year Ended December
 31, 1997...............                                               (1,540,942) (1,540,942)
                           ---    ---   --------- ------- ----------  -----------  ----------
Balance, December 31,
 1997...................   165     41   6,992,185   6,992  6,284,505   (2,721,918)  3,569,620
Issuance of Common Stock
 For Prior Year
 Consulting Agreement...                    6,000       6         (6)                       0
Issuance of Common Stock
 For Prior Period Error.                    1,194       1         (1)                       0
Issuance of Common Stock
 For Warrants Exercised
 on March 31, 1998, at
 $6.00 Per Share........                  200,000     200  1,199,800                1,200,000
Issuance of Common Stock
 at $7.346 in an
 Exercise of Cashless
 Warrants...............                    8,990       9         (9)                       0
Placement of Preferred
 Stock in Escrow at
 $10,000 Per Share Per
 Offering Dated June
 1998...................   165     41                      1,649,959                1,650,000
Issuance of Common Stock
 Under 1995 Stock Option
 Plan at $3.00 Per
 Share..................     0      0      34,000      34    101,966                  102,000
Issuance of Common Stock
 Under 1996 Stock Option
 Plan at $4.50 Per
 Share..................     0      0      10,000      10     44,990                   45,000
Preferred Deemed
 Dividend...............                                      29,248                   29,248
Net Loss Available to
 Common Stockholders for
 the Year Ended December
 31, 1998...............                                               (3,769,953) (3,769,953)
                           ---    ---   --------- ------- ----------  -----------  ----------
Balance, December 31,
 1998...................    50    $12   7,825,105 $ 7,825 $9,396,179  $(6,491,871) $2,912,145
                           ===    ===   ========= ======= ==========  ===========  ==========

   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 1998 and 1997

                                                      Year Ended   Year Ended
                                                       December     December
                                                       31, 1998     31, 1997
                                                      -----------  -----------
Cash Flows From Operating Activities
  Net Loss........................................... $(3,769,953) $(1,540,942)
  Adjustments to Reconcile Net Loss to Net Cash Used
   In Operating Activities
    Preferred Deemed Dividends.......................      29,248      247,712
    Depreciation and Amortization....................      65,300        9,546
    Net Assets of Manon Consulting, Ltd..............           0      (11,281)
    Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable.....    (203,710)     (39,935)
      (Increase) Decrease in Prepaid Expenses........      43,569      (34,697)
      Increase (Decrease) in Accounts Payable and
       Other Accrued Liabilities.....................     453,946       (3,995)
                                                      -----------  -----------
        Total Adjustments............................     388,353      167,350
                                                      -----------  -----------
        Net Cash Used In Operating Activities........  (3,381,600)  (1,373,592)
                                                      -----------  -----------
Cash Flows From Investing Activities
  Purchase of Property and Equipment.................    (315,335)     (33,642)
                                                      -----------  -----------
        Net Cash Used In Investing Activities........    (315,335)     (33,642)
                                                      -----------  -----------
Cash Flows From Financing Activities
  Proceeds From Sale of Common Stock.................   2,847,000    3,138,500
  Proceeds From the Sale of Preferred Stock..........     250,000    1,650,000
  Offering Costs.....................................     (13,770)    (123,750)
  Advances (Repayments) Notes Payable................      (1,000)     (24,000)
  Advances (Repayments) To Officers..................           0      (12,500)
                                                      -----------  -----------
        Net Cash Provided By Financing Activities....   3,082,230    4,628,250
                                                      -----------  -----------
Increase (Decrease) in Cash and Cash Equivalents.....    (614,705)   3,221,016

Cash and Cash Equivalents, Beginning of Year.........   3,440,791      219,775
                                                      -----------  -----------
Cash and Cash Equivalents, End of Year............... $ 2,826,086  $ 3,440,791
                                                      ===========  ===========
Supplemental Information:
  Cash paid for:
    Interest......................................... $         0  $         0
                                                      ===========  ===========
    Income taxes..................................... $         0  $         0
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                       NOTES TO THE FINANCIAL STATEMENTS

                          December 31, 1998 and 1997

Note 1--Organization

   MedCare Technologies, Inc. (the Company), a Delaware Corporation, has an authorized capital of 101,000,000 shares of which 100,000,000 shares are common stock with a par value of $.001 and 1,000,000 shares are preferred stock with a par value of $.25 per share.

   The Company has developed The Medcare Program, a nonsurgical, nondrug, noninvasive and cost-effective treatment program for urinary and rectal incontinence, and other pelvic disorders, utilizing behavioral and biofeedback techniques such as electromyography, designed to activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control.

   The Company engages in a Program Management Agreement with each Practice, which is defined as a physician or group of physicians, involved on a regular basis in the diagnosis, evaluation and treatment of urinary and rectal incontinence, as well as other pelvic dysfunction. The agreements have various expiration dates, typically run for a period of three (3) to five (5) years, and may be terminated upon the occurrence of certain conditions as set forth in the agreement. Each Practice also agrees to sign a Confidentiality and Noncompetition Agreement as a condition precedent to the performance by the Company of its obligations.

Note 2--Significant Accounting Policies

 A. Method of Accounting

   The Company's financial statements are prepared using the accrual method of accounting.

 B. Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

 C. Concentration of Credit Risk

   The Company maintains cash balances in excess of $100,000 at a local bank. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company also maintains U.S. Dollar cash balances in Canadian banks, that are not insured.

 D. Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Medcare Technologies, Corporation. All material intercompany transactions have been eliminated in consolidation.

 E. Property and Equipment

   Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives ranging from three to seven years.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

 F. Revenue Recognition

   Revenues are recognized at time of performance of services. The Company agrees to provide on an exclusive basis equipment, personnel and administrative services to the Practice in connection with the Practice's establishment and operation of the Program. Each Practice agrees to pay the Company a management fee for each patient visit to the Practice during which a patient receives services under the Program. The Company invoices the Practice for the management fee each calendar month, which is due in full, within forty-five (45) to sixty (60) days of the date of such invoice.

 G. Use of Estimates

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

 H. Income Taxes

   The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. See Note 10.

 I. Per Share of Common Stock

   Basic earnings or loss per share has been computed based on the weighted average number of common shares and common share equivalents outstanding. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. The number of shares used in computing earnings (loss) per common share at December 31, 1998 and 1997 was 7,302,387 and 7,270,185, respectively.

 J. Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123, effective January 1997. See Note 6.

 K. Business Segment Information

   The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on January 1, 1998. The Company operates in one industry segment, that being the treatment of urinary and rectal incontinence, and all of the activity flows through the Company's subsidiary. There were no material amounts of sales or transfers among geographic areas or major customers within the United States.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

 L. Presentation

   Certain accounts from prior years have been reclassified to conform with the current year's presentation.

 M. Pending Accounting Pronouncements

   It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

Note 3--Property and Equipment

   Property and equipment consists of the following at December 31:

                                                               1998     1997
                                                             -------- ---------
      Office Equipment...................................... $ 11,930 $   9,541
      Computer Equipment....................................  164,931    11,528
      Medical Equipment.....................................  127,315    29,799
      Computer Software.....................................   48,832         0
      Building Improvements.................................   11,695         0
      Furniture.............................................    1,500         0
                                                             -------- ---------
      Total.................................................  366,203    50,868
      Less Accumulated Depreciation......................... (82,573)  (17,342)
                                                             -------- ---------
      Net Book Value........................................ $283,630 $  33,526
                                                             ======== =========

   Depreciation charged to expense during the years ended December 31, 1998 and 1997 was $65,231 and $9,546, respectively.

Note 4--Long-Lived Assets--The MedCare Program

   On August 14, 1995, the Company acquired the rights to The MedCare Program, a urinary incontinence procedure in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company intends to amortize the cost of the system over 15 years, based on Management's estimated useful life of the protocol, beginning with the first year in which commercial sales occur. Management reassesses annually the estimated useful life. Such amortization will result in charges against earnings of $68 per year for each of the years. Amortization expense charged to operations during the years ended December 31, 1998, was $68.

Note 5--Notes Payable--Related Party

   During the year ended December 31, 1997, an Officer of the Company advanced the Company $1,000, which was due on demand and with no interest rate currently applicable. The Company repaid this loan in March 1998.

Note 6--Stock Options

   The Company has five stock option plans that provide for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under the Company's five stock option plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant and expire at various dates after the grant date.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

   The status of the Company's stock option plans is summarized below as of December 31:

                                                         Number of    Option
                                                          Shares       Price
                                                         ---------  -----------
      Outstanding at December 31, 1995 .................   500,000        $3.00
      Granted Under the 1996 Stock Option Plan .........   300,000         4.50
      Exercised Under the 1995 Stock Option Plan........   (36,000)        3.00
      Exercised Under the 1996 Stock Option Plan........    (3,000)        4.50
                                                         ---------  -----------
      Options Outstanding at December 31, 1996..........   761,000    3.00-4.50
      Granted Under the 1997 Stock Option Plan..........   200,000         4.50
      Granted Under the 1997 Stock Option Plan..........   300,000         6.50
      Exercised Under the 1995 Stock Option Plan........   (54,000)        3.00
      Exercised Under the 1996 Stock Option Plan........   (17,000)        4.50
                                                         ---------  -----------
      Options Outstanding at December 31, 1997.......... 1,190,000    3.00-6.50
      Exercised Under the 1995 Stock Option Plan........   (34,000)        3.00
      Exercised Under the 1996 Stock Option Plan........   (10,000)        4.50
      Granted Under the 1998 Stock Option Plan..........   500,000    6.50-9.25
      Granted Under the 1999 Stock Option Plan..........   200,000    6.00-9.25
                                                         ---------  -----------
      Options Outstanding at December 31, 1998.......... 1,846,000  $3.00-$6.50
                                                         =========  ===========

   The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

                                                            1998        1997
                                                         ----------  ----------
      Net Loss
        As reported..................................... $3,769,953  $1,540,942
        Pro forma....................................... $5,145,919  $2,728,965
      Net Loss Per Share
        As reported..................................... $    (0.52) $    (0.21)
        Pro forma....................................... $    (0.70) $    (0.38)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 1998 and 1997, respectively: dividend yield of 0%, expected volatility of 58% and 47%, risk-free interest rates of 5% and 5%, and expected lives of 8 and 8 years.

Note 7--Stock Warrants

   In July, 1997, the Company offered 300,000 shares of common stock at $6.00 each, along with an additional 300,000 common stock purchase warrants at $6.00 each, exercisable until July 7, 2002. In March 1998, 200,000 warrants to purchase shares of common stock were exercised at $6.00 per share, or $1,200,000.

   In November 1998, the Company issued through a Rule 506 Regulation D Private Placement, 300,000 shares of restricted common stock at $5.00 per share, or $1,500,000, and granted 300,000 common stock purchase warrants exercisable at $5.00 until October 14, 2004.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Note 8--Preferred Stock--Series A

   On June 20, 1997, the Company began offering for sale a Regulation D offering under Rule 506. This offering was for the Series A Preferred Stock of the Company and was sold for $10,000 per share, in minimum subscription amounts of at lease ten shares ($100,000) and in increments of five shares in excess thereof. The total offering was for $3,000,000, with a minimum of $1,650,000. The offering closed on July 8, 1997, with the minimum offering placed. The preferred stock was accompanied by warrants to purchase a number of shares of common stock of the Company equal to 33 1/3% multiplied by the aggregate purchase price of the Subscriber's preferred stock outstanding on each of nine, twelve and fifteen months following the closing date of the offering, divided by the Fixed Conversion Price as herein defined.

   The Series A Preferred Shareholder is entitled to convert, subject to the Company's right of redemption, if the conversion price is less than the Fixed Conversion Price at the time of receipt of a notice of conversion. The conversion price is equal to the lesser of 115% of the average Closing Bid Price for five trading days ending on June 6, 1997, which is $7.346 (The Fixed Conversion Price) or a discount, ranging from 10% to 20% over a 12 months period beginning July 8, 1997, of the average Closing Bid Price for five trading days immediately preceding the Date of Conversion divided into the original purchase price of the preferred stock, plus an 8% per annum accretion rate equal to the period that has passed since the closing date.

   During the year ended December 31, 1998, 140 shares of preferred stock were converted to 272,736 shares of common stock at various prices per share. In addition, 25 shares of preferred stock were issued to an investor at $10,000 per share in accordance with the terms of the original offering.

Note 9--Discontinued Operations of a Business Segment

   On January 1, 1997, the Company sold Manon Consulting, LTD at book value. No revenues or expenses are included in the consolidated financial statements for the year ended December 31, 1997. The Company reported a gain on the transaction of $15,770.

Note 10--Income Taxes

   There is no current or deferred tax expense for the years ended December 31, 1998 and 1997, due to the Company's loss position. The benefits of timing differences have not been previously recorded.

   The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet is a result of the following:

                                                              1998       1997
                                                           ----------  --------
      Deferred Taxes
        NOL Carryforwards................................. $1,767,643  $628,462
        Organization Costs................................    195,563   198,974
        Accrued Expenses..................................     93,163         0
        Depreciation......................................     (3,519)    1,156
                                                           ----------  --------
          Total........................................... $2,052,850  $828,592
      Valuation Allowance................................. (2,052,850) (828,592)
                                                           ----------  --------
          Net Deferred Tax Assets......................... $        0  $      0
                                                           ==========  ========

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

   A reconciliation between the statutory federal income tax rate (35%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

                                                                 1998    1997
                                                                 -----   -----
      Statutory Federal Income Tax Rate......................... (35.0)% (35.0)%
      Accretion of Preferred Stock Dividend.....................   0.3%    5.6%
      Other.....................................................   0.1%    0.5%
      Increase in Valuation Allowance...........................  34.6%   28.9%
                                                                 -----   -----
      Effective Income Tax Rate.................................   0.0%    0.0%

   The Company has available net operating loss carryforwards of $5,050,407 for tax purposes to offset future taxable income. The net operating loss carryforwards expire as follows:

             2002.......................... $      316
             2003..........................      1,030
             2004..........................     21,707
             2005..........................     10,201
             2011..........................    447,758
             2012..........................  1,314,593
             2013..........................  3,254,802
                                            ----------
                                            $5,050,407
                                            ==========

Note 11--Commitments and Contingencies

   Operating Leases--The company leases office space and office equipment under various noncancelable operating lease agreements which expire through 2003. The Company has a second office located in Vancouver, Canada, which is owned by one of the Company's directors, and is leased to the Company for $2,000 per month. There is an option to renew for an additional year. Rental expense charged to operations during the years ended December 31, 1998 and 1997 was approximately $90,000 and $24,000, respectively.

   Future minimum payments under noncancelable operating leases are as follows:

             1999............................. $66,082
             2000............................. $67,544
             2001............................. $66,486
             2002............................. $67,107
             2003............................. $ 5,602

   Employment Agreements--The Company has employment and stock option agreements with its President and Chief Executive Officer. The employment agreement provides for the officer to earn a minimum of $150,000 annually. Effective January 1, 1999, the officer shall earn a minimum of $200,000 annually through January 1, 2000. The officer is also eligible for an annual bonus for each fiscal year of the Company during the term based on performance standards as the Board or compensation committee designates. The officer shall also receive monthly an automobile allowance of five hundred ($500) per month. The stock option agreement grants the officer (a) an option to acquire five hundred thousand (500,000) shares at an exercise price per share of $6.50, 300,000 of which have vested, and (b) an option to acquire one hundred thousand (100,000) shares at an exercise price per share of $6.00, which have vested. The options granted shall terminate on July 1, 2005.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                NOTES TO THE FINANCIAL STATEMENTS--(Concluded)


Note 12--MedCare Program Sites

   The following program site locations were operating as of December 31, 1998: Norman, Oklahoma; Buffalo Grove, Illinois; Raleigh, North Carolina; Stamford, Connecticut; Kankakee, Illinois; Shelby, North Carolina; Kingwood, Texas; Mine Hill, New Jersey; Toledo, Ohio; Natick, Massachusetts; Fremont, California; Findlay, Ohio; Roswell, Georgia; Newport News, Virginia; Dallas, Texas; Owings Mills, Maryland; New York, New York; Baltimore, Maryland; Fayetteville, North Carolina; San Antonio, Texas; Alexandria, Virginia; Augusta, Georgia; Wentzville, Maryland; Amherst, Ohio; and Scottsdale, Arizona.

Item 8: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 9: Directors and Executive Officers of the Registrant

   The information required by this Item is included in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference.

Item 10: Executive Compensation

   The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated herein by reference.

Item 11: Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated herein by reference.

Item 12: Certain Relationships and Related Transactions

   The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated herein by reference.

                                    PART IV

Item 13: Exhibits and Reports on Form 8-K

   The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

   Reports on Form 8-K:

   On October 7, 1998, the Company filed a Form 8-K to disclose the resignation of Kundan S. Rayat as Secretary, Treasurer and a Director of the Company and Valerie Boeldt- Umbright as a Director of the Company. Greg Wujek was then elected to the Board of Directors and was named the new Secretary and Treasurer. In addition, Harmel S. Rayat resigned as the CEO of the Company and Jeff Aronin was elected to replace him.

   On November 19, 1998, the Company filed a Form 8-K to disclose that it had issued 300,000 shares of its common stock at $5.00 per share to Lyons Capital Corp., a Bermuda corporation, with a warrant to purchase an additional 300,000 shares at $5.00 per share as an offering pursuant to Regulation D, Rule 506. The warrant is exercisable until October 14, 2004.

   On February 7, 1999, the Company filed a Form 8-K to disclose that it had formed a new wholly owned subsidiary of the Company, Medcareonline.com, Inc.

                                   SIGNATURES

   Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 1999.

                                          MedCare Technologies, Inc.

                                                    /s/ Jeff Aronin
                                          By___________________________________
                                                        Jeff Aronin
                                                     CEO and President

                                                    /s/ Alan Jagiello
                                          By: _________________________________
                                                        Alan Jagiello
                                                             CFO

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Jeff Aronin              CEO and President               March 25, 1999
____________________________________
            Jeff Aronin

       /s/ Alan Jagiello             CFO                             March 25, 1999
____________________________________
           Alan Jagiello

                                 EXHIBIT INDEX

  Exhibit
  Number                         Exhibit Description
  -------                        -------------------

  3a.      Articles of Incorporation of Medcare Technologies, Inc. as
           amended to date. (Incorporated by reference to Exhibit 1 to
           Medcare Technologies Form 10-KSB for the year ended December
           31, 1997)
  3b.      By-Laws of Medcare Technologies, Inc. (Incorporated by
           reference to Exhibit 2 to Medcare Technologies Form 10-KSB for
           the year ended December 31, 1997).
  4a.      * Certificate of Designation
  4b.      * Subscription Agreement
  4c.      * Nine-Month Warrant
  4d.      * Twelve-Month Warrant
  4e.      * Fifteen-Month Warrant
  4f.      * Preferred Warrants
  4g.      * Registration Rights
  4h.      * Instructions to Transfer Agent
  4i.      * Agreement and Amendment
  4j.      * Agreement and Amendment for Queensway Financial Holdings
           Ltd.
  4k.      * Three-Month Warrant
  4l.      * Swartz Warrant
  4m.      * Escrow Agreement
  4n.      * Exhibit A to Escrow Agreement
 10a.      * 1995 Stock Option Plan
 10b.      * 1996 Stock Option Plan
 10c.      * 1997 Stock Option Plan
 10d.      1998 Stock Option Plan
 10e.      1999 Stock Option Plan
 10f.      Employment and Stock Agreement, dated as of December 9, 1998 between Medcare Technologies, Inc. and Jeffrey S. Aronin
 10g.      Sublease dated as of December 31, 1997 between Medcare
           Technologies, Inc. and Delta Dental Plans Association
  21.      Subsidiaries of the Registrant
  27.      Financial Data Schedule

*--Incorporated by reference to Medcare Technologies Form SB-2, File number 333-41611