Form 10KSB/A
period 1998-12-31
MEDCARE TECHNOLOGIES INC
filed 1999-04-30
CIK 1002422

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K(X) [X]

   Revenues for last fiscal year were $786,586

   Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of April 26, 1999: $52,370,514. Number of shares of Common Stock, $0.001 par value, outstanding as of April 26, 1999:
7,831,105.

                DOCUMENTS INCORPORATED BY REFERENCE: None

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

 The Program Management Agreement

   Each physician or practice (a "Practice") that contracts with MedCare to utilize the MedCare Program signs a Program Management Agreement which defines the terms and conditions of the relationship. The Practice has exclusive authority and responsibility for professional supervision and judgements required in the diagnosis of patients and in the selection and performance of procedures for the benefit of the Practice's patients. MedCare provides various support and administrative services and assistance in operating the Program, but is not a provider or supplier of medical or professional services. MedCare leases the equipment and support personnel to the Practice and trains the support personnel to assist the Practice, operate the equipment and educate all the patients. The Practice has the right to approve or disapprove the support personnel provided by MedCare and must supervise all activities of the support personnel. The Practice agrees to engage MedCare on an exclusive basis as manager of the Practice's programs for the treatment of the patient conditions using behavioral and biofeedback techniques. The Practice is required to provide, at its own expense, an area of sufficient space for the performance of the MedCare Program.

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

Risk of Low-Priced Stocks

   If the Company's securities were delisted from the Nasdaq Small Cap Market and no other exclusion from the definition of a "penny stock" under applicable Securities and Exchange Commission regulations were available, such securities would be subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale.

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

   During fiscal 1998, 200,000 warrants to purchase Common Stock were exercised at $6 per share, or $1,200,000. In addition, on November 6, 1998, the Company issued 300,000 shares of its common stock at $5.00 per share to Lyons Capital Corporation, a Bermuda corporation, with a warrant to purchase an additional 300,000 shares at $5.00 per share pursuant to an offering made under Rule 506 promulgated under the Securities Act of 1933, as amended ("Rule 506"). The warrant is exercisable until October 14, 2004. The proceeds were used for working capital and expansion of operations.

   On February 1, 1997, pursuant to Rule 506, 176,000 shares of Common Stock were offered at a price of $6.25 per share, for a total offering of $1,100,000. This offering was completed on February 4, 1997. The proceeds were used for working capital and expansion of operations.

   On July 7, 1997, pursuant to Rule 506, 300,000 shares of Common Stock were offered at $6.00 per share, plus 300,000 warrants exercisable at $6.00 per warrant until July 7, 2002, for a total offering of $1,800,000. This offering was completed on July 30, 1997 and the proceeds used for working capital and expansion of the MedCare Program.

   On June 20, 1997, pursuant to Rule 506, the Company began offering for sale Series A Preferred Stock of the Company for $10,000 per share, in minimum subscription amounts of at least ten shares ($100,000) and increments of five shares in excess thereof. The offering closed on July 8, 1997 with the minimum offering of $1,650,000 placed. The proceeds were used for working capital and expansion of operations.

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

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 1998 and 1997

                                                      Year Ended   Year Ended
                                                       December     December
                                                       31, 1998     31, 1997
                                                      -----------  -----------
Revenues............................................. $   786,586  $    91,802
General and Administrative Expenses..................   4,689,400    1,515,459
                                                      -----------  -----------
Operating Loss.......................................  (3,902,814)  (1,423,657)
Other Income (Expense)
  Interest Income....................................     162,109      119,146
  Loss From Discontinued Operations..................           0       (4,489)
  Gain on Sale of Subsidiary.........................           0       15,770
                                                      -----------  -----------
    Total Other Income (Expense).....................     162,109      130,427
                                                      -----------  -----------
Net Loss.............................................  (3,740,705)  (1,293,230)
Less: Preferred Deemed Dividends.....................     (29,248)    (247,712)
                                                      -----------  -----------
Net Loss Available to Common Stockholders............ $(3,769,953) $(1,540,942)
                                                      ===========  ===========
Earnings Per Common Share and Common Share
 Equivalents......................................... $     (0.52) $     (0.21)
Weighted Number of Common Shares Outstanding.........   7,302,387    7,270,185



   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the Years Ended December 31, 1998 and 1997

                            Preferred
                              Stock       Common Stock   Additional    Retained
                          ------------- ----------------   Paid In     Earnings
                          Shares Amount  Shares   Amount   Capital     (Deficit)      Total
                          ------ ------ --------- ------ -----------  -----------  -----------
Balance, December 31,
 1996...................      0     0   6,445,185 $6,445 $ 1,372,631  $(1,169,693) $   209,383
Recovery of Write Off of
 Excess of Liabilities
 over Assets on Sale of
 Manon Consulting, Ltd..                                                  (11,283)     (11,283)
Issuance of Common Stock
 Under 1996 Stock Option
 Plan at $4.50 Per Share
 Through December 31,
 1997...................                   17,000     17      76,483                    76,500
Issuance of Common Stock
 Under 1995 Stock Option
 Plan at $3.00 Per Share
 Through December 31,
 1997...................                   54,000     54     161,946                   162,000
Issuance of Common Stock
 Under a Private
 Placement Dated March
 25, 1997, at $6.25 Per
 Share..................                  176,000    176   1,099,824                 1,100,000
Issuance of Preferred
 Stock Under a Private
 Placement Dated July 8,
 1997, at $10,000 Per
 Share..................    165    41                      1,649,959                 1,650,000
Less cost of Private
 Placement..............                                    (123,750)                 (123,750)
Periodic Imputed Cost of
 Preferred Stock Issued
 on July 8, 1997........                                     247,712                   247,712
Issuance of Common Stock
 Under a Private
 Placement Dated July 7,
 1997, at $6.00 Per
 Share..................                  300,000    300   1,799,700                 1,800,000
Net Loss Available to
 Common Stockholders for
 the Year Ended December
 31, 1997...............                                               (1,540,942)  (1,540,942)
                           ----   ---   --------- ------ -----------  -----------  -----------
Balance, December 31,
 1997...................    165    41   6,992,185  6,992   6,284,505   (2,721,918)   3,569,620
Issuance of Common Stock
 For Prior Year
 Consulting Agreement...                    6,000      6          (6)                        0
Issuance of Common Stock
 For Prior Period Error.                    1,194      1          (1)                        0
Issuance of Common Stock
 For Warrants Exercised
 on March 31, 1998, at
 $6.00 Per Share........                  200,000    200   1,199,800                 1,200,000
Issuance of Common Stock
 at $7.346 in an
 Exercise of Cashless
 Warrants...............                    8,990      9          (9)                        0
Placement of Preferred
 Stock in Escrow at
 $10,000 Per Share Per
 Offering Dated June
 1998...................    165    41                      1,649,959                 1,650,000
Withdrawal of Funds In
 Escrow Per Offering
 Dated June, 1998, at
 $10,000 Per Share......   (140)  (35)                    (1,399,965)               (1,400,000)
Offering Costs
 Associated With Three
 Month Warrant to
 Purchase 25 Shares of
 Preferred Stock........                                     (13,770)                  (13,770)
Issuance of Common Stock
 Under a 506D Offering
 on November 6, 1998 at
 $5.00 Per Share........                  300,000    300   1,499,700                 1,500,000
Issuance of Common Stock
 for Conversion of
 Preferred Stock at
 Various Prices Per
 Share..................   (140)  (35)    272,736    273        (238)
Issuance of Common Stock
 Under 1995 Stock Option
 Plan at $3.00 Per
 Share..................      0     0      34,000     34     101,966                   102,000
Issuance of Common Stock
 Under 1996 Stock Option
 Plan at $4.50 Per
 Share..................      0     0      10,000     10      44,990                    45,000
Preferred Deemed
 Dividend...............                                      29,248                    29,248
Net Loss Available to
 Common Stockholders for
 the Year Ended December
 31, 1998...............                                               (3,769,953)  (3,769,953)
                           ----   ---   --------- ------ -----------  -----------  -----------
Balance, December 31,
 1998...................     50   $12   7,825,105 $7,825 $ 9,396,179  $(6,491,871) $ 2,912,145
                           ====   ===   ========= ====== ===========  ===========  ===========

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

Item 8: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 9: Directors and Executive Officers of the Registrant

                                                              Director/Officer
       Name          Age               Position                    Since
       ----          ---               --------               ----------------
Harmel S. Rayat      37  Chairman & Director                   September 1995
Jeffrey S. Aronin    31  President, CEO & Director             July 1997
Gregory Wujek        37  VP of Managed Care & Director         August 1998
Dr. Michael M. Blue  54  Director                              August 1996
Alan P. Jagiello     33  CFO, Treasurer, Secretary & Director  March 1999

Information Concerning Current Officers and Directors

   The following narrative describes the positions held by the Company's current officers and directors. Except for Jeff Aronin, CEO and President, the officers were appointed to their positions, and continue in such positions at the discretion of the directors. Jeff Aronin has an employment contract with the Company as described under the heading "Executive Compensation". During 1998, the Board met four times and each board member attended at least 75% of the board and committee meetings that were held while they were in office. The Company has established both a compensation and audit committee, each of which is comprised of the two non-employee directors (Harmel S. Rayat and Dr. Michael M. Blue).

   HARMEL S. RAYAT (Age 37) Chairman of the Board, Director. Mr. Rayat is one of the co-developers of the MedCare Program. Mr. Rayat has been in the venture capital industry since 1981 and since January 1993 has been the president of Hartford Capital Corporation, a company which specializes in providing early stage funding and investment banking services to emerging growth corporations. From January 1989 through December 1992, Mr. Rayat was the President and CEO of K.S. Rayat & Company, an investment banking and venture capital company, where he was responsible for research, due diligence and investment strategy in early stage, venture capital investments. Mr. Rayat has been a director of the Company since September 1995, President from June 1996 until June 1997 and is currently Chairman. Mr. Rayat also serves as a director for American Alliance Corporation and Scottsdale Scientific, Inc., both non-reporting companies trading on the NASD OTC Bulletin Board.

   JEFFREY S. ARONIN (Age 31) President and Chief Executive Officer, Director. Mr. Aronin has extensive experience in the healthcare industry, with particular expertise in corporate development, sales management, health care marketing and managed health care. Mr. Aronin joined Carter Wallace, a major pharmaceutical firm, in May of 1989. At Carter Wallace, Mr. Aronin held many positions as he advanced through management in sales marketing and managed care. In September 1995, Mr. Aronin left Carter Wallace to join American Health Products Corporation, where he ran the marketing division focusing on marketing and business development and made significant contributions toward the growth of its business. Mr. Aronin joined the Company as its President and Chief Operating Officer in July 1997, at which time he also became a member of its Board of Directors. He holds a degree in marketing and finance as well as an MBA .

   GREGORY WUJEK (Age 37) Vice President of Managed Care, Director. Mr. Wujek joined the Company in November 1997 and brought with him over 10 years of sales/marketing and management experience in the healthcare industry. Over the course of seven years, Mr. Wujek worked at Forest Laboratories, an international pharmaceutical concern, holding positions in sales/marketing and management and his last two years as Director of the Managed Care Department. In this role, Mr. Wujek directed and assisted in all industry related areas such as sales, marketing, contract negotiation, pricing, product launches, military and government contracting, and management. Prior to joining the Company, Mr. Wujek held the position of Vice President of Sales at SMG Marketing Group, a consulting firm to the healthcare industry. Mr. Wujek consulted for several international pharmaceutical companies on the dynamics of marketing to the managed care marketplace. Mr. Wujek is responsible for directing and assisting with the day to day operations of both the sales and clinical departments, IS functions, and marketing the MedCare Program to all areas of managed care.

   MICHAEL M. BLUE, M.D. (Age 54) Director. Dr. Blue is a Board-certified urologist who has practiced general urology for over twenty years. He is a member of the American Medical Association, Oklahoma State Medical Association, South Central Urological Association and the American Urological Association. Dr. Blue has been a sole practitioner in private practice for the past twenty years. Dr. Blue joined the Board of Directors of the Company in August 1996 and is responsible for supervising and continuing the development of all medical aspects of the MedCare program, as well as interacting and answering questions from other doctors utilizing the MedCare Program.

   ALAN P. JAGIELLO (Age 33) Chief Financial Officer, Secretary, Treasurer, Director. Mr. Jagiello is a certified public accountant with over 10 years of experience in public accounting at Arthur Andersen LLP. Prior to joining the Company in December 1998, Mr. Jagiello worked in Arthur Andersen's U.S. Professional Standards Group, where he consulted with clients and audit engagement teams on technical matters of accounting and Securities and Exchange Commission reporting. The Professional Standards Group sets, monitors and disseminates policies on accounting and auditing standards for Arthur Andersen worldwide and represents the firm before the Financial Accounting Standards Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and the International Accounting Standards Committee. Before joining this group, Mr. Jagiello assisted numerous clients ranging from large, multinational corporations to closely held businesses, and has provided due diligence services on acquisitions, performed benchmarking projects and prepared internal control recommendations. Mr. Jagiello, has authored a number of publications regarding technical accounting issues and is a member of the American Institute of Certified Public Accountants.

   None of the foregoing persons is related by blood, marriage or adoption to any other such person.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Other than the Company's Chairman, the Company is not aware of any beneficial owner of more than 10 percent of its registered Common Stock for purposes of Section 16(a).

   Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 1998 all filing requirements applicable to its directors and executive officers were satisfied.

Item 10: Executive Compensation

   The following table shows, for the three-year period ended December 31, 1998, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 1998 that exceeded $100,000.

                        Summary Compensation Table

                                                         Securities
                                                         Underlying
                                                          Options    All Other
Name and Principal Position  Year  Salary   Bonus  Other  Granted   Compensation
---------------------------  ---- -------- ------- ----- ---------- ------------
Harmel S. Rayat............  1998 $ 25,000 $     0  $ 0         0     $     0
 Chairman, (CEO until
  August, 1998)              1997 $ 40,000 $     0  $ 0         0     $     0
                             1996 $      0 $     0  $ 0   160,000     $     0

Jeff Aronin................  1998 $118,750 $51,000  $ 0   100,000     $12,000
 President, (CEO since
  August, 1998)              1997 $ 46,433 $     0  $ 0   500,000     $ 3,000
                             1996 $      0 $     0  $ 0               $     0

Greg Wujek.................  1998 $ 95,000 $27,500  $ 0   155,000     $ 3,600
 VP of Managed Care          1997 $ 12,050 $     0  $ 0         0     $     0
                             1996 $      0 $     0  $ 0         0     $     0

Stock Option Grants in 1998

   Shown below is further information regarding employee stock options awarded during 1998 to the named officers and directors:

                                       Number of  % of Total
                                       Securities  Options
                                       Underlying Granted to Exercise Expiration
      Name                              Options   Employees   Price      Date
      ----                             ---------- ---------- -------- ----------
      Harmel S. Rayat.................        0       0%        N/A       N/A
      Jeff Aronin.....................  100,000      24%      $6.00      2009
      Greg Wujek......................  155,000      38%      $7.00      2005

Aggregated Option Exercises During 1998 and Year-End Option Values

   The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

                            Common Shares Underlying  Value of Unexercised In-
                             Unexercised Options on       The-Money Options
                                    12/31/98                 on 12/31/98
                            ------------------------- -------------------------
      Name                  Exercisable Unexercisable Exercisable Unexercisable
      ----                  ----------- ------------- ----------- -------------
      Harmel S. Rayat......         0            0            0          0
      Jeff Aronin..........   400,000      200,000      $15,625        $ 0
      Greg Wujek...........    67,500       87,500      $     0        $ 0

   There were no options exercised by any of the officers listed above in 1998.

   The value of the options is calculated using the fair market value of the Company's Common Stock on December 31, 1998 ($6.16 per share) minus the exercise price per share, of the in-the-money options, multiplied by the number of shares subject to each option.

Employment Contracts

   On December 15, 1998, the Company entered into an employment agreement with Jeff Aronin, CEO and President. The employment agreement is for two years from December 9, 1998 and is automatically extended for successive one-year periods unless the Company or Mr. Aronin delivers to the other party written notice specifying such party's intent not to extend or re-extend the term for an additional one-year period. The employment agreement entitles Mr. Aronin to receive an annual base salary of not less than $150,000; provided, however, that, effective January 1, 1999, Mr. Aronin will receive an annual base salary of not less than $200,000. In addition to the base salary, Mr. Aronin will be eligible for an annual bonus for each fiscal year during the term based on such performance standards as the Board or compensation committee designated by the Board may establish. The Company also entered into a stock option agreement with Mr. Aronin, which grants him an option to purchase 500,000 shares at $6.50 per share (300,000 of which options are already vested) and an additional option to purchase 100,000 shares at $6.00 (all of which options are vested). Upon any change in control, all of the aforementioned options vest immediately.

Item 11: Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth, as of March 25, 1999, the beneficial ownership of the Company's Common Stock by each nominee, director and executive officer of the Company, each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

                                                              Number of
      Person or Group                                          Shares   Percent
      ---------------                                         --------- -------
      Harmel S. Rayat........................................ 2,000,000  25.5%
       216-1628 West First Avenue
       Vancouver, B.C. V6J 1G1 Canada

      Jeff Aronin............................................   401,000   4.9%
       1515 West 22nd Street
       Oak Brook, Illinois 60523

      Greg Wujek.............................................    67,500    .8%
       1515 West 22nd Street
       Oak Brook, Illinois 60523

      Alan Jagiello..........................................       -0-    N/A
       1515 West 22nd Street
       Oak Brook, Illinois 60523

      Dr. Michael Blue.......................................   119,000   1.4%
       500 E. Robinson St., Suite 700
       Norman, Oklahoma 73071

      Lyons Capital Corporation..............................   600,000   7.4%
       Brenda C. Pratt
       President, Secretary, Treasurer
       and sole shareholder
       24 Reid Street
       Hamilton, HM11
       Bermuda

      Matrix Capital Corp....................................   600,000   7.4%
       Eric Smith, President and sole shareholder
       P.O. Box 69, Front Street
       Grand Turk, Turks & Caicos Islands

      Directors and Executive Officers as a group (5
       persons).............................................. 2,587,500  30.7%

Item 12: Certain Relationships and Related Transactions

   None.

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

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Jeff Aronin              CEO and President               March 25, 1999
____________________________________
            Jeff Aronin

       /s/ Alan Jagiello             CFO                             March 25, 1999
____________________________________
           Alan Jagiello

                                 EXHIBIT INDEX

  Exhibit
  Number                         Exhibit Description
  -------                        -------------------

  3a.      Articles of Incorporation of Medcare Technologies, Inc. as
           amended to date. (Incorporated by reference to Exhibit 1 to
           Medcare Technologies Form 10-KSB for the year ended December
           31, 1997)
  3b.      By-Laws of Medcare Technologies, Inc. (Incorporated by
           reference to Exhibit 2 to Medcare Technologies Form 10-KSB for
           the year ended December 31, 1997).
  4a.      * Certificate of Designation
  4b.      * Subscription Agreement
  4c.      * Nine-Month Warrant
  4d.      * Twelve-Month Warrant
  4e.      * Fifteen-Month Warrant
  4f.      * Preferred Warrants
  4g.      * Registration Rights
  4h.      * Instructions to Transfer Agent
  4i.      * Agreement and Amendment
  4j.      * Agreement and Amendment for Queensway Financial Holdings
           Ltd.
  4k.      * Three-Month Warrant
  4l.      * Swartz Warrant
  4m.      * Escrow Agreement
  4n.      * Exhibit A to Escrow Agreement
 10a.      * 1995 Stock Option Plan
 10b.      * 1996 Stock Option Plan
 10c.      * 1997 Stock Option Plan
 10d.      **1998 Stock Option Plan
 10e.      **1999 Stock Option Plan
 10f.      **Employment and Stock Agreement, dated as of December 9, 1998 between Medcare Technologies, Inc. and Jeffrey S. Aronin
 10g.      **Sublease dated as of December 31, 1997 between Medcare
            Technologies, Inc. and Delta Dental Plans Association
  21.      **Subsidiaries of the Registrant
  27.      **Financial Data Schedule

 *--Incorporated by reference to Medcare Technologies Form SB-2, File number 333-41611

**--Incorporated by reference to Medcare Technologies 1998 Form 10-KSB