Form 10QSB
period 1999-03-31
MEDCARE TECHNOLOGIES INC
filed 1999-05-14
CIK 1002422

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)


      X      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    -----    SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended March 31, 1999

    ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _______

Commission file number:  0-28790


                           MEDCARE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)



DELAWARE                                                87-0429962 B
---------                                               ------------
(State or other                                         (IRS Employer
jurisdiction of                                         Identification No.)
incorporation or
organization)

Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois    60523
---------------------------------------------------------  -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (630) 472-5300
                                                          --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the
past 90 days.                Yes   X      No
                                  ---
The number of shares of the Registrant's Common Stock, $0.001 par value, as of May 13th, 1999: 7,831,105
                ---------

                           MEDCARE TECHNOLOGIES, INC.
                   FORM 10-QSB, QUARTER ENDED MARCH 31, 1999

INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheet as of March 31, 1999........................... 3
Consolidated Statement of Operations for the Quarter
 Ended March 31, 1999..................................................... 4
Consolidated Statement of Cash Flows For The Quarter
 Ended March 31, 1999..................................................... 5
Notes to Interim Consolidated Financial Statements........................ 6


All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2    Management's Discussion and Analysis............................ 7

PART II   OTHER INFORMATION

Item 1    Legal Proceedings.............................................. 10
Item 2    Changes in Securities.......................................... 10
Item 3    Defaults Upon Senior Securities................................ 10
Item 4    Submission of Matters to a Vote of Security Holders............ 10
Item 5    Other Information.............................................. 10
Item 6    Exhibits and Reports on Form 8-K............................... 10
          Signatures..................................................... 10

Item 1    Financial Statements
--------  --------------------

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEET
MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                            (Unaudited)
                                                                             March 31,              December 31,
                                ASSETS                                          1999                    1998
                                                                            -------------          --------------
Current Assets
--------------
Cash                                                                           $ 1,549,597             $ 2,826,086

Accounts Receivable, net of Allowance for Doubtful Accounts of
   $45,061 and $45,165                                                             339,748                 271,240
                                                                              ------------            ------------
Total Current Assets                                                             1,889,345               3,097,326

Property and Equipment, Net                                                        364,469                 283,630

Intangible Assets-the MedCare Program, net of
   Accumulated Amortization of $85 and $68                                             915                     932
                                                                              ------------            ------------
Total Assets                                                                   $ 2,254,729             $ 3,381,888
                                                                              ============            ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

Accounts Payable                                                               $   213,007             $   260,142
Accrued Liabilities                                                                 85,898                 209,601
                                                                              ------------            ------------
Total Current Liabilities                                                          298,905                 469,743

Stockholders' Equity
--------------------

Preferred Stock $.25 Par Value, Authorized 1,000,000; Issued
   and outstanding, 50  Convertible Series A
   at March 31, 1999 and December 31, 1998                                              12                      12

Common Stock - $0.001 Par Value Authorized 100,000,000; Issued
   and Outstanding, 7,831,105 and 7,825,105 Shares at
   March 31, 1999 and December 31, 1998, respectively                                7,831                   7,825

Additional Paid in Capital                                                       9,414,173               9,396,179

Retained Earnings                                                               (7,466,192)             (6,491,871)
                                                                              ------------            ------------
Total Stockholders' Equity                                                       1,955,824               2,912,145
                                                                              ------------            ------------
Total Liabilities and Equity                                                   $ 2,254,729             $ 3,381,888
                                                                              ============            ============


MEDCARE TECHNOLOGIES, INC AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                                (Unaudited)
                                                                               Three Months                 Three Months
                                                                                   Ended                        Ended
                                                                                  3/31/99                      3/31/98
                                                                               --------------               --------------
Revenues                                                                         $    394,063                   $  227,008

General and Administrative Expenses                                                 1,392,416                      765,710
                                                                               --------------               --------------

Operating Loss                                                                       (998,353)                    (538,702)

Interest Income                                                                        24,032                       42,669
                                                                               --------------               --------------

Net Loss Available to Common Stockholders                                            (974,321)                   ($496,033)

Loss Per Common Share & Common
  Share Equivalants (Basic & Diluted)                                                  ($0.12)                      ($0.06)

Weighted Number of Common Shares Outstanding                                        7,829,949                    7,734,915

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                           (Unaudited)
                                                                                          For the Three     For the Three
                                                                                           Months Ended      Months Ended
                                                                                                3/31/99           3/31/98
                                                                                          -------------     -------------
Cash Flows from Operating Activities - Net Loss                                                (974,321)        ($496,033)

Adjustments to Reconcile Net Loss to Net Cash Providing by Operating Activities:
--------------------------------------------------------------------------------
Depreciation and Amortization                                                                    20,541             3,385
Decrease in Accounts Receivable                                                                 (68,508)         (102,153)
Increase in Prepaid Expenses                                                                          0            61,663
Increase (Decrease) in Accounts Payables and Accrued Liabilities                               (170,838)           46,952
                                                                                          -------------     -------------
Total Adjustments                                                                              (218,805)            9,847

Net Cash Used by Operating Activities                                                        (1,193,126)         (486,186)

Cash Flow from Invesing Activities:
-----------------------------------
Purchase of Property & Equipment                                                               (101,363)           (8,725)
                                                                                          -------------     -------------
Net Cash Flows from Investing Activities                                                       (101,363)           (8,725)

Cash Flow from Financing Activity
---------------------------------
Proceeds from sale of common stock                                                               18,000         1,281,000
Repayments to Officers                                                                                0            (1,000)
                                                                                          -------------     -------------
Net Cash Provided by Financing Activities                                                        18,000         1,280,000

Increase (Decrease) in Cash and Cash Equivalants                                            ($1,276,489)       $  785,089

Cash and Cash Equivalants at Beginning of Period                                           $  2,826,086        $3,440,791

Cash and Cash Equivalants at End of Period                                                 $  1,549,597        $4,225,880

Supplemental Information
    Cash Paid for:
    Interest                                                                                          0                 0
    Income taxes                                                                                      0                 0

                           MEDCARE TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1.  Statement of Information Furnished
-------------------------------------------

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months period ended March 31, 1999, and the statement of cash flows for the three months period ended March 31, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1998 Annual Report on Form 10-KSB.

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

Overview
--------

     During 1998, the Company engaged in only one type of business, the offering of the MedCare Program, as described below. On January 21, 1999, the Company formed a new, wholly owned subsidiary of the Company, Medcareonline.com, Inc. In January 1999, the Company, through Medcareonline.com, Inc., announced its intention to offer a comprehensive healthcare portal offering adult gender specific health information. As of March 31, 1999, the Company has not generated any revenues from Medcareonline.com.

     The "MedCare Program" is a discrete package of equipment, software and services developed by MedCare to assist physicians in providing non-pharmaceutical, non-invasive treatment to patients suffering from urinary incontinence ("UI") and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation. The MedCare Program is used by physicians to support a treatment plan based primarily on behavioral modification techniques such as electromyography ("EMG") biofeedback, pelvic floor muscle exercise, and bladder and bowel retraining. Utilizing the MedCare Program, physicians help patients activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control. Therapy is provided through computerized instrumental EMG biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened and coordinated. The MedCare Program is available through the practices of physicians, either in a private office, clinic, or a hospital setting.

     To date, the Company has not received significant revenues due to the early stage nature of the Company's business and has incurred ongoing operating losses due to costs related to research, business development, website development, management and staff recruitment, establishing training systems and providing ongoing training, development of advertising and marketing programs, and other costs associated with establishing corporate infrastructure necessary for contracting with additional physicians for utilization of the MedCare Program on a national basis. Although planned principal operations have commenced, substantial revenues have yet to be realized.

Results of Operations
---------------------

     Revenues. The Company experienced a 74% increase in revenues over last year's first quarter results with revenues of $394,063 and $227,008 for the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company had 47 MedCare Program sites established versus 12 sites as of March 31, 1998. The Company has also introduced a new version of the MedCare Program to physicians which requires each new physician to share the up front costs, pay the clinician's salary and pay MedCare a set monthly management fee. Under the new version, the physician enjoys a potentially higher revenue stream, while at the same time allows MedCare to reach a greater number of doctors that were previously excluded from the MedCare Program.

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

     General and Administrative Expenses. During the three months ended March 31, 1999, the Company incurred $1,392,416 in general and administrative expenses, an increase of 82% over first quarter 1998 expenses of $765,710. The Company experienced a $.12 per share loss for the quarter ended March 31, 1999, versus a $.06 per share loss for the quarter ended March 31, 1998. This increase is primarily attributable to costs associated with the development of advertising and marketing programs, public relations, hiring and training expenses of clinical and managerial personnel, development of Medcareonline.com, and ongoing general operating expenses.

     Interest Income. Interest income was $24,032 and $42,669 for the quarters ended March 31, 1999 and 1997, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

     Provision for Income Taxes. As of March 31, 1999, the Company's accumulated deficit was $7,521,192. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.


Liquidity and Capital Resources
-------------------------------

     As of March 31, 1999, the Company's cash balance was $1,549,597 compared to $2,826,086 as of March 31, 1998. The Company has financed its operations primarily through private placement of Common Shares, Preferred Shares and the exercise of Stock Options.

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

     Due to the "start up" nature of the Company's business, the Company expects to incur losses as it expands its business. The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

                          PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
---------------------------

None

Item 2    Changes in Securities
-------------------------------

     As detailed in the financial statements, the Company issued 6,000 shares of its common stock due to the exercise of employee stock options during the first quarter of 1999.

Item 3    Defaults Upon Senior Securities
-----------------------------------------

None

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

None

Item 5    Other Information
---------------------------

None

Item 6    Exhibits and Reports on Form 8-K
------------------------------------------

On February 7, 1999, the Company filed a Form 8-K to disclose that it had formed a new wholly owned subsidiary of the Company, Medcareonline.com, Inc.

Signature Page
--------------

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEDCARE TECHNOLOGIES, INC.


                                      /s/ Jeffrey S. Aronin
                                      ---------------------
                                      Jeffrey S. Aronin
                                      CEO and President


                                      /s/ Alan Jagiello
                                      -----------------
                                      By Alan Jagiello
                                      CFO

Dated: May 13, 1999