Form 10QSB
period 1999-06-30
MEDCARE TECHNOLOGIES INC
filed 1999-08-04
CIK 1002422

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 1999

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to
                                     ----    ----

Commission file number: 0-28790


                          MEDCARE TECHNOLOGIES, INC.
                          --------------------------
            (exact name of registrant as specified in its charter)


DELAWARE                                     87-0429962 B
--------                                     ------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois  60523
--------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (630) 472-5300
                                                         --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the
past 90 days.         Yes   X   No
                            -

The number of shares of the Registrant's Common Stock, $0.001 par value, as of July 30, 1999: 7,831,160
               ---------

                          MEDCARE TECHNOLOGIES, INC.
                   FORM 10-QSB, QUARTER ENDED JUNE 30, 1999

INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheet as of June 30, 1999 .............................  3
Consolidated Statement of Operations for the Quarter Ended June 30, 1999 ...  4
Consolidated Statement of Cash Flows For The Quarter Ended June 30, 1999....  5
Notes to Interim Consolidated Financial Statements .........................  6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 Management's Discussion and Analysis ................................  9

PART II   OTHER INFORMATION

Item 1 Legal Proceedings ................................................... 12
Item 2 Changes in Securities and Use of Proceeds............................ 12
Item 3 Defaults Upon Senior Securities ..................................... 12
Item 4 Submission of Matters to a Vote of Security Holders ................. 12
Item 5 Other Information ................................................... 13
Item 6 Exhibits and Reports on Form 8-K..................................... 13

       Signatures .......................................................... 13

Item I   Financial Statements
-----------------------------

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                    (Unaudited)
                                                                      June 30,      December 31,
                          ASSETS                                        1999           1998
                                                                        ----           ----
Current Assets
--------------
Cash                                                                 $ 4,788,076     $ 2,826,086

Accounts Receivable, net of Allowance for Doubtful Accounts of
  $40,144 and $45,165                                                    442,869         271,240
                                                                     -----------     -----------
Total Current Assets                                                   5,230,945       3,097,326

Property and Equipment, Net                                              350,643         283,630

Intangible Assets - the MedCare Program, net of
  Accumulated Amortization of $102 and $68                                   898             932
                                                                     -----------     -----------
Total Assets                                                         $ 5,582,486     $ 3,381,888
                                                                     ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts Payable                                                     $   323,573     $   260,142
Accrued Liabilities                                                      121,615         209,601
                                                                     -----------     -----------
Total Current Liabilities                                                445,188         469,743

Redeemable Preferred Stock - Series B                                  4,632,515               0

Stockholders' Equity
--------------------

Preferred Stock $.25 Par Value, Authorized 1,000,000; Issued
  and outstanding, 50 Convertible Series A
  at June 30, 1999 and December 31, 1998                                      12              12

Common Stock - $0.001 Par Value Authorized 100,000,000; Issued
  and Outstanding, 7,831,160 and 7,825,105 Shares at
  June 30, 1999 and December 31, 1998, respectively                        7,831           7,825

Additional Paid in Capital                                             9,414,173       9,396,179

Retained Earnings                                                     (8,917,233)     (6,491,871)
                                                                     -----------     -----------
Total Stockholders' Equity                                               504,783       2,912,145
                                                                     -----------     -----------
Total Liabilities and Equity                                         $ 5,582,486     $ 3,381,888
                                                                     ===========     ===========

MEDCARE TECHNOLOGIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                Three Months     Three Months      Six Months       Six Months
                                                    Ended            Ended            Ended            Ended
                                                   6/30/99          6/30/98          6/30/99          6/30/98
                                                ------------     ------------      -----------      -----------
Revenues                                         $   553,090      $   151,815      $   947,152      $   378,823

General and Administrative Expenses                1,287,258        1,320,125        2,679,674        2,085,835
                                                 -----------      -----------      -----------      -----------
Operating Loss                                      (734,168)      (1,168,310)      (1,732,522)      (1,707,012)

Interest Income                                       31,763           52,459           55,796           95,128
                                                 -----------      -----------      -----------      -----------
Net Loss                                         $  (702,405)     $(1,115,851)     $(1,676,726)     $(1,611,884)

Less: Preferred Stock Deemed Dividends              (748,636)               0         (748,636)               0
                                                 -----------      -----------      -----------      -----------
Net Loss Available to Common Stockholders         (1,451,041)      (1,115,851)      (2,425,362)      (1,611,884)

Earnings Per Common Share & Common
  Share Equivalents                              $     (0.19)     $     (0.15)     $     (0.31)     $     (0.23)

Weighted Number of Common Shares Outstanding       7,831,160        7,229,869        7,830,582        7,115,464

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                      (Unaudited)       (Unaudited)
                                                                                      For the Six       For the Six
                                                                                      Months Ended      Months Ended
                                                                                         6/30/99           6/30/98
                                                                                      ------------      ------------
Cash Flows from Operating Activities - Net Loss                                       $(2,425,362)      $(1,611,884)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
-------------------------------------------------------------------------------
Preferred Deemed Dividends                                                                748,636                 0
Depreciation and Amortization                                                              42,237             7,902
(Increase) Decrease in Accounts Receivable                                               (171,629)          (67,646)
(Increase) Decrease in Prepaid Expenses                                                         0            62,313
(Increase) Decrease in Security Deposits                                                        0              (650)
(Increase) Decrease in Escrow Funds                                                             0        (1,650,000)
Increase (Decrease) in Accounts Payable and Accrued Liabilities                           (24,555)          119,524
                                                                                      -----------       -----------
Total Adjustments                                                                         594,689        (1,528,557)

Net Cash Used by Operating Activities                                                  (1,830,673)       (3,140,441)

Cash Flow from Investing Activities:
------------------------------------
Purchase of Property & Equipment                                                         (109,216)         (117,983)
                                                                                      -----------       -----------
Net Cash Flows from Investing Activities                                                 (109,216)         (117,983)

Cash Flow from Financing Activities
-------------------------------
Proceeds from sale of common stock                                                         18,000         1,308,001
Proceeds from escrow funds                                                                      0         1,650,000
Proceeds from Series B Preferred Stock Issuance (net of issuance costs)                 3,883,879                 0
Advances (Repayments) to Officers                                                               0            (1,000)
                                                                                     -----------        -----------
Net Cash Provided by Financing Activities                                               3,901,879         2,957,001

Increase (Decrease) in Cash and Cash Equivalants                                       $1,961,990        $(301,423)

Cash and Cash Equivalants at Beginning of Period                                       $2,826,086        $3,440,791

Cash and Cash Equivalants at End of Period                                             $4,788,076        $3,139,368

Supplemental Information
  Cash Paid for:
  Interest                                                                                      0                 0
  Income taxes                                                                                  0                 0

                          MEDCARE TECHNOLOGIES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 1. Statement of Information Furnished
------------------------------------------

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form l0QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six month periods ended June 30, 1999, and the statement of cash flows for the six months period ended June 30, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.

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

NOTE 2. Series B Preferred Stock
--------------------------------

     On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) (the "Series B Preferred") and related warrants described below for $4,000,000 ($10,000 per share). The key provisions regarding the issuance and conversion of Series B Preferred are as follows:

Dividends

     The holders of the Series B Preferred shall be entitled to receive a 6.0% annual dividend, which shall be cumulative and which shall accrue daily from the date of issuance and be payable, at the option of the Company, either (i) in shares of Common Stock upon conversion of the Series B Preferred or (ii) in cash.

Conversion by Holders

     Subject to the limitations discussed below, each share of the Series B Preferred shall be convertible into shares of Common Stock at a variable conversion rate (the "Conversion Rate") equal to the Conversion Amount (defined below) divided by the applicable Conversion Price (defined as follows). The "Conversion Price" is the lesser of (i) the fixed conversion price (the "Fixed Conversion Price"), which is $7.80 or (ii) the variable conversion price (the "Variable Conversion Price"). The Variable Conversion Price is the lower of (a) the closing bid price on the day the holder delivers the required notice of his intention to convert to the Company or (b) the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date such notice is given. The "Conversion Amount" is defined as $10,000, plus any stock dividends that have accrued but have not been paid out, plus any default interest (equal to 15%) for dividends which the Company has elected to pay in cash but has failed to pay on a timely basis. The above formula may or may not result in the common stock being issued at a discount to the current market price.

     The investors' right to convert the Series B Preferred is limited as follows. From the date of issuance (May 18, 1999) of the Series B Preferred through and including the date which is 120 days after the date of issuance, no shares of the Series B Preferred may be converted. From 121 days after the date of issuance through the date which is 150 days after the date of issuance, the Investors may convert up to 1/3 of their shares. From 151 days after the date of issuance through the date which is 180 days after the date of issuance, the investors may convert up to 2/3 of their shares. From the date which is 181 days following the date of issuance through the expiration date of the Series B Preferred (5 years after the date of issuance), the investors may convert up to all of their shares. The foregoing restrictions do not apply if certain events occur.

Adjustment of Conversion Price

     The Conversion Price of the Series B Preferred is subject to customary anti-dilution provisions which take effect upon such events as the issuance by the Company of Common Stock, options or other convertible securities, the subdivision or combination of outstanding shares of Common Stock of the Company, the recapitalization, merger or other reorganization of the Company, or any other similar events. However, no such adjustment will be made unless the adjustment would result in a cumulative increase or decrease of at least 1% in the Conversion Price.

Mandatory Conversion

     The shares of Series B Preferred mature five years after they are issued, and any shares the Series B Preferred left outstanding on the applicable maturity date are automatically converted into shares of Common Stock.

Redemption at the Option of Investors

     Each outstanding share of the Series B Preferred is redeemable, at the option of the Investors, in the event of any of the following transactions (each a "Major Transaction"): (i) the consolidation, merger or other business combination of the Company, (ii) the sale or transfer of all or substantially all of the Company's assets or (iii) a purchase, tender or exchange offer made to and accepted by the holders of more than 50% of the outstanding shares of Common Stock, provided that such Major Transaction shall have occurred or have been the subject of a public announcement during the period beginning on the date of issuance and ending on the later of (a) the first anniversary of the date of issuance and (b) the date which is 270 days after the effective date of the Registration Statement relating to the applicable shares. In the event of a Major Transaction, the redemption price per share shall be the greater of (i) 115 % of the Liquidation Amount (as defined below) and (ii) the product of (a) the applicable Conversion Rate and (b) the closing bid price on the date of the public announcement of the event. The "Liquidation Amount" is equal to $10,000 plus any stock dividends that have accrued but have not been paid out, plus any default interest (equal to 15% per annum) for dividends which the Company has elected to pay in cash but has failed to pay on a timely basis.

     In addition, in the event of the occurrence of certain events (the "Triggering Events"), including the failure of the Registration Statement to be declared effective within 180 days of the date of issuance, the delisting of the Common Stock for a period of five consecutive days and the Company's breach of any representations, warranties or covenants in the Documents, the Investors have the right to require the Company to redeem all or a portion of such Investor's Series B Preferred. The redemption price per share is the same as the redemption price per share in the event of a Major Transaction.

Warrants

     Along with the Series B Preferred, the Company issued common stock warrants to the investors. Subject to the vesting schedule described below, each warrant entitles its holder to 200 shares of Common Stock for (i) each issued share of the Series B Preferred held on the applicable vesting date and (ii) each share of the Series B Preferred converted prior to the applicable vesting date at the Fixed Conversion Price. The Warrants expire five years after they are issued. The vesting dates of the Warrants are (i) the date which is 120 days after the date of issuance of the applicable Series B Preferred Shares; (ii) the date which is 300 days after the date of issuance of the applicable Series B Preferred Shares and (iii) the date which is 480 days after the date of issuance of the applicable Series B Preferred Shares. The exercise price of each Warrant is 125% of the average of the closing bid prices of the Company's Common Stock for the five consecutive trading days immediately preceding the applicable vesting date.

Investor Call Option

     For every (i) unconverted Series B Preferred share held by the investors on the first anniversary of the closing and (ii) preferred share converted at the Fixed Conversion Price prior to the first anniversary of the closing, the investors have the right to subscribe for an additional preferred share and related warrants under the same terms and conditions of the original closing (revised to reflect the Company's then current common stock market price). Each investor may exercise this right only at such time when the closing market price of the Company's common stock is greater than the Fixed Conversion Price.

Accounting Treatment

     Preferred shares that are redeemable only in the event of a contingency must be classified as redeemable even if the occurrence of the contingency is deemed remote. Since the redemption of the securities could possibly occur through a Major Transaction, the Company has accounted for these securities as redeemable securities and accreted to the redemption amount of 115% of the Liquidation Value. The accretion reduced income applicable to common shareholders and is disclosed separately from income applicable to common shareholders on the face of the income statement.

Item 2 Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
of Operations
-------------

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

Overview
--------

     During 1998, the Company engaged in only one type of business, the offering of the MedCare Program, as described below. On January 21, 1999, the Company formed a new, wholly owned subsidiary of the Company, Medcareonline.com, Inc. In January 1999, the Company, through Medcareonline.com, inc., announced its intention to offer a comprehensive healthcare portal offering adult gender specific health information. As of June 30, 1999, the Company has not generated any revenues from Medcareonline.com.

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

Results of Operations
---------------------

     Revenues. The Company experienced a 264% increase in revenues over last year's second quarter results with revenues of $553,090 and $151,815 for the three months ended June 30, 1999 and 1998, respectively. Revenues for the six month period ended June 30, 1999 increased 150% from $378,823 in 1998 to $947,152. As of June 30, 1999, the Company had 40 MedCare Program sites established versus 19 sites as of June 30, 1998. The Company has also introduced a new version of the MedCare Program to physicians which requires each new physician to share the up front costs, pay the clinician's salary and pay MedCare a set monthly management fee. Under the new version, the physician enjoys a potentially higher revenue stream, while at the same time allows MedCare to reach a greater number of doctors that were previously excluded from the MedCare Program.

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

     General and Administrative Expenses. During the three months ended June 30, 1999, the Company incurred $1,287,258 in general and administrative expenses, a decrease of 2% from second quarter 1998 expenses of $1,320,125. General and administrative expenses for the six month period ended June 30, 1999 increased 28% from $2,085,835 to $2,679,674. The decrease in the second quarter is primarily attributable to lower advertising costs, bad debt expenses and a one-time penalty assessed last year associated with the registration of the Series A preferred stock. This decrease was offset by additional salary and operating expenses related to the additional MedCare sites open in 1999 versus 1998.

     Interest Income. Interest income was $31,763 and $52,459 for the quarters ended June 30, 1999 and 1998, respectively. Interest income for the six month period ended June 30, 1999 decreased from $95,128 to $55,796. The decrease is primarily attributable to the lower amount of cash invested in interest bearing accounts earlier in 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

     Preferred Stock Deemed Dividend. In the second quarter of 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) and related warrants for $4,000,000 ($10,000 per share). The Company has accounted for these securities as redeemable securities and accreted to the redemption amount of 115% of the Liquidation Value resulting in a reduction to income available to common shareholders of $748,636. See Note 2 to the financial statements for additional details regarding this transaction.

     Provision for Income Taxes. As of June 30, 1999, the Company's accumulated deficit was $8,917,233. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999, the Company's cash balance was $4,788,076 compared to $2,826,086 as of December 31, 1998. On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.35) and related warrants for $4,000,000 ($10,000 per share). See Note 2 of the financial statements for additional details. The Company has financed its operations primarily through private placement of Common Shares, Preferred Shares and the exercise of Stock Options.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate current and future MedCare Program locations, recruit and train qualified management and clinical personnel, compete against any potential technological advances in the treatment of urinary incontinence and other afflictions of the pelvic floor area, and the Company's ability to compete against other better capitalized corporations who offer alternative or similar treatment options for urinary incontinence and other afflictions of the pelvic floor area.

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

                         PART II -- OTHER INFORMATION

Item 1 Legal Proceedings
------------------------

None

Item 2 Changes in Securities
----------------------------

     On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) (the "Series B Preferred") and related warrants described below for $4,000,000 ($10,000 per share). The Series B preferred stock was sold to six accredited investors and no unaccredited investors. The key provisions regarding the issuance and conversion of Series B Preferred are as follows:

Dividends

     The holders of the Series B Preferred shall be entitled to receive a 6.0% annual dividend, which shall be cumulative and which shall accrue daily from the date of issuance and be payable, at the option of the Company, either (i) in shares of Common Stock upon conversion of the Series B Preferred or (ii) in cash.

Conversion by Holders

     Subject to the limitations discussed below, each share of the Series B Preferred shall be convertible into shares of Common Stock at a variable conversion rate (the "Conversion Rate") equal to the Conversion Amount (defined below) divided by the applicable Conversion Price (defined as follows). The "Conversion Price" is the lesser of (i) the fixed conversion price (the "Fixed Conversion Price"), which is $7.80 or (ii) the variable conversion price (the "Variable Conversion Price"). The Variable Conversion Price is the lower of (a) the closing bid price on the day the holder delivers the required notice of his intention to convert to the Company or (b) the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date such notice is given. The "Conversion Amount" is defined as $10,000, plus any stock dividends that have accrued but have not been paid out, plus any default interest (equal to 15%) for dividends which the Company has elected to pay in cash but has failed to pay on a timely basis. The above formula may or may not result in the common stock being issued at a discount to the current market price.

     The investors' right to convert the Series B Preferred is limited as follows. From the date of issuance (May 18, 1999) of the Series B Preferred through and including the date which is 120 days after the date of issuance, no shares of the Series B Preferred may be converted. From 121 days after the date of issuance through the date which is 150 days after the date of issuance, the Investors may convert up to 1/3 of their shares. From 151 days after the date of issuance through the date which is 180 days after the date of issuance, the investors may convert up to 2/3 of their shares. From the date which is 181 days following the date of issuance through the expiration date of the Series B Preferred (5 years after the date of issuance), the investors may convert up to all of their shares. The foregoing restrictions do not apply if certain events occur.

Adjustment of Conversion Price

     The Conversion Price of the Series B Preferred is subject to customary anti-dilution provisions which take effect upon such events as the issuance by the Company of Common Stock, options or other convertible securities, the subdivision or combination of outstanding shares of Common Stock of the Company, the recapitalization, merger or other reorganization of the Company, or any other similar events. However, no such adjustment will be made unless the adjustment would result in a cumulative increase or decrease of at least 1% in the Conversion Price.

Mandatory Conversion

     The shares of Series B Preferred mature five years after they are issued, and any shares of the Series B Preferred left outstanding on the applicable maturity date are automatically converted into shares of Common Stock.

Redemption at the Option of Investors

     Each outstanding share of the Series B Preferred is redeemable, at the option of the Investors, in the event of any of the following transactions (each a "Major Transaction"): (i) the consolidation, merger or other business combination of the Company, (ii) the sale or transfer of all or substantially all of the Company's assets or (iii) a purchase, tender or exchange offer made to and accepted by the holders of more than 50% of the outstanding shares of Common Stock, provided that such Major Transaction shall have occurred or have been the subject of a public announcement during the period beginning on the date of issuance and ending on the later of (a) the first anniversary of the date of issuance and (b) the date which is 270 days after the effective date of the Registration Statement relating to the applicable shares. In the event of a Major Transaction, the redemption price per share shall be the greater of (i) 115% of the Liquidation Amount (as defined below) and (ii) the product of (a) the applicable Conversion Rate and (b) the closing bid price on the date of the public announcement of the event. The "Liquidation Amount" is equal to $10,000 plus any stock dividends that have accrued but have not been paid out, plus any default interest (equal to 15% per annum) for dividends which the Company has elected to pay in cash but has failed to pay on a timely basis.

     In addition, in the event of the occurrence of certain events (the "Triggering Events"), including the failure of the Registration Statement to be declared effective within 180 days of the date of issuance, the delisting of the Common Stock for a period of five consecutive days and the Company's breach of any representations, warranties or covenants in the Documents, the Investors have the right to require the Company to redeem all or a portion of such Investor's Series B Preferred. The redemption price per share is the same as the redemption price per share in the event of a Major Transaction.

Warrants

     Along with the Series B Preferred, the Company issued common stock warrants to the investors. Subject to the vesting schedule described below, each warrant entitles its holder to 200 shares of Common Stock for (i) each issued share of the Series B Preferred held on the applicable vesting date and (ii) each share of the Series B Preferred converted prior to the applicable vesting date at the Fixed Conversion Price. The Warrants expire five years after they are issued. The vesting dates of the Warrants are (i) the date which is 120 days after the date of issuance of the applicable Series B Preferred Shares; (ii) the date which is 300 days after the date of issuance of the applicable Series B Preferred Shares and (iii) the date which is 480 days after the date of issuance of the applicable Series B Preferred Shares. The exercise price of each Warrant is 125% of the average of the closing bid prices of the Company's Common Stock for the five consecutive trading days immediately preceding the applicable vesting date.

Investor Call Option

     For every (i) unconverted Series B Preferred share held by the investors on the first anniversary of the closing and (ii) preferred share converted at the Fixed Conversion Price prior to the first anniversary of the closing, the investors have the right to subscribe for an additional preferred share and related warrants under the same terms and conditions of the original closing (revised to reflect the Company's then current common stock market price). Each investor may exercise this right only at such time when the closing market price of the Company's common stock is greater than the Fixed Conversion Price.

Use of Proceeds

     The Company will use the net proceeds of $3,883, 879 for the expansion of its MedCare program to additional sites, working capital and potential acquisitions. Currently, there are no specific acquisitions identified. The effective date of the S-3 registration statement (file no. 333-81219) for the Common Stock underlying the Series B Preferred Stock was July 9, 1999.

Item 3 Defaults Upon Senior Securities
--------------------------------------

None

Item 4 Submission of Matters to a Vote of Security Holders
----------------------------------------------------------

The annual meeting of shareholders of Medcare Technologies, Inc. was held on June 30th, 1999. Shareholders holding 7,052,712 shares or 90% of the outstanding shares were represented at the meeting in person or by proxy. Matters submitted at the meeting for vote by the shareholders were as follows:

     a.   Election of Directors

     The following were elected to serve as directors of the Company for a term of one year:

                                    Shares      Shares       Shares
                                    ------      ------       ------
                                      For       Against    Abstaining
                                      ---       -------    ----------
          Harmel S. Rayat          6,970,605     53,323      28,784
          Jeff Aronin              6,959,195     65,803      27,714
          Michael M. Blue          6,977,311     48,497      26,904
          Greg Wujek               6,968,977     52,547      31,188
          Alan Jagiello            6,959,841     58,778      34,093

     b.   Series B Preferred Stock Transaction

     Shareholders approved the issuance of shares of the Company's common stock upon conversion of the Company's Series B Convertible Preferred Stock and exercise of related warrants to acquire shares of common stock, all on the terms and conditions set forth in the Securities Purchase Agreement, dated as of May 18, 1999, between the Company and certain investors by a vote of 4,577,616 shares for, 128,775 shares against, 54,650 shares abstaining and 2,291,671 broker non-votes.

     c. Ratify appointment of independent auditor for fiscal year ending December 31, 1999

     Shareholders ratified the appointment of Arthur Andersen, LLP as the Company's independent auditor for the fiscal year ending December 31, 1999 by a vote of 6,984,024 shares for, 39,310 shares against, 27,378 shares abstaining, and 2,000 broker non-votes.

     d.   Company's 2000 Stock Option Plan

     Shareholders approved a proposal to adopt the Company's 2000 Stock Option Plan and the reservation of 2,000,000 shares of common stock for issuance thereunder by a vote of 4,459,262 shares for, 244,605 shares against, 53,474 shares abstaining, and 2,295,371 broker non-votes.

Item 5 Other Information
------------------------

None

Item 6 Exhibits and Reports on Form 8-K
---------------------------------------

On May 15, 1999, the Company filed a Form 8-K to disclose that it had dismissed Clancy and Co., P.L.L.C., as its independent public accountants and appointed Arthur Andersen LLP.

On June 2, 1999, the Company filed a Form 8-K to disclose that it had issued 400 shares of Series B preferred stock (par value $0.25) and related warrants for $4,000,000 ($10,000 per share).

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

Dated: August 4, 1999