Form 10QSB
period 1999-09-30
MEDCARE TECHNOLOGIES INC
filed 1999-11-12
CIK 1002422

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)


      X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----
               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended September 30, 1999

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  0-28790


                          MEDCARE TECHNOLOGIES, INC.
                          --------------------------
            (exact name of registrant as specified in its charter)



DELAWARE                                      87-0429962 B
--------                                      ------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois     60523
-----------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:          (630) 472-5300
                                                             --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes    X      No
                                                       -

The number of shares of the Registrant's Common Stock, $0.001 par value, as of November 12, 1999: 7,881,702
                   ---------

                           MEDCARE TECHNOLOGIES, INC.
                 FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 1999



INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheet as of September 30, 1999.............................  3
Consolidated Statement of Operations for the Quarter Ended September 30, 1999...  4
Consolidated Statement of Cash Flows for the Quarter Ended September 30, 1999...  5
Notes to Interim Consolidated Financial Statements..............................  6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2  Management's Discussion and Analysis....................................  9

PART II   OTHER INFORMATION

Item 1 Legal Proceedings........................................................  13
Item 2 Changes in Securities....................................................  13
Item 3 Defaults Upon Senior Securities..........................................  13
Item 4 Submission of Matters to a Vote of Security Holders......................  13
Item 5 Other Information........................................................  13
Item 6 Exhibits and Reports on Form 8-K.........................................  13

       Signatures...............................................................  13

Item 1    Financial Statements
------------------------------

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                               (Unaudited)
                                                                              September 30,        December 31,
                                ASSETS                                            1999                1998
                                                                                  ----                ----
Current Assets
--------------
Cash                                                                           $   791,858           $ 2,826,086
Marketable Securities                                                            3,230,972                     0
Accounts Receivable, net of Allowance for Doubtful Accounts of
   $46,000 and $45,000                                                             399,230               271,240

                                                                               -----------           -----------
   Total Current Assets                                                          4,422,060             3,097,326

Property and Equipment, Net                                                        374,203               283,630
Intangible Assets-the MedCare Program, net of
   Accumulated Amortization of $119 and $68                                            881                   932

                                                                               -----------           -----------
   Total Assets                                                                $ 4,797,144           $ 3,381,888
                                                                               ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Accounts Payable                                                               $   217,685           $   260,142
Accrued Liabilities                                                                 85,115               209,601
Deferred Revenue                                                                    48,000                     0
                                                                               -----------           -----------
   Total Current Liabilities                                                       350,800               469,743

Stockholders' Equity
--------------------

Preferred Stock (authorized 1,000,000 shares):
   Convertible Series A, $.25 Par Value,
      Issued and outstanding, 50 at September 30, 1999
      and December 31, 1998                                                             12                    12
   Convertible Series B, $.25 Par Value,
      Issued and outstanding, 400 at September 30, 1999
      and none at December 31, 1998, at redemption value                         4,701,326                     0

Common Stock - $0.001 Par Value, Authorized 100,000,000; Issued
   and Outstanding, 7,831,160 and 7,825,105 Shares at
   September 30, 1999 and December 31, 1998, respectively                            7,831                 7,825

Additional Paid in Capital                                                       9,414,173             9,396,179

Retained Earnings                                                               (9,676,998)           (6,491,871)

                                                                               -----------           -----------
   Total Stockholders' Equity                                                    4,446,344             2,912,145

                                                                               -----------           -----------
   Total Liabilities and Equity                                                $ 4,797,144           $ 3,381,888
                                                                               ===========           ===========

MEDCARE TECHNOLOGIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                             (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                            Three Months     Three Months      Nine Months      Nine Months
                                                                Ended            Ended            Ended            Ended
                                                               9/30/99          9/30/98          9/30/99          9/30/98
                                                            ------------     ------------     ------------     ------------
Revenues                                                      $  429,281       $  158,775     $  1,376,434     $    537,598

General and Administrative Expenses                            1,156,970        1,092,884        3,836,645        3,178,718

                                                            ------------     ------------     ------------     ------------
Operating Loss                                                  (727,689)        (934,109)      (2,460,211)      (2,641,120)

Interest Income                                                   56,735           27,004          112,531          122,132

                                                            ------------     ------------     ------------     ------------
Net Loss                                                        (670,954)        (907,105)      (2,347,680)      (2,518,988)

Less: Preferred Stock Deemed Dividends                           (88,811)               0         (837,447)               0

                                                            ------------     ------------     ------------     ------------
Net Loss Available to Common Stockholders                      ($759,765)       ($907,105)     ($3,185,127)     ($2,518,988)
                                                            ============     ============     ============     ============

Earnings Per Common Share & Common
  Share Equivalants                                               ($0.10)          ($0.12)          ($0.41)          ($0.35)

Weighted Number of Common Shares Outstanding                   7,831,160        7,344,407        7,830,775        7,193,224

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                               (Unaudited)      (Unaudited)
                                                                                               For the Nine     For the Nine
                                                                                               Months Ended     Months Ended
                                                                                                 9/30/99          9/30/98
                                                                                               ------------     ------------
Cash Flows from Operating Activities - Net Loss                                                 ($2,347,680)     ($2,518,988)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
-------------------------------------------------------------------------------
Depreciation and Amortization                                                                        74,557           15,920
(Increase) Decrease in Accounts Receivable                                                         (127,990)         (93,694)
(Increase) Decrease in Prepaid Expenses                                                                   0           62,313
(Increase) Decrease in Security Deposits                                                                  0             (650)
(Increase) Decrease in Escrow Funds                                                                       0       (1,500,000)
Increase (Decrease) in Accounts Payable and Accrued Liabilities                                    (166,943)         130,624
Increase (Decrease) in Deferred Revenue                                                              48,000                0
                                                                                               ------------     ------------
Total Adjustments                                                                                  (172,376)      (1,385,487)

Net Cash Used by Operating Activities                                                            (2,520,056)      (3,904,475)

Cash Flow from Investing Activities:
------------------------------------
Purchase of Marketable Securities                                                                (3,230,972)               0
Purchase of Property & Equipment                                                                   (165,079)        (196,081)
                                                                                               ------------     ------------
Net Cash Flows from Investing Activities                                                         (3,396,051)        (196,081)

Cash Flow from Financing Activity
---------------------------------
Proceeds from sale of common stock                                                                   18,000        1,329,002
Proceeds from escrow funds                                                                                0        1,500,000
Proceeds from Series B Preferred Stock Issuance (net of issuance costs)                           3,863,879                0
Advances (Repayments) to Officers                                                                         0           (1,000)
                                                                                               ------------     ------------
Net Cash Provided by Financing Activities                                                         3,881,879        2,828,002

Increase (Decrease) in Cash and Cash Equivalents                                                ($2,034,228)     ($1,272,554)

Cash and Cash Equivalents at Beginning of Period                                               $  2,826,086     $  3,440,791

Cash and Cash Equivalents at End of Period                                                     $    791,858     $  2,168,237

Supplemental Information
    Cash Paid for:
    Interest                                                                                              0                0
    Income taxes                                                                                          0                0

    Non-Cash Items - Preferred Deemed Dividends                                                $    837,447                0

                           MEDCARE TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1.  Statement of Information Furnished
-------------------------------------------

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1999, and the statement of cash flows for the nine month period ended September 30, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.

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

NOTE 2. Series B Preferred Stock
---------------------------------

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

Conversion by Holders

     Subject to the limitations discussed below, each share of the Series B Preferred shall be convertible into shares of Common Stock at a variable conversion rate (the "Conversion Rate") equal to the Conversion Amount (defined below) divided by the applicable Conversion Price (defined as follows). The "Conversion Price" is the lesser of (i) the fixed conversion price (the "Fixed Conversion Price"), which is $7.80 or (ii) the variable conversion price (the "Variable Conversion Price"). The Variable Conversion Price is the lower of (a) the closing bid price on the day the holder delivers the required notice of his intention to convert to the Company or (b) the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date such notice is given. The "Conversion Amount" is defined as $10,000, plus any stock dividends that have accrued but have not been paid out, plus any default interest (equal to 15%) for dividends which the Company has elected to pay in cash but has failed to pay on a timely basis. The above formula may or may not result in the common stock being issued at a discount to the current market price. As of the date of this filing, all of the outstanding preferred shares may be converted into common stock subject to certain ownership limitations detailed in the agreements.

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

     In addition, in the event of the occurrence of certain events (the "Triggering Events"), including the failure of the Registration Statement to be declared effective within 180 days of the date of issuance, the delisting of the Common Stock for a period of five consecutive days and the Company's breach of any representations, warranties or covenants in the Documents, the Investors have the right to require the Company to redeem all or a portion of such Investor's Series B Preferred. The redemption price per share is the same as the redemption price per share in the event of a Major Transaction. The Company has received a commitment for equity capital in the event of certain contingencies.

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

Item 2    Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

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

Overview
--------

     During 1998, the Company engaged in only one type of business, the offering of the MedCare Program, as described below. In October 1999, the Company announced the launch of its new web site, Rx Sheets.com (www.rxsheets.com),
                                                         ----------------
which supersedes the Company's previously planned Physician Virtual Office and is directed exclusively at the physician and pharmaceutical marketplace. RxSheets offers a wide array of compelling and focused information and services that will enable physicians to more efficiently and effectively manage the sampling of pharmaceutical drugs. In addition, the Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com. As of September 30, 1999, the Company has not generated any revenues from RxSheets.com.

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


Results of Operations
---------------------

  Revenues. The Company experienced a 170% increase in revenues over last year's third quarter results with revenues of $429,281 and $158,775 for the three months ended September 30, 1999 and 1998, respectively. Revenues for the nine month period ended September 30, 1999 increased 156% from $537,598 in 1998 to $1,376,434. As of September 30, 1999 the Company had 35 MedCare Program sites established versus 24 sites as of September 30, 1998. During the second quarter, the Company introduced a new version of the MedCare Program to hospitals, nursing homes and other large healthcare providers which requires each new site to share the up front costs, pay the clinician's salary and pay MedCare a set monthly management fee. Although the sales cycle is potentially longer, the new version allows MedCare to reach a greater number of healthcare providers that were previously excluded from the MedCare Program.

  To date, the Company has not relied on revenues for funding. During the next several years, the Company expects to derive the majority of its potential revenues from the commencement of operations of the MedCare Program at additional sites in the United States, and possibly select foreign markets.

     In October 1999, the Company announced the launch of its new web site, Rx Sheets.com (www.rxsheets.com), which supersedes the Company's previously planned
            ----------------
Physician Virtual Office and is directed exclusively at the physician and pharmaceutical marketplace. The Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com and expects to begin generating revenue from the sale of advertising in 2000.

  General and Administrative Expenses. During the three months ended September 30, 1999, the Company incurred $1,156,970 in general and administrative expenses, an increase of 6% from third quarter 1998 expenses of $1,092,884. General and administrative expenses for the nine month period ended September 30, 1999 increased 21% from $3,178,718 to $3,836,645. The increase in the third quarter is primarily attributable to additional salary and operating expenses related to the additional MedCare sites open in 1999 versus 1998 offset by a reduction in advertising expenses. In addition, the Company expensed $65,000 of website development costs related to the Physician's Virtual Office that was replaced by RxSheets.com

  Interest Income. Interest income was $56,735 and $27,004 for the quarters ended September 30, 1999 and 1998, respectively. Interest income for the nine month period ended September 30, 1999 decreased from $122,132 to $112,531. The decrease is primarily attributable to the lower amount of cash invested in interest bearing accounts earlier in 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

  Preferred Stock Deemed Dividend. In the second quarter of 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) and related warrants for $4,000,000 ($10,000 per share). The Company has accreted to the redemption amount of 115% of the Liquidation Value resulting in a reduction to income.

available to common shareholders of $88,811 in the third quarter. See Note 2 to the financial statements for additional details regarding this transaction.

  Provision for Income Taxes. As of September 30, 1999, the Company's accumulated deficit was $9,676,998. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

Liquidity and Capital Resources
-------------------------------

  As of September 30, 1999, the Company had a cash balance of $791,858 and $3,230,972 in short term, highly liquid, interest bearing government bonds and money market funds compared to a cash balance of $2,826,086 as of December 31, 1998. On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) and related warrants for $4,000,000 ($10,000 per share). See Note 2 of the financial statements for additional details. The Company has financed its operations primarily through private placement of Common Shares, Preferred Shares and the exercise of Stock Options.

  The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate current and future MedCare Program locations and web sites, recruit and train qualified management and clinical personnel, compete against any potential technological advances in the treatment of urinary incontinence and other afflictions of the pelvic floor area, and the Company's ability to compete against other better capitalized corporations who offer alternative or similar options for urinary incontinence and pharmaceutical sampling services.

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

     The company has devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 problems are detected. Further, there can be no assurance that the company's assessment of its third party relationships will be accurate. Some of the potential worst-case scenarios that could occur include
(1) corruption of data in the company's internal systems and (2) failure of government and insurance companies' reimbursement programs. If any of these situations were to occur, the company's operations could be temporarily interrupted. The company intends to develop Year 2000 contingency plans for continuing operations in the event such problems arise.

                          PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
---------------------------

None

Item 2    Changes in Securities
-------------------------------

See Note 2 to the financial statements.

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

Dated: November 12, 1999