Form 10QSB/A
period 1999-09-30
MEDCARE TECHNOLOGIES INC
filed 1999-11-15
CIK 1002422

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

The number of shares of the Registrant's Common Stock, $0.001 par value, as of November 11, 1999: 7,907,626
                   ---------

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

     In addition, in the event of the occurrence of certain events (the "Triggering Events"), including the failure of the Registration Statement to be declared effective within 180 days of the date of issuance, the delisting of the Common Stock for a period of five consecutive days and the Company's breach of any representations, warranties or covenants in the Documents, the Investors have the right to require the Company to redeem all or a portion of such Investor's Series B Preferred. The redemption price per share is the same as the redemption price per share in the event of a Major Transaction. Although the redemption provisions of the Series B Preferred Stock have not changed, the Company has reclassified the Series B Preferred Stock to stockholder's equity due to the receipt of a contingent equity funding commitment.

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