Form 10KSB
period 1999-12-31
MEDCARE TECHNOLOGIES INC
filed 2000-03-30
CIK 1002422

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                       Commission file number 000-28790

                          MEDCARE TECHNOLOGIES, INC.
          (Name of small business issuer as specified in its charter)

               Delaware                              87-0429962
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

1515 West 22nd Street, Suite 1210, Oak                   60523
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

  Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  Revenues for last fiscal year were $1,687,780

  Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 24, 2000: $18,863,461. Number of shares of Common Stock, $0.001 par value, outstanding as of March 24, 2000:
10,060,513.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for the 2000 Annual Meeting of Shareholders (to be filed with the Commission within 120 days after the registrant's fiscal year end) is hereby incorporated by reference into Part III of this Form 10-KSB.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                 PART I

Item  1. Business........................................................    3
Item  2. Properties......................................................   12
Item  3. Legal Proceedings...............................................   13
Item  4. Submissions of Matters to a Vote of Security Holders............   13

                                 PART II

Item  5. Market for the Registrants' Common Equity and Related Stock-
         holder Matters..................................................   13
Item  6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   13
Item  7. Financial Statements............................................   17
Item  8. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure............................................   32

                                PART III

Item  9. Directors and Executive Officers of the Registrant..............   32
Item 10. Executive Compensation..........................................   32
Item 11. Security Ownership of Certain Beneficial Owners and Management..   32
Item 12. Certain Relationships and Related Transactions..................   32

                                 PART IV

Item 13. Exhibits and Reports on Form 8-K................................   32

                                    PART I

Item 1. Business

  Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein.

                                  THE COMPANY

  MedCare Technologies, Inc. ("MedCare Technologies", "MedCare" or the "Company") is a healthcare technology service company that focuses on under-served high growth markets. The Company was originally incorporated in the state of Utah in 1986 and changed its domicile to Delaware in 1996 through a migratory merger.

  In 1995, the Company acquired the MedCare Program ("Program"), a proprietary product of the Company, that is made up of equipment, software and services developed to provide non-pharmaceutical, non-invasive treatment to individuals suffering from urinary incontinence and other pelvic disorders. In 1996, the Company began to offer the Program to doctors and in 1998 the Program was launched nationally. The Company did not generate any revenues until 1997. During 1998, the Company's sole business was the offering of the MedCare Program.

  In October 1999, MedCare Technologies launched a new, business-to-business web site, RxSheets.com (www.rxsheets.com), which is directed exclusively at the physician and pharmaceutical marketplace. In addition, the Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com. The Company believes that RxSheets.com offers a wide array of compelling and focused information and services that will enable physicians to more efficiently and effectively manage the sampling of pharmaceutical drugs. As of December 31, 1999, the Company had not generated any revenues from RxSheets.com.

                            DESCRIPTION OF BUSINESS

The MedCare Program

  The MedCare Program is a discrete package of equipment, software and services developed by MedCare to provide non-pharmaceutical, non-invasive treatment to patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

  The Program is used by physicians to support a treatment plan based primarily on behavioral modification techniques such as electromyography ("EMG") biofeedback, pelvic floor muscle exercise, and bladder and bowel retraining. Utilizing the Program, physicians help patients activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control. Technological developments and studies indicate that such behavioral techniques are effective methods in treating incontinence. The Company believes that it is the leading source of conservative incontinence treatment support systems in the United States.

  The MedCare Program is sold as a comprehensive continually supported program. The Company provides the equipment, technology and training to the treatment site, as well as ongoing support through its clinical and billing divisions. The training is all-inclusive in order for the site to promote a successful program, including proven protocols for equipment operation, community education, billing, managed care and outcomes.

  Each treatment site (a "Site") that contracts with MedCare to utilize the MedCare Program signs a Program Agreement which defines the terms and conditions of the relationship. The Site has exclusive authority and responsibility for professional supervision and judgements required in the diagnosis of patients and in the selection and performance of procedures for the benefit of the Site's patients. MedCare provides various support and administrative services and assistance in operating the Program, but is not a provider or supplier of medical or professional services. MedCare leases or sells the equipment to the Site and trains the support personnel to assist the Site, operate the equipment and educate the patients. The Site must supervise all activities of any support personnel. The Site agrees to engage MedCare on an exclusive basis as manager of the Site's programs for the treatment of the patient conditions using behavioral and biofeedback techniques. The Site is required to provide, at its own expense, an area of sufficient space for the performance of the MedCare Program.

  During 1999, the Company began to offer its Program under a revised fee structure and to a new target market. MedCare revised its fee structure to reflect an initial subscription and set monthly management fee and began to focus its sales efforts on hospitals and other large healthcare providers nationwide. The Company believes that this new marketing strategy will allow MedCare to reach a greater number of healthcare providers.

  In addition to signing contracts with hospitals in the second half of 1999, the Company signed a Strategic Service Partner Agreement with Quorum Health Resources, LLC, the largest manager of not-for-profit hospitals in the United States. The agreement designates the MedCare Program as the primary provider of hospital based programs providing conservative treatment of urinary incontinence for its affiliated facilities. Quorum Health Resources manages approximately 215 hospitals and provides consulting services to more than 180 additional hospitals.

  Although the sales cycle to hospitals is potentially longer, the Company believes its new market focus and fee structure should put them in an excellent position to meet the growing demand and improve their overall financial profile. Physicians will continue to have the ability to offer an effective, non-intrusive alternative to their patients and hospitals will have the opportunity to offer a value-added ancillary program that generates incremental revenues and new services for their communities.

 Governmental Regulation Issues Concerning the Program Management Agreement

  Under the Company's Program Agreement, MedCare is not a provider of health care services. MedCare merely supplies personnel, equipment and proprietary techniques to providers of health care. The physicians or medical groups that contract with MedCare are the providers of services to their own patients. MedCare simply manages the incontinence treatment programs at the treatment site. The Company is subject to the Federal Anti-Kickback Statute and the Federal Self-Referral Statute but does not believe that an applicable government authority would find the parties' performance of their duties and obligations under the Program Agreements to violate these statutes.

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

RxSheets.com

  RxSheets.com (www.rxsheets.com) is an innovative business-to-business web site catering to the pharmaceutical needs of the practicing physician. The pharmaceutical focused site was launched in October 1999 with a strategy to revolutionize the process by which physicians obtain pharmaceutical samples and drug related information. Pharmaceutical companies provide physicians with free samples of their drugs as the principal part of their marketing promotions. A trial sample of a drug is often the most effective way to get a doctor to use a pharmaceutical company's product.

  The Company believes that RxSheets.com offers a wide array of compelling and focused information and services that will enable physicians to more efficiently and effectively manage the sampling of pharmaceutical drugs. The Company expects that RxSheets.com will allow physicians to spend more of their valuable time treating the needs of their patients and more effective time with the pharmaceutical sales representatives.

  RxSheets.com currently offers the following information and services: Drug Samples Request Center, FDA Approvals Library, Clinical Studies Center, News Center, Investment Center provided by Morgan Stanley Dean Witter Online, HealthCare Calendar and Pharmaceutical Newsletter.

  As a result of an introductory marketing campaign and ongoing networking efforts initiated in the fourth quarter, 1999, RxSheets.com has experienced a strong response from the physician community. As of March 14, 2000, RxSheets.com had over 20,000 doctors registered for their service.

 Marketing of RxSheets.com to the Pharmaceutical Industry

  The Company believes that RxSheets.com will begin generating revenue from the sale of marketing services in 2000. The Company believes its services could add significant value to the product marketing efforts of pharmaceutical companies, as well as increase their overall exposure to the physician market. Based on the Company's research, major pharmaceutical companies spend approximately 33 cents of every revenue dollar, or approximately $45 billion, in marketing. More specifically, these companies are spending approximately $17 billion in promotions directed to the physician. The Company believes RxSheets.com will be able to participate in and help to facilitate the aggressive advertising campaigns that pharmaceutical companies are currently mounting.

  The Company further believes that its increasing physician enrollment will enhance its efforts to develop revenue relationships with the pharmaceutical companies. Pharmaceutical companies recognize the value of getting samples to physicians as an effective way to influence their prescribing habits. The Company believes RxSheets.com provides the pharmaceutical companies with a new, cost effective and focused marketing alternative.

 Competitive Business Conditions for RxSheets.com

  The market for Internet services is intensely competitive. The Company believes there are no substantial barriers to entry in these markets and expects competition to intensify. The Company believes that the number of companies relying on fees from Internet based services or advertising has increased substantially during the past year. The Company believes the main competitive factors in this market are brand recognition, user base, performance, ease of use, variety of value-added services, features and quality of support.

  Although the Company believes that RxSheets.com is the only functioning web site that is focused on the pharmaceutical company-physician sampling marketing relationship, there are several healthcare related companies that are serving the marketing needs of pharmaceutical companies and/or deliver content or other services to both pharmaceutical companies and physicians via the Internet. These healthcare related companies include physician-targeted web sites, electronic prescription companies, contract marketing organizations, pharmaceutical supplies wholesalers, healthcare content web sites and medical information providers. Many of these companies have longer operating histories in the Internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than RxSheets.com. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, these competitors may develop Internet search and retrieval services or other online services that are equal or superior to those of RxSheets.com or that achieve greater market acceptance than RxSheets.com.

 Research and Development Activities for RxSheets.com

  During 1999, RxSheets.com had no revenues and incurred $305,114 of operating and start-up expenses related to its online business. RxSheets.com has developed its site to be used exclusively by physicians. RxSheets.com has utilized security technology in order to allow only doctors the ability to utilize the site. The initial site development was completed at the beginning of 2000 and RxSheets.com expects to continue to make both service and technical enhancements to the site during the year.

 Governmental Regulation Issues for RxSheets.com

  In December 1999, the Food and Drug Administration issued its final rule to set forth procedures and requirements implementing the Prescription Drug Marketing Act of 1987 ("PDMA") as modified by the Prescription Drug Amendments of 1992 and the FDA Modernization Act of 1997. The final rule includes requirements for the distribution of prescription drug samples. The Company believes that RxSheets.com fully complies with the provisions outlined in the PDMA.

Employees

  At December 31, 1999, the Company employed 31 full time and 8 part-time persons. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

Environmental Matters

  The Company believes it conducts its business in compliance with all environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

                                 RISK FACTORS

Lack of Operating History--Because of our limited operating history and lack of past profitability, you may lose your investment if we are unable to successfully market our services and implement our business plan.

  Although we organized Medcare in 1986, we did not become active until 1995 and have been continually developing our MedCare Program since that time. As a result, our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services. To achieve significant revenues and profitable operations in the future, we must successfully develop and market the MedCare Program to physicians and hospitals. In addition, we are currently expanding operations, which may or may not provide profits. Further, the business model for RxSheets.com is evolving and relies substantially upon the sale of services and advertising on the Internet, which is a developing industry in which we have no prior experience. We have had limited revenues since inception. In 1999, we had revenues of $1,687,780. We have not been profitable, experiencing an accumulated loss of $9,616,648 through 1999. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Inability to Obtain Funding--We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities and result in lower than anticipated revenues.

  We may require additional financing to expand and market the MedCare Program and RxSheets.com. If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding and marketing our services, which could result in lower than anticipated revenues.

Continued Control by Existing Management--You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives.

  As of December 31, 1999, our officers and board members own 20% of the 9,911,313 shares of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest which may not be consistent with your objectives or desires.

Dividends--We have not paid and do not currently intend to pay dividends, which may limit the current return you may receive on your investment in our common stock.

  Since inception, we have paid no dividends to our stockholders. Future dividends on our common stock, if any, will depend on our future earnings, capital requirements, financial condition and other factors. We currently intend to retain earnings, if any, to increase our net worth and reserves. Therefore, we do not anticipate that any holder of common stock will receive any cash, stock or other dividends on his shares of common stock at any time in the near future. You should not expect or rely on the potential payment of dividends as a source of current income.

Dependence on Executive Officers and Technical Personnel--The success of our business plan depends on attracting qualified personnel, and failure to retain the necessary personnel could adversely affect our business.

  We are highly dependent on the services of our executive officers, Jeffrey
S. Aronin, Alan P. Jagiello and Gregory Wujek. Except for an employment agreement with our President, Jeffrey Aronin, we do not have any employment agreements with our executive officers. In addition, competition for qualified technical personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business plan. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

Change of Control--Conversions of shares of Series B preferred stock may result in new majority stockholders, whose interests may be inconsistent with yours.

  If the market price of the common stock declines significantly, we may issue a large number of shares of common stock. As a result, our current stockholders may not have an effective vote in the election of directors and other corporate matters. In the event of a change in control, it is possible that the new majority stockholders may take actions which may not be consistent with your objectives or desires.

Issuances at Less than Market Price--Conversions of shares of Series B preferred stock may drive down the price of our common stock.

  The conversion of the Series B preferred stock is based on a formula that varies with the market price of our common stock. This variable formula applies the lesser of (a) 125% of the market price of our common stock at the time we issued the Series B preferred stock, which was $7.80, and (b) the approximate market price of our common stock at the time the holders convert their shares of Series B preferred stock. As a result, if the market price of our common stock increases after we issue the Series B preferred stock, it is possible that, upon conversion of the Series B preferred stock, we will issue shares of common stock at a price that is less than the then-current market price of the common stock.

  In addition, the warrants issued with the Series B preferred stock are exercisable at a price equal to 125% of the average closing bid prices of our common stock on the five consecutive trading days preceding the applicable vesting date of the warrants. If the market price of our common stock increases above the warrant exercise price, we will have to issue shares of common stock upon exercise of the warrants at a price that is less than the then-current market price. Issuances at less than market price pose a risk to investors because these issuances may drive down the market price of our common stock.

Redemption of Series B Preferred Stock--If the Series B stockholders redeem their shares of Series B preferred stock, this could divert funds from our operations and result in slower growth for our company.

  The Series B stockholders may elect to redeem their Series B preferred stock at a premium upon the occurrence of the following events:

  . our consolidation, merger or other business combination with another entity;

  .  the sale or transfer of all or substantially all of our assets;

  . a purchase, tender or exchange offer made to and accepted by the holders of more than 50% of the outstanding shares of our common stock;

  .  our failure to maintain the effectiveness of a registration statement;

  .  the delisting of our common stock for a period of five consecutive days;
     or

  . our material breach of any representations, warranties or covenants in the securities purchase agreement or any related documents.

  The premium payable to the Series B stockholders is equal to 115% of (a) $10,000, plus (b) any stock dividends that have accrued but have not been paid, plus (c) default interest, payable at 15% per year, for dividends that we elected to pay in cash but failed to pay on a timely basis. See "DESCRIPTION OF SECURITIES." If we do not have sufficient funds to pay this premium, we may need to borrow the funds on unfavorable terms, which would divert funds that could be used elsewhere. This would result in slower growth of our company and lower than expected earnings.

Nasdaq Eligibility and Maintenance--If we do not maintain our Nasdaq SmallCap Market listing, you may have difficulty selling your shares.

  Our common stock is currently listed on the Nasdaq SmallCap Market. Under the current rules for listing on that market, we must maintain at least $2,000,000 in net tangible assets, a market capitalization of $35 million or have net income of $500,000. In addition, we must maintain at least $1,000,000 in market value of public float and a minimum bid price of $1.00 per share. For the reasons discussed below, it is possible that we may be unable to maintain these Nasdaq eligibility requirements. In the event of a delisting, you would be forced to trade our common stock in the over-the-counter market on an electronic bulletin board established for securities that do not meet the listing requirements or in what are commonly referred to as the "pink sheets." As a result, you may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Following are specific ways in which we may fail to maintain our current listing on the Nasdaq SmallCap Market:

  Ineligibility Resulting from Losses from Operations. If we experience losses from operations, we may be unable to maintain the standards for continued listing and Nasdaq may delist our common stock from the SmallCap Market.

  Ineligibility Resulting from Failure to Meet the Bid Price Requirement as a Result of the Issuance and Conversion of the Series B Preferred Stock. Because the conversion price of the Series B preferred stock is linked to the market price of our common stock, the conversion of these securities may result in a decrease in the bid price of our common stock. Specifically, if the market price of our common stock falls, the conversion price will fall as well. As a result, we will have to convert each share of Series B preferred stock into more shares of common stock. Further, if the market price falls and the holders convert their shares of Series B preferred stock into large amounts of common stock, the market price may decline further as a result of dilution. In this event, it is possible that the price may decline to such an extent that our minimum bid price will be lower than the required $1.00.

  Ineligibility Resulting from Failure to Meet Initial Inclusion Requirements following a Change in Control. The Nasdaq rules require us to qualify under the initial inclusion standards following a change in control resulting from a merger or consolidation, if there is also a change in either our business or our financial structure. If the conversion price is low enough, and if we issue enough shares to a selling stockholder upon conversion, the conversion of the Series B preferred stock could result in a change in control in a deemed merger or consolidation. In addition, Nasdaq may view the large increase in the number of shares of common stock outstanding following this conversion as a change in financial structure. If these events occur and if we fail to meet Nasdaq's initial inclusion requirements, Nasdaq may delist the common stock.

  Ineligibility Resulting from Public Policy Matters. In some cases, Nasdaq may deny listing or apply more stringent listing criteria to particular securities if, in its opinion, this treatment is necessary to protect investors and the public interest. Variable convertible securities, like the Series B preferred stock, may be subject to this strict treatment because of factors like their potential impact on our existing capital structure and their dilutive effect, as well as the other risk factors discussed in this prospectus. Therefore, it is possible that Nasdaq may require us to delist our common stock if it feels that this delisting would be necessary to protect investors.

Risk of Low Priced Stocks--If our common stock is considered a "penny stock," transactions in the common stock will be subject to additional regulations, decreasing the liquidity of the common stock.

  If the Nasdaq SmallCap Market delists our common stock and the common stock does not fit into any other exclusion from the definition of a "penny stock" under applicable SEC regulations, our common stock would become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell this stock to persons other than established customers and accredited investors, a group that generally is comprised of investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale, making the common stock more difficult to sell.

Adverse Effect of Shares Eligible for Future Sale--Future sales of large amounts of common stock could adversely effect the market price of our common stock and our ability to raise capital.

  Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, or following the exercise of outstanding preferred stock, options and warrants, including conversion of the Series B preferred stock and exercise of the related warrants, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options or warrants or conversion of preferred stock will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Protection of Proprietary Treatment Program--Our ability to effectively compete depends on protection of our proprietary treatment protocol through confidentiality and non-compete agreements.

  Our ability to compete and expand effectively will depend, in part, on our ability to develop and maintain the proprietary aspects of our unpatented treatment protocol. We have developed this protocol through our experiences to date in the clinical, billing and marketing areas of incontinence treatment. Others may independently develop the same or a similar program or otherwise obtain access to this protocol from former employees or former MedCare physicians.

  In addition, third parties have published clinical studies regarding the benefits of biofeedback treatment of incontinence. Although this is only one component of our treatment protocol, others may utilize these clinical studies to begin their own incontinence programs.

  We currently protect the treatment protocol from duplication through our confidentiality and non-compete agreements signed with our employees and customers. We cannot ensure that these agreements will provide meaningful protection for our treatment protocol in the event of their expiration or unauthorized use or disclosure. If our treatment protocol became widely duplicated, larger, better-capitalized companies could instantly compete with us in the incontinence treatment market.

Reimbursement and Related Matters--Market acceptance of the MedCare Program, which is crucial to our success and your investment, depends in part on whether governments and third-party insurers provide reimbursement.

  Our ability to successfully market the MedCare Program will depend, in part, on whether third parties such as government health administration authorities and private health coverage insurers reimburse the physicians using our program for the costs of the program. In the United States and in some foreign countries, third-party reimbursement is currently generally available for our products and services. However, third party reimbursement is currently generally unavailable for patient management products such as diapers, pads and urethral plugs. Governments and other third parties are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement. We cannot ensure that adequate third-party coverage will remain in effect in the future, and if this coverage is not maintained, market acceptance of the MedCare Program could decline.

Government Regulation--Unfavorable governmental regulation in the future could threaten our viability.

  Our business is heavily regulated. The MedCare Program is subject to regulation under the Federal Anti-Kickback Statute and the Federal Self-Referral Statute. RxSheets.com is subject to the Prescription Drug Marketing Act of 1987. In addition, legislators continually enact new legislation. The process of obtaining regulatory approvals can be lengthy and expensive, and the issuance of these approvals is uncertain. Currently, we believe that we are in compliance with all currently existing regulations that apply to us. However, if the federal or state government were to enact any new regulations, we may not be able to obtain the necessary approvals on a timely basis, or at all. Should legislators enact new legislation that is unfavorable to our business, this could, among other things, result in fines, suspensions of regulatory approvals, operating restrictions and criminal prosecution. We cannot predict whether any new reforms will be enacted, the types of approvals that will be required, or the effect of any enacted reform on our business.

Potential Fluctuations in Quarterly Results--Significant variations in our quarterly operating results may adversely affect the market price of our common stock.

  Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

RxSheets.com--Because the Internet is a new and rapidly evolving market, we may not be able to create a market for RxSheets.com's services, and may never operate profitably.

  In October 1999, we announced the launch of our new web site, RxSheets.com (www.rxsheets.com) which we direct exclusively at the physician and pharmaceutical marketplace. Many pharmaceutical companies offer physicians free samples of their drugs as part of their marketing promotions to physicians. Historically, companies carry out these marketing promotions by direct contact with physicians and direct mail. RxSheets.com offers focused marketing services to pharmaceutical companies through the Internet in order to efficiently and effectively manage the sampling of pharmaceutical drugs. Our services to the pharmaceutical industry include advertising, forwarding sample requests from physicians to suppliers and selling data accumulated from our service. While RxSheets.com is in the developmental stage, we hope to generate revenues from the fees we charge for those services. However, there are several risks related to RxSheets.com that may hinder its ultimate profitability, as discussed below.

  RxSheets.com will operate in a new and rapidly evolving market. Continued increases in the use of the Internet and other online services is crucial to RxSheets.com's business. The Internet as a marketing medium has not been available for enough time to gauge its effectiveness as compared with traditional media. Therefore, the Internet is an unproven medium for marketing services. As a result, our future operating results will depend substantially upon the increased use of the Internet for information, publication, distribution and commerce and the emergence of the Internet as an effective marketing medium. Our ability to generate significant revenues will also depend on, among other things, the development of a large base of physicians online, our ability to accurately measure our user base and our ability to develop or acquire effective marketing systems. Many of our potential customers have only limited experience with the Internet, have not yet devoted a significant portion of their marketing to the Internet, and may not find the Internet to be effective for promoting their products and services compared to traditional methods. The adoption of Internet marketing requires the acceptance of a new way of conducting business and exchanging information. The market for Internet services may not continue to emerge. The failure of the market to develop could materially and adversely affect our business. In addition, there is intense competition in the sale of services on the Internet, resulting in a wide range of rates and pricing. This makes it difficult to project future revenues and rates. Because RxSheets.com recently began operations, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is emerging. As a result of these risks, we may not generate significant future revenues from Internet-based services and never achieve favorable operating results or profitability.

  In addition, our success will depend, in part, on our ability to generate a high volume of physician traffic to our website. Therefore, the performance of our website is critical to our reputation and our ability to achieve market acceptance of RxSheets.com. Any system failure that causes interruptions in the availability or that increases response time of our services could reduce user satisfaction and traffic to the website, and if the interruption is lengthy or repeated, would reduce our attractiveness to advertisers and pharmaceutical companies.

  Legislation relating to consumer privacy may affect our ability to collect data. The enactment of legislation or industry regulations arising from public concern over consumer privacy issues could have a material adverse impact on our business. Legislators may place restrictions upon the collection and use of information that is currently legally available, which could materially increase our cost of collecting some kinds of data. It is also possible that legislation may prohibit us from collecting or disseminating data, which could in turn materially adversely affect our ability to meet our clients' requirements.

  Data suppliers might withdraw data from us, leading to our inability to provide products and services. We utilize physician identification data provided to us by suppliers in order to verify the identity of physicians. This data is important to our customers, as it ensures that samples and advertising are provided only to physicians. If owners of the data we use were to withdraw the data from us, we would not be able to offer physician-only marketing campaigns which could result in potential customers utilizing competitors who offer these services. If our data providers were to withdraw their data, our decreased ability to provide our services to our clients could result in decreased revenues, net income and earnings per share.

Competition--In the evolving healthcare field, if we do not continually develop the MedCare Program, it could become uncompetitive or obsolete.

  Healthcare is a rapidly evolving field in which other companies may have greater financial and research and development resources than we do. We compete directly with a number of small incontinence clinics, offered by doctors, hospitals or therapists, that use a combination of non-invasive alternative treatment options to treat urinary incontinence. In addition, we compete with other alternative treatments to urinary incontinence, including absorbent products and diapers, surgery, indwelling catheters, implanting devices, injectable materials, electrical stimulation, mechanical devices and drugs. Our ability to compete effectively will depend, in part, on our ability to develop and maintain a treatment program that offers therapeutic or cost advantages over competitive offerings. Developments by others could render the MedCare Program uncompetitive or obsolete.

Item 2. Properties

  The Company's principal office is located at 1515 West 22nd Street, Suite 1210, Oak Brook, Illinois, 60523. This office is 2900 square feet and is subleased for $5,500 per month, until January 31, 2003. The Company also leases 1,500 square feet of office space located in Vancouver, British Columbia for $2,000 per month, plus operating expenses.

Item 3. Legal Proceedings

  The Company is not involved in any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. The Company's management does not believe that any such claims or lawsuits will have a material adverse effect on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of the security holders in the fourth quarter of 1999.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

(a) Market Information

  The Company's Common Stock is listed on the Nasdaq Small Cap Market under the symbol "MCAR". The following table sets forth the high and low sale prices for the periods indicated:

                                                                   High    Low
                                                                  ------- ------
     First Quarter 1998.......................................... $ 9.375 $7.375
     Second Quarter 1998......................................... $11.063 $9.000
     Third Quarter 1998.......................................... $ 9.313 $6.000
     Fourth Quarter 1998......................................... $ 7.438 $4.875

     First Quarter 1999.......................................... $ 8.250 $5.250
     Second Quarter 1999......................................... $ 7.250 $4.625
     Third Quarter 1999.......................................... $ 4.969 $2.438
     Fourth Quarter 1999......................................... $ 4.125 $1.375

(b) Holders

  As of December 31, 1999 there were approximately 300 stockholders of record of the Company's Common Stock.

(c) Dividend Policy

  The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

  During 1998, the Company engaged in only one type of business, the offering of the MedCare Program, as described below. In October 1999, the Company announced the launch of its new web site, RxSheets.com (www.rxsheets.com), which is directed exclusively at the physician and pharmaceutical marketplace. The Company believes that RxSheets.com offers a wide array of compelling and focused information and services that will enable physicians to more efficiently and effectively manage the sampling of pharmaceutical drugs. In addition, the Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com. As of December 31, 1999, the Company has not generated any revenues from RxSheets.com.

  The MedCare Program is a discrete package of equipment, software and services developed by MedCare to assist physicians in providing non-pharmaceutical, non-invasive treatment to patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation. The MedCare Program is used by physicians to support a treatment plan based primarily on behavioral modification techniques such as electromyography ("EMG") biofeedback, pelvic floor muscle exercise, and bladder and bowel retraining. Utilizing the MedCare Program, physicians help patients activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control. Therapy is provided through computerized instrumental EMG biofeedback and is based on operant conditioning strategies whereby specific physiological responses are progressively shaped, strengthened and coordinated. The MedCare Program is available either in a private office, clinic, or a hospital setting.

  To date, the Company has not received significant revenues due to the early stage nature of the Company's business and has incurred ongoing operating losses due to costs related to research, business development, website development, management and staff recruitment, establishing training systems and providing ongoing training, development of advertising and marketing programs, and other costs associated with establishing corporate infrastructure necessary for expanding on a national basis. Although planned principal operations have commenced, substantial revenues have yet to be realized.

Results of Operations

  Revenues. The Company experienced a 115% increase in revenues over last year's results with revenues of $1,687,780 and $786,586 for the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 the Company had deferred recognizing the revenue and related costs on three MedCare Program sites as performance of the Company's obligations under the contract was not complete. During the second quarter of 1999, the Company introduced a new franchise version of the MedCare Program to hospitals and other large healthcare providers which requires each new site to pay an upfront subscription fee, the clinician's salary and a set monthly management fee. Although the sales cycle is longer, the new franchise version allows MedCare to reach a greater number of healthcare providers. Existing offices that were unprofitable were closed.

  During the next year, the Company expects to derive the majority of its potential revenues from the commencement of operations of the MedCare Program at additional sites in the United States. In addition, during 2000, the Company expects to begin generating revenue from the sale of marketing services from its new wholly-owned subsidiary, RxSheets.com. As of December 31, 1999, there have been no revenues related to RxSheets.com.

  General and Administrative Expenses. During 1999, the Company incurred $4,969,962 in general and administrative expenses, an increase of 6% over 1998 expenses of $4,689,400. The increase is primarily attributable to additional salary and operating expenses related to the additional MedCare sites open during 1999 versus 1998 offset by a reduction in advertising expenses. In addition, the Company incurred $305,114 of operating and start-up expenses in 1999 related to its new subsidiary, RxSheets.com. Also in 1999, the Company recorded a charge of $89,978, for damaged and obsolete fixed assets related to the unprofitable MedCare sites that were closed.

  Interest Income. Interest income was $157,405 and $162,109 for the years ended December 31, 1999, and 1998, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

  Provision for Income Taxes. As of December 31, 1999, the Company's accumulated deficit was $9,616,648 and as a result, there has been no provision for income taxes to date. The Company has net operating loss carryforwards that will expire beginning with the year 2002 in the amount of $9,131,154 unless utilized by the Company.

  Preferred Stock Deemed Dividends. Preferred stock deemed dividends was $964,987 and $29,248 for the years ended December 31, 1999 and 1998, respectively. The increase is due to the accretion to its redemption value of the Series B preferred stock issued in May 1999. See Note 8 of the footnotes to our financial statements for additional details.

Liquidity and Capital Resources

  At December 31, 1999, the Company had a cash balance of $3,218,228, compared to a cash balance of $2,826,086 at December 31, 1998.

  During 1999, the Company used $3,291,406 of net cash from operating activities as compared to $3,381,600 of net cash used in 1998. The decrease in the net cash used in operating activities was due mainly to the decrease in the net loss between years offset by an increase in prepaid expenses and a decrease in accounts payable and accrued liabilities. The increase in prepaid expenses was due to the purchase of a subscription for a database of physician information for RxSheets.com that will be utilized in 2000. The decrease in accounts payable and accrued liabilities was due mainly to the reduction of MedCare Program offices at year-end 1999 versus an expansion of MedCare Program offices at year-end 1998.

  Net cash used in investing activities was $218,331 for 1999, compared to net cash used of $315,335 for 1998. The decrease in the net cash used in investing activities was due mainly to purchasing fewer and less expensive equipment for the MedCare Program offices in 1999 versus 1998.

  Net cash provided by financing activities was $3,901,879 for 1999 compared to $3,082,230 for 1998. The Company has financed its operations primarily through private placements of Common Shares, Preferred Shares and the exercise of stock options as described below.

  On July 8, 1997, pursuant to Rule 506, the Company sold 165 shares of Series A Preferred Stock for $10,000 per share. The proceeds of $1,650,000 were used for working capital and expansion of operations. The purchasers of the Series A preferred stock also received preferred stock warrants to purchase an equal amount of Series A preferred stock under the same terms as the original offering. In June of 1998, the Series A preferred stock investors converted 165 preferred warrants into Series A preferred stock. Upon conversion of the preferred warrants, the investors and the Company deposited into an escrow account the proceeds of $1,650,000 and the related Series A preferred stock pending final approval of the Company's registration statement. Of the original four investors who participated in the escrow agreement, three withdrew their proceeds of $1,400,000 and forfeited the related Series A preferred stock and warrants. The forfeited Series A preferred stock and related warrants were canceled. The remaining investor, Concordia Partners, released its investment of $250,000 to the Company and received 25 shares of new Series A preferred stock and 11,344 warrants exercisable three months after their issuance date at an exercise price of $7.346 per share. During the year ended December 31, 1998, 140 shares of preferred stock were converted to 272,736 shares of common stock. During the year ended December 31, 1999, the remaining 50 shares of Series A preferred stock were converted to 491,111 shares of common stock. As of December 31, 1999, there is no Series A preferred stock outstanding.

  During 1998, 200,000 warrants to purchase Common Stock were exercised at $6 per share, or $1,200,000. In addition, on November 6, 1998, the Company issued 300,000 shares of its common stock at $5.00 per share to Lyons Capital Corporation, a Bermuda corporation, with a warrant to purchase an additional 300,000 shares at

$5.00 per share pursuant to an offering made under Rule 506 promulgated under the Securities Act of 1933, as amended ("Rule 506"). The warrant is exercisable until October 14, 2004. The proceeds were used for working capital and expansion of operations.

  On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock and related warrants for $4,000,000 ($10,000 per share). The proceeds are designated to be used for working capital and expansion of operations. During the year ended December 31, 1999, 222 shares of Series B preferred stock were converted into 1,589,097 shares of common stock. As of December 31, 1999, there were 178 shares of Series B preferred stock outstanding. See Note 8 of the footnotes to the financial statements for the key provisions of this offering.

  The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate current and future MedCare Program locations and RxSheets.com, recruit and train qualified management and clinical personnel, and the Company's ability to compete against other, better capitalized corporations who offer alternative or similar options for urinary incontinence and pharmaceutical sampling services.

  Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. See "Risk Factors" for additional details.

Item 7. Financial Statements

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders of
MedCare Technologies, Inc.

  We have audited the consolidated balance sheet of MedCare Technologies, Inc. and Subsidiaries, (a Delaware corporation), as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedCare Technologies, Inc. and Subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, IL
March 2, 2000

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
MedCare Technologies, Inc. and Subsidiaries
Oak Brook, Illinois 60523

  We have audited the consolidated balance sheet of MedCare Technologies, Inc. and Subsidiaries, (the Company), as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

Clancy and Co., P.L.L.C.

Phoenix, Arizona
March 2, 1999

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                         1999         1998
                                                      -----------  -----------
                       ASSETS
Current Assets
  Cash and Cash Equivalents.......................... $ 3,218,228  $ 2,826,086
  Accounts Receivable, net of allowance of $82,000
   and $45,200 at December 31, 1999 and 1998,
   respectively......................................     201,700      271,240
  Prepaid Expenses...................................     162,140            0
                                                      -----------  -----------
    Total Current Assets.............................   3,582,068    3,097,326
Property and Equipment, net..........................     312,198      283,630
Intangible Assets--the MedCare Program, net of
 Accumulated amortization of $136 and $68............         864          932
                                                      -----------  -----------
    Total Assets..................................... $ 3,895,130  $ 3,381,888
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable................................... $    88,522  $   260,142
  Accrued Liabilities................................      98,715      209,601
  Deferred Revenue...................................      18,646            0
                                                      -----------  -----------
    Total Current Liabilities........................     205,883      469,743
Stockholders' Equity
Preferred Stock (authorized 1,000,000 shares):
  Convertible Series A, $.25 Par Value, Issued and
   outstanding,
   none at December 31, 1999 and 50 at December 31,
   1998..............................................           0           12
  Convertible Series B, $.25 Par Value, Issued and
   outstanding,
   178 at December 31, 1999 and none at December 31,
   1998,
   at redemption value...............................   2,122,620            0
Common Stock--$0.001 Par Value, Authorized
 100,000,000; Issued and outstanding, 9,911,313 and
 7,825,105 shares at December 31, 1999 and December
 31, 1998, respectively..............................       9,911        7,825
Warrants.............................................      94,000            0
Additional Paid in Capital...........................  11,079,364    9,396,179
Accumulated Deficit..................................  (9,616,648)  (6,491,871)
                                                      -----------  -----------
    Total Stockholders' Equity.......................   3,689,247    2,912,145
                                                      -----------  -----------
    Total Liabilities and Equity..................... $ 3,895,130  $ 3,381,888
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998

                                                         Year         Year
                                                         Ended        Ended
                                                       12/31/99     12/31/98
                                                      -----------  -----------
Revenues............................................. $ 1,687,780  $   786,586
General and Administrative Expenses..................   4,969,962    4,689,400
                                                      -----------  -----------
Operating Loss.......................................  (3,282,182)  (3,902,814)
Interest Income......................................     157,405      162,109
                                                      -----------  -----------
Net Loss.............................................  (3,124,777)  (3,740,705)
Less: Preferred Stock Deemed Dividends...............    (964,987)     (29,248)
                                                      -----------  -----------
Net Loss Available to Common Stockholders............ $(4,089,764) $(3,769,953)
                                                      ===========  ===========
Loss Per Share Attributable to Common Stockholders--
  Basic and Diluted.................................. $     (0.51) $     (0.52)
Weighted Average of Common Shares Outstanding--
  Basic and Diluted..................................   8,036,245    7,302,387


   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998

                       Series A              Series B
                    Preferred Stock      Preferred Stock      Common Stock   Additional
                    -----------------   ------------------  ----------------   Paid In             Accumulated
                    Shares    Amount    Shares   Amount      Shares   Amount   Capital    Warrants   Deficit       Total
                    -------   -------   ------ -----------  --------- ------ -----------  -------- -----------  -----------
Balance, December
 31, 1997.........       165   $    41      0  $         0  6,993,379 $6,993 $ 6,284,504  $     0  $(2,721,918) $ 3,569,620
Issuance of Common
 Stock for
 Consulting
 Agreement........                                              6,000      6          (6)                                 0
Issuance of Common
 Stock for
 Warrants
 Exercised........                                            200,000    200   1,199,800                          1,200,000
Issuance of Common
 Stock for
 Exercise of
 Cashless
 Warrants.........                                              8,990      9          (9)                                 0
Placement of
 Series A
 Preferred Stock
 in Escrow, net of
 costs............       165        41                                         1,636,189                          1,636,230
Withdrawal of
 Funds in Escrow
 and Cancellation
 of Shares........      (140)      (35)                                       (1,399,965)                        (1,400,000)
Issuance of Common
 Stock Under a
 506D Offering at
 $5.00 per share..                                            300,000    300   1,499,700                          1,500,000
Issuance of Common
 Stock for
 Series A
 Conversions......      (140)      (35)                       272,736    273        (238)                                 0
Issuance of Common
 Stock Under Stock
 Option Plans.....                                             44,000     44     146,956                            147,000
Preferred Deemed
 Dividend.........                                                                29,248               (29,248)           0
Net Loss..........                                                                                  (3,740,705)  (3,740,705)
                     -------   -------   ----  -----------  --------- ------ -----------  -------  -----------  -----------
Balance, December
 31, 1998.........        50   $    12      0  $         0  7,825,105 $7,825 $ 9,396,179  $     0  $(6,491,871) $ 2,912,145
Issuance of Series
 B Preferred
 Stock--net of
 issuance costs...                        400    3,883,879                                                        3,883,879
Issuance of Common
 Stock for
 Series A
 Conversions......       (50)      (12)                       491,111    491        (479)
Issuance of Common
 Stock for
 Series B
 Conversions......                       (222)  (2,632,246) 1,589,097  1,589   2,630,657
Issuance of Common
 Stock Under Stock
 Option Plans.....                                              6,000      6      17,994                             18,000
Vesting of
 Warrants Issued
 With Series B
 Preferred Stock..                                 (94,000)                                94,000
Preferred Deemed
 Dividends........                                 964,987                      (964,987)
Net Loss for the
 Year Ended
 December 31,
 1999.............                                                                                  (3,124,777)  (3,124,777)
                     -------   -------   ----  -----------  --------- ------ -----------  -------  -----------  -----------
                           0   $     0    178  $ 2,122,620  9,911,313 $9,911 $11,079,364  $94,000  $(9,616,648) $ 3,689,247
                     =======   =======   ====  ===========  ========= ====== ===========  =======  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998

                                                        For the      For the
                                                      Year Ended   Year Ended
                                                       12/31/99     12/31/98
                                                      -----------  -----------
Cash Flows from Operating Activities--Net Loss....... $(3,124,777) $(3,740,705)
  Adjustments to Reconcile Net Loss to Net Cash Used
   by Operating Activities:
    Depreciation and Amortization....................      99,853       65,300
    Excess and Obsolete Equipment Write-off..........      89,978            0
    (Increase) Decrease in Accounts Receivable.......      69,540     (203,710)
    (Increase) Decrease in Prepaid Expenses..........    (162,140)      43,569
    Increase (Decrease) in Accounts Payable and
     Accrued Liabilities.............................    (282,506)     453,946
    Increase in Deferred Revenue.....................      18,646            0
                                                      -----------  -----------
      Total Adjustments..............................    (166,629)     359,105
Net Cash Used by Operating Activities................  (3,291,406)  (3,381,600)
Cash Flow Used in Investing Activities:
  Purchase of Property & Equipment...................    (218,331)    (315,335)
Cash Flow from Financing Activity
  Proceeds from sale of common stock.................      18,000    2,847,000
  Proceeds from Series A Preferred Stock Issuance,
   net of issuance costs.............................           0      236,230
  Proceeds from Series B Preferred Stock Issuance,
   net of issuance costs.............................   3,883,879            0
  Advances (Repayments) to Officers..................           0       (1,000)
                                                      -----------  -----------
Net Cash Provided by Financing Activities............   3,901,879    3,082,230
                                                      -----------  -----------
Increase (Decrease) in Cash and Cash Equivalents.....     392,142     (614,705)
Cash and Cash Equivalents at Beginning of Period.....   2,826,086    3,440,791
                                                      -----------  -----------
Cash and Cash Equivalents at End of Period........... $ 3,218,228  $ 2,826,086
                                                      ===========  ===========
Supplemental Information
  Cash Paid for:
    Interest.........................................           0            0
    Income taxes.....................................           0            0
Non-Cash Items--Preferred Deemed Dividends........... $   964,987  $    29,248

   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                       NOTES TO THE FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 1--Organization and Operations

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

  The Company engages in a Program Agreement with each Site, which is defined as a hospital, physician or group of physicians, involved on a regular basis in the diagnosis, evaluation and treatment of urinary and rectal incontinence, as well as other pelvic dysfunction. The agreements have various expiration dates, typically run for a period of one to three years, and may be terminated upon the occurrence of certain conditions as set forth in the agreement. Each Site also agrees to sign a confidentiality and noncompetition agreement as a condition precedent to the performance by the Company of its obligations.

  During the second quarter of 1999, the Company introduced a franchise version of the MedCare Program to hospitals and other large healthcare providers which requires each new site to pay an upfront subscription fee, the clinician's salary and a set monthly management fee. Although the sales cycle is longer, the franchise version allows MedCare to reach a greater number of healthcare providers. Existing offices that were unprofitable were closed.

  During the next year, the Company expects to derive the majority of its potential revenues from the commencement of operations of the MedCare Program at additional sites in the United States.

  In October 1999, the Company launched its new web site, RxSheets.com (www.rxsheets.com), which is directed exclusively at the physician and pharmaceutical marketplace. The Company believes that RxSheets.com offers information and services that will enable physicians and pharmaceutical companies to more efficiently and effectively manage the sampling of pharmaceutical drugs. In addition, the Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com. During 2000, the Company expects to begin generating revenue from the sale of marketing services from RxSheets.com. As of December 31, 1999, there have been no revenues related to RxSheets.com.

  The Company expects to incur losses as it expands its businesses and will require additional funding during 2000. The Company is currently seeking additional equity and expects to raise funds through a private or public equity investment in order to support existing operations and expand the range and scope of its business. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 2--Significant Accounting Policies

 A. Cash and Cash Equivalents

  The Company considers all highly liquid financial instruments with a maturity of three months or less to be cash and cash equivalents.

 B. Concentration of Credit Risk

  The Company maintains cash balances in excess of $100,000 at a local bank. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company also maintains investments in money market funds and U.S. government securities that are not insured.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

 C. Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MedCare Technologies Corporation and RxSheets.com, Inc. All intercompany transactions have been eliminated in consolidation.

 D. Property and Equipment

  Property and equipment is stated at cost and is depreciated under the straight-line method over their estimated useful lives ranging from three to seven years.

 E. Revenue Recognition

  During 1999, the Company offered two versions of the MedCare Program:

  Program Management--Under program management, the Company agrees to provide equipment, personnel and administrative services to the Site in connection with the Site's establishment and operation of the Program. Each Site agrees to pay the Company a management fee for each patient visit to the Site during which a patient receives services under the Program. Revenues are recognized as patients receive services.

  Program Franchise--Under program franchise, the Company agrees to provide the equipment, technology and training to start the MedCare Program as well as ongoing support through its clinical and billing divisions. The Site agrees to the pay the Company an initial subscription fee and a monthly consulting fee. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 45 "Accounting for Franchise Fee Revenue", the initial subscription fee is deferred and recognized upon commencement of operations. The monthly consulting fee is recognized when earned.

  The Company did not recognize any revenues related to RxSheets.com in either 1998 or 1999.

 F. Use of Estimates

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

 G. Income Taxes

  The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates. See Note 10.

 H. Earnings per Share

  Basic loss per share has been computed based on the weighted average number of common shares outstanding. All loss per share amounts in the financial statements are basic loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted loss per share does not differ from basic loss per share for all periods presented and does not include the effect of common share equivalents, because the inclusion of such shares would be antidilutive. The antidilutive common share equivalents related to outstanding warrants, employee stock options and common stock issuable upon conversion of the preferred stock totaled 4,335,729 and 2,510,221 at December 31, 1999 and 1998, respectively.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

 I. Stock-Based Compensation

  The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

  SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure-only requirements of SFAS No. 123 for stock options issued to employees. See Note 6.

 J. Presentation

  Certain accounts from prior years have been reclassified to conform with the current year's presentation.

 K. Pending Accounting Pronouncements

  It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

Note 3--Property and Equipment

  Property and equipment consists of the following at December 31:

                                                              1999       1998
                                                            ---------  --------
     Office Equipment...................................... $  11,930  $ 11,930
     Computer Equipment....................................   174,562   164,931
     Medical Equipment.....................................    99,219   127,315
     Computer Software.....................................   130,252    48,832
     Building Improvements.................................    11,665    11,695
     Furniture.............................................     3,705     1,500
                                                            ---------  --------
       Total...............................................   431,333   366,203
     Less Accumulated Depreciation.........................  (119,135)  (82,573)
                                                            ---------  --------
     Net Book Value........................................ $ 312,198  $283,630
                                                            =========  ========

  Depreciation charged to expense during the years ended December 31, 1999 and 1998 was $99,785 and $65,231, respectively. Also in 1999, the Company recorded a charge of $89,978, for damaged and obsolete fixed assets related to the unprofitable MedCare sites that were closed.

Note 4--Long-lived Assets--The MedCare Program

  On August 14, 1995, the Company acquired the rights to The MedCare Program, a urinary incontinence procedure in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company intends to amortize the cost of the system over 15 years, based on management's estimated useful life of the protocol, beginning with the first year in which commercial sales occur. Management reassesses annually the estimated useful life. Amortization expense charged to operations during the years ended December 31, 1999 and 1998, was $68.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Note 5--Stock Options

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

  The status of the Company's stock option plans is summarized below as of December 31:

                                                         Number of    Option
                                                          Shares       Price
                                                         ---------  -----------
     Options Outstanding at December 31, 1997........... 1,190,000  $3.00-$6.50
     Exercised..........................................   (44,000)  3.00- 4.50
     Granted............................................   653,000   6.50- 9.25
     Forfeited..........................................    (5,000)  6.00- 9.25
                                                         ---------  -----------
     Options Outstanding at December 31, 1998........... 1,794,000   3.00- 9.25
     Exercised..........................................    (6,000)        3.00
     Granted............................................   816,000   3.00- 6.50
     Forfeited..........................................  (293,000)  4.50- 9.25
                                                         ---------  -----------
     Options Outstanding at December 31, 1999........... 2,311,000  $3.00-$9.25
                                                         =========  ===========

  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

                                                            1999        1998
                                                         ----------  ----------
     Net Loss
       As reported...................................... $4,089,764  $3,769,953
       Pro forma........................................ $4,688,123  $5,145,919
     Net Loss Per Share
       As reported...................................... $    (0.51) $    (0.52)
       Pro forma........................................ $    (0.58) $    (0.70)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted in 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 65% and 58%, risk-free interest rates of 6.5% and 5%, and expected lives of 4 and 8 years.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Stock options outstanding and exercisable on December 31, 1999 are as follows:

                                                                     Weighted
                                                       Weighted       Average
                   Range of                Shares      Average       Remaining
                Exercise Price              Under   Exercise Price  Contractual
                  per Share                Option     per Share    Life in Years
                --------------            --------- -------------- -------------
     Outstanding:
       $3.00 to $4.99.................... 1,141,000     $3.43           3.9
       $5.00 to $6.99....................   930,000     $6.45           5.3
       $6.99 to $9.25....................   240,000     $7.66           3.3
                                          ---------
                                          2,311,000
                                          =========
     Exercisable:
       $3.00 to $4.99....................   701,000     $3.71           --
       $5.00 to $6.99....................   736,250     $6.43           --
       $6.99 to $9.25....................   165,250     $7.41           --
                                          ---------
                                          1,602,500
                                          =========

Note 6--Stock Warrants

  In July 1997, the Company issued 300,000 shares of common stock at $6.00 each. The issuance also included warrants to purchase an additional 300,000 shares of common stock at $6.00 each, exercisable until July 7, 2002. In March 1998, 200,000 warrants to purchase shares of common stock were exercised at $6.00 per share, or $1,200,000. As of December 31, 1998 and 1999, there were 100,000 warrants outstanding related to this issuance.

  In July 1997, the Company, pursuant to Regulation D, Rule 506, issued Series A Preferred Stock (see Note 7) and related warrants. This offering granted warrants to purchase a number of shares of common stock of the Company equal to 33 1/3% multiplied by the aggregate purchase price of the Subscriber's preferred stock outstanding on each of nine, twelve and fifteen months following the closing date of the offering, exercisable at $7.346 per share. As of December 31, 1998 and 1999, there were 208,251 warrants outstanding related to this issuance.

  In November 1998, the Company issued through a Rule 506 Regulation D Private Placement, 300,000 shares of restricted common stock at $5.00 per share, or $1,500,000, and granted 300,000 common stock warrants exercisable at $5.00 until October 14, 2004. As of December 31, 1998 and 1999, there were 300,000 warrants outstanding related to this issuance.

  In May 1999, the Company, pursuant to Regulation D, Rule 506, issued Series B Preferred Stock and related warrants to purchase shares of common stock. Subject to the vesting schedule described below, each warrant entitles its holder to 200 shares of Common Stock for (i) each issued share of the Series B Preferred held on the applicable vesting date and (ii) each share of the Series B Preferred converted prior to the applicable vesting date at the fixed conversion price (see Note 9). The vesting dates of the warrants are (i) September 15, 1999 (ii) March 13, 2000 and (iii) September 9, 2000. The exercise price of each warrant is 125% of the average of the closing bid prices of the Company's Common Stock for the five consecutive trading days immediately preceding the applicable vesting date. As of December 31, 1999, there were 80,000 warrants that had vested at an exercise price of $3.6525 per share. The value of these warrants totaled $94,000 and resulted in the recording of additional preferred deemed dividends for the Series B preferred stock.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Note 7--Preferred Stock--Series A

  On June 20, 1997, the Company began a Regulation D offering under Rule 506. This offering was for the issuance of Series A Preferred Stock of the Company and was sold for $10,000 per share. The offering closed on July 8, 1997, with $1,650,000 placed. The preferred stock was accompanied by warrants as described in Note 6.

  The Series A Preferred Shareholder was entitled to convert, subject to the Company's right of redemption, if the conversion price is less than the $7.346 at the time of receipt of a notice of conversion. The conversion price was equal to the lower of $7.346 or a discount, ranging from 10% to 20% over a 12 month period beginning July 8, 1997, of the average Closing Bid Price for five trading days immediately preceding the date of conversion divided into the original purchase price of the preferred stock, plus an 8% per annum accretion rate equal to the period that has passed since the closing date.

  During the year ended December 31, 1998, 140 shares of preferred stock were converted to 272,736 shares of common stock and 25 shares of preferred stock were issued to an investor at $10,000 per share in accordance with the terms of the original offering.

  During the year ended December 31, 1999, the remaining 50 shares of Series A preferred stock were converted to 491,111 shares of common stock. As of December 31, 1999, there is no Series A preferred stock outstanding.

Note 8--Preferred Stock--Series B

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

 Conversion by Holders

  Subject to the limitations discussed below, each share of the Series B Preferred shall be convertible into shares of Common Stock at a variable conversion rate (the "Conversion Rate") equal to the Conversion Amount (defined below) divided by the applicable Conversion Price (defined as follows). The "Conversion Price" is the lesser of (i) the fixed conversion price (the "Fixed Conversion Price"), which is $7.80 or (ii) the variable conversion price (the "Variable Conversion Price"). The Variable Conversion Price is the lower of (a) the closing bid price on the day the holder delivers the required notice of his intention to convert to the Company or (b) the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date such notice is given. The "Conversion Amount" is defined as $10,000, plus any stock dividends that have accrued but have not been paid out, plus any default interest (equal to 15%) for dividends which the Company has elected to pay in cash but has failed to pay on a timely basis. The above formula may or may not result in the common stock being issued at a discount to the current market price. As of December 31, 1999, all of the outstanding Series B Preferred may be converted into common stock subject to certain ownership limitations detailed in the agreements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

 Redemption at the Option of Investors

  Each outstanding share of the Series B Preferred is redeemable, at the option of the Investors, in the event of any of the following transactions (each a "Major Transaction"): (i) the consolidation, merger or other business combination of the Company, (ii) the sale or transfer of all or substantially all of the Company's assets or (iii) a purchase, tender or exchange offer made to and accepted by the holders of more than 50% of the outstanding shares of Common Stock, provided that such Major Transaction shall have occurred or have been the subject of a public announcement during the period beginning on the date of issuance and ending on the later of (a) the first anniversary of the date of issuance and (b) the date which is 270 days after the effective date of the Registration Statement relating to the applicable shares. In the event of a Major Transaction, the redemption price per share shall be the greater of
(i) 115% of the Liquidation Amount (as defined below) and (ii) the product of
(a) the applicable Conversion Rate and (b) the closing bid price on the date of the public announcement of the event. The "Liquidation Amount" is equal to $10,000 plus any dividends that have accrued but have not been paid out, plus any default interest (equal to 15% per annum) for dividends which the Company has elected to pay in cash but has failed to pay on a timely basis.

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

 Investor Call Option

  For every (i) unconverted Series B Preferred share held by the investors on May 18, 2000 and (ii) preferred share converted at the Fixed Conversion Price prior to May 18, 2000, the investors have the right to subscribe for an additional preferred share and related warrants under the same terms and conditions of the original closing (revised to reflect the Company's then current common stock market price). Each investor may exercise this right only at such time when the closing market price of the Company's common stock is greater than the Fixed Conversion Price.

 Accounting Treatment

  The Company has accounted for these securities as redeemable securities and accreted to the redemption amount of 115% of the Liquidation Amount as of the balance sheet date. The accretion reduced income

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES applicable to common shareholders and is disclosed separately as preferred deemed dividends on the face of the income statement. The Company has classified the Series B Preferred Stock as stockholders equity due to the receipt of a contingent equity funding commitment. The equity funding commitment was received from a venture capital fund controlled by the chairman of the Company and is only valid upon the occurrence of the delisting of the Common Stock or a Major Transaction to fund a redemption by the Series B Holders. The commitment is only valid while there are any shares of Series B Preferred Stock outstanding.

Note 9--Income Taxes

  There is no current or deferred tax expense for the years ended December 31, 1999 and 1998, due to the Company's loss position. The Company has fully reserved for any benefits of these losses.

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

     Deferred Taxes                                       1999         1998
     ---------------                                   -----------  -----------
     NOL Carryforwards................................ $ 3,195,904  $ 1,767,643
     Organization Costs...............................     116,535      195,563
     Accrued Expenses.................................      42,560       93,163
                                                       -----------  -----------
       Total Deferred Tax Assets...................... $ 3,354,999  $ 2,056,369
     Deferred Tax Liabilities--Depreciation...........     (21,999)      (3,519)
                                                       -----------  -----------
       Total.......................................... $ 3,333,000  $ 2,052,850
     Valuation Allowance..............................  (3,333,000)  (2,052,850)
                                                       -----------  -----------
     Net Deferred Tax Assets.......................... $         0  $         0
                                                       ===========  ===========

  A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

                                                                  1999    1998
                                                                 ------  ------
     Statutory Federal Income Tax Rate.......................... (34.0)% (34.0)%
     Other......................................................   0.3 %   0.1 %
     Increase in Valuation Allowance............................  33.7 %  33.9 %
                                                                 ------  ------
     Effective Income Tax Rate..................................   0.0 %   0.0 %
                                                                 ======  ======

  The Company has available net operating loss carryforwards of $9,131,154 for tax purposes to offset future taxable income which begin to expire in 2002.

Note 10--Commitments and Contingencies

  Operating Leases--The company leases office space and office equipment under various noncancelable operating lease agreements which expire through 2003. The Company has a second office located in Vancouver, Canada, which is owned by one of the Company's directors, and is leased to the Company for $2,000 per month. Rental expense charged to operations during the years ended December 31, 1999 and 1998 was approximately $92,000 and $90,000, respectively.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Future minimum payments under noncancelable operating leases are as follows:

        2000............................................................ $69,080
        2001............................................................ $67,614
        2002............................................................ $67,101
        2003............................................................ $ 5,602

  Employment Agreements--The Company has employment and stock option agreements with its President and Chief Executive Officer. The employment agreement provides for the officer to earn a minimum of $150,000 annually until January 1, 1999 and a minimum of $200,000 annually through January 1, 2000. The officer is also eligible for an annual bonus for each fiscal year of the Company during the term based on performance standards as the Board or compensation committee designates. The officer shall also receive a monthly automobile allowance of $1,000. Under the stock option agreement, the President and CEO was granted an option to acquire 500,000 shares at an exercise price per share of $6.50, and an option to acquire 100,000 shares at an exercise price per share of $6.00.

Note 11--Segment Information

  During 1998, the Company engaged in only one type of business, the offering of the MedCare Program, as described above. In October 1999, the Company launched its new web site, RxSheets.com (www.rxsheets.com), which is directed exclusively at the physician and pharmaceutical marketplace. RxSheets.com offers a wide array of information and services that will enable physicians to more efficiently and effectively manage the sampling of pharmaceutical drugs online.

  During 1999, the Company was managed as two operating segments, the MedCare Program and RxSheets.com. During 1998, the Company had only one operating segment, the MedCare Program. As of December 31, 1999, RxSheets.com had not generated any revenues and management did not allocate any corporate, selling, administrative or overhead expenses to RxSheets.com. All corporate, selling, administrative and overhead expenses are included in the MedCare Program in both 1998 and 1999.

                                           MedCare
                                           Program    RxSheets.com    Total
                                         -----------  ------------ -----------
     1999
       Revenues......................... $ 1,687,780   $       0   $ 1,687,780
       Segment Loss.....................  (2,977,068)   (305,114)   (3,282,182)
       Total assets.....................   3,659,594     235,536     3,895,130
       Capital expenditures.............     124,500      93,831       218,331
       Equipment write-off..............      89,978           0        89,978
       Depreciation and amortization....      90,058       9,795        99,853

     1998
       Revenues......................... $   786,586   $       0   $   786,586
       Segment Loss.....................  (3,902,814)          0    (3,902,814)
       Total assets.....................   3,381,888           0     3,381,888
       Capital expenditures.............     315,335           0       315,335
       Depreciation and amortization....      65,300           0        65,300

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  On May 10, 1999, Medcare Technologies, Inc. dismissed Clancy and Co., P.L.L.C., as its independent public accountants.

  Clancy and Co., P.L.L.C. were dismissed by the Company after the audit for the fiscal year ending December 31, 1998. The dismissal was approved by the Board of Directors. Clancy and Co., P.L.L.C. issued an unqualified audit opinion on the 1998 year-end financial statements and modified their audit opinion on the 1997 year-end financial statements to reflect the development stage status of the Company at that time. During the course of their work, the Company and Clancy and Co., P.L.L.C. have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

  The Company has engaged Arthur Andersen LLP as its new independent public accountants effective with the dismissal of its former accountants. During the Company's two most recent fiscal years prior to the engagement, there have been no consultations with the newly engaged accountants with regard to either the application of accounting principle as to any specific transaction, the type of audit opinion that would be rendered on the Company's financial statements; or any matter of disagreements with the former accountants.

  The Company disclosed the above in a Form 8-K filing dated May 17, 1999.

                                   PART III

Item 9. Directors and Executive Officers of the Registrant

  The information required by this Item with respect to directors and Section 16 compliance is included in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated herein by reference.

Item 10. Executive Compensation

  The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

  The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated herein by reference.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K

  The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

  No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2000.

                                          MedCare Technologies, Inc.

                                                    /s/ Jeff Aronin
                                          By __________________________________
                                                        Jeff Aronin
                                                     CEO and President

                                                   /s/ Alan Jagiello
                                          By __________________________________
                                                       Alan Jagiello
                                                            CFO

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Jeff Aronin               CEO and President            March 27, 2000
______________________________________
             Jeff Aronin

        /s/ Alan Jagiello              CFO                          March 27, 2000
______________________________________
            Alan Jagiello

                                 EXHIBIT INDEX

 Exhibit                               Description
 -------                               -----------
    3.   Articles of Incorporation and Bylaws
         3a. Articles of Incorporation and Amendments **
         3b. Bylaws **

    4.   Series B Preferred Stock Agreements*
         4a. Certificate of Designation*
         4b. Securities Purchase Agreement*
         4c. Registration Rights Agreement*
         4d. Form of Warrant*
         4e. Escrow Agreement*

    5.   Opinion re Legality
         5a. Opinion of Counsel regarding Registration****

   10.   Material Contracts
         10a. Certificate of Designation*
         10b. Subscription Agreement*
         10c. Nine-Month Warrant*
         10d. Twelve-Month Warrant*
         10e. Fifteen-Month Warrant*
         10f. Preferred Warrants*
         10g. Registration Rights*
         10h. Instructions to Transfer Agent*
         10i. Agreement and Amendment*
         10j. Agreement and Amendment for Queensway Financial Holdings Limited*
         10k. Three-Month Warrant*
         10l. Swartz Warrant*
         10m. Program Management Agreement with Amendment*
         10n. Employment and Stock Agreement, dated as of December 9, 1998 between Medcare Technologies, Inc. and Jeffrey S. Aronin***
         10o. Sublease dated as of December 31, 1997 between Medcare
              Technologies, Inc. and Delta Dental Association***
         10p. Stock Option Plan 1995*
         10q. Stock Option Plan 1996*
         10r. Stock Option Plan 1997--$4.50 options*
         10s. Stock Option Plan 1997--$6.50 options*
         10t. Stock Option Plan 1998***
         10u. Stock Option Plan 1999***
         10v. Stock Option Plan 2000*****
         10w. Hartford Capital Commitment Letter

   16.   Letter from the Former Accountant*

   23.   Consent of Experts and Counsel
         23a. Consent of Independent Auditor
         23b. Consent of Independent Auditor

   27.   Financial Data Schedule

--------
    * Incorporated by reference to Form SB-2, File number 333-41611
   ** Incorporated by reference to Form 10-KSB for the year ended December 31,
      1997
  *** Incorporated by reference to Form 10-KSB for the year ended December 31,
      1998
 **** Incorporated by reference to Form S-3, File number 333-90729
***** Incorporated by reference to 1999 Proxy Statement