Form 10QSB
period 2000-03-31
MEDCARE TECHNOLOGIES INC
filed 2000-05-15
CIK 1002422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)


     X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   -----      SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended March 31, 2000

   ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____ to _______

Commission file number:  0-28790


                          MEDCARE TECHNOLOGIES, INC.
                          --------------------------
            (exact name of registrant as specified in its charter)


DELAWARE                                      87-0429962 B
--------                                      ----------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation  or organization)

Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois   60523
---------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:       (630) 472-5300
                                                          --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes   X      No
                                                       ---
The number of shares of the Registrant's Common Stock, $0.001 par value, as of May 11, 2000: 10,117,997

                          MEDCARE TECHNOLOGIES, INC.
                   FORM 10-QSB, QUARTER ENDED MARCH 31, 2000

INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements
Consolidated Balance Sheet as of March 31, 2000....................................................  3
Consolidated Statement of Operations for the Quarter Ended March 31, 2000..........................  4
Consolidated Statement of Cash Flows for the Quarter Ended March 31, 2000..........................  5
Notes to Interim Consolidated Financial Statements.................................................  6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2    Management's Discussion and Analysis.....................................................  7

PART II   OTHER INFORMATION

Item 1    Legal Proceedings........................................................................  10
Item 2    Changes in Securities....................................................................  10
Item 3    Defaults Upon Senior Securities..........................................................  10
Item 4    Submission of Matters to a Vote of Security Holders......................................  10
Item 5    Other Information........................................................................  10
Item 6    Exhibits and Reports on Form 8-K.........................................................  10

          Signatures...............................................................................  10


Item 1    Financial Statements
------------------------------

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                       (Unaudited)
                                                                        March 31,      December 31,
                             ASSETS                                        2000           1999
                                                                       ------------    -----------
Current Assets
--------------
Cash                                                                   $  2,456,514    $ 3,218,228
Accounts Receivable, net of Allowance for Doubtful Accounts of
   $92,600 and $82,000                                                      165,228        201,700
Prepaid Expenses                                                            228,086        162,140
                                                                       ------------    -----------
   Total Current Assets                                                   2,849,828      3,582,068

Property and Equipment, Net                                                 274,757        312,198
Intangible Assets-the MedCare Program, net of
   Accumulated Amortization of $153 and $136                                    847            864
                                                                       ------------    -----------
   Total Assets                                                        $  3,125,432    $ 3,895,130
                                                                       ============    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Accounts Payable                                                       $    266,391    $    88,522
Accrued Liabilities                                                          71,616         98,715
Deferred Revenue                                                                  0         18,646
                                                                       ------------    -----------
   Total Current Liabilities                                                338,007        205,883

Stockholders' Equity
--------------------

Preferred Stock (Authorized 1,000,000 shares):
  Convertible Series B, $.25 Par Value,
    Issued and outstanding, 147 and 178 shares at March 31, 2000
     and December 31, 1999, respectively, at redemption value             1,778,105      2,122,620

Common Stock - $0.001 Par Value, Authorized 100,000,000 shares;
  Issued and Outstanding, 10,066,866 and 9,911,313 shares at
  March 31, 2000 and December 31, 1999, respectively                         10,067          9,911

Warrants                                                                    114,924         94,000

Additional Paid in Capital                                               11,402,799     11,079,364

Retained Earnings                                                       (10,518,470)    (9,616,648)
                                                                       ------------    -----------
   Total Stockholders' Equity                                             2,787,425      3,689,247
                                                                       ------------    -----------
   Total Liabilities and Equity                                        $  3,125,432    $ 3,895,130
                                                                       ============    ===========

MEDCARE TECHNOLOGIES, INC AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                   (Unaudited)    (Unaudited)
                                                  Three Months    Three Months
                                                      Ended           Ended
                                                     3/31/00         3/31/99
                                                  ------------    ------------
Revenues                                            $  240,912      $  394,063

General and Administrative Expenses                  1,180,624       1,392,416
                                                  ------------    ------------

Operating Loss                                        (939,712)       (998,353)

Interest Income                                         37,890          24,032
                                                  ------------    ------------

Net Loss                                              (901,822)       (974,321)

Less: Preferred Stock Deemed Dividends                 (49,363)              0
                                                  ------------    ------------
Net Loss Available to Common Shareholders            ($951,185)      ($974,321)
                                                  ============    ============

Loss Per Common Share & Common
  Share Equivalents                                     ($0.10)         ($0.12)

Weighted Number of Common Shares Outstanding         9,975,152       7,829,949

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                     (Unaudited)        (Unaudited)
                                                                                    For the Three      For the Three
                                                                                    Months Ended       Months Ended
                                                                                       3/31/00            3/31/99
                                                                                    -------------      -------------
Cash Flows from Operating Activities - Net Loss                                         ($901,822)         ($974,321)

Adjustments to Reconcile Net Loss to Net Cash Providing by Operating Activities:
--------------------------------------------------------------------------------
Depreciation and Amortization                                                              21,413             20,541
Equipment write-off                                                                        33,351                  0
(Increase) Decrease in Accounts Receivable                                                 36,472            (68,508)
(Increase) Decrease in Prepaid Expenses                                                   (65,946)                 0
Increase (Decrease) in Current Liabilities                                                132,124           (170,838)
                                                                                    -------------      -------------
Total Adjustments                                                                         157,414           (218,805)

Net Cash Used by Operating Activities                                                    (744,408)        (1,193,126)

Cash Flow from Investing Activities:
------------------------------------
Purchase of Property & Equipment                                                          (17,306)          (101,363)
                                                                                    -------------      -------------
Net Cash Flows from Investing Activities                                                  (17,306)          (101,363)

Cash Flow from Financing Activity
---------------------------------
Proceeds from sale of common stock                                                              0             18,000
                                                                                    -------------      -------------
Net Cash Provided by Financing Activities                                                       0             18,000

Increase (Decrease) in Cash and Cash Equivalents                                         (761,714)        (1,276,489)

Cash and Cash Equivalents at Beginning of Period                                        3,218,228          2,826,086
                                                                                    -------------      -------------

Cash and Cash Equivalents at End of Period                                             $2,456,514        $ 1,549,597
                                                                                    =============      =============

Supplemental Information:

Preferred Stock Deemed Dividends                                                           49,363                  0
                                                                                    =============      =============

    Cash Paid for:
    Interest                                                                                    0                  0
    Income taxes                                                                                0                  0


                          MEDCARE TECHNOLOGIES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000

NOTE 1.  Statement of Information Furnished
-------------------------------------------

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three month period ended March 31, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-KSB.

Note 2 - Segment Information
----------------------------

     During the first three quarters of 1999, the Company engaged in only one type of business, the offering of the MedCare Program, as described above. In October 1999, the Company launched its new web site, RxSheets.com
(www.rxsheets.com), which is directed exclusively at the physician and pharmaceutical marketplace.

     During 2000, the Company is being managed as two operating segments, the MedCare Program and RxSheets.com. During the first quarter of 1999, the Company had only one operating segment, the MedCare Program. As of March 31, 2000, RxSheets.com had not generated any revenues and management did not allocate any corporate, selling, administrative or overhead expenses to RxSheets.com. All corporate, selling, administrative and overhead expenses are included in the MedCare Program in both 1999 and 2000.

                                   MedCare
                                   Program        RxSheets.com        Total
------------------------------------------------------------------------------
First Quarter 2000
------------------
Revenues                         $  240,912        $       0        $  240,912
Segment Loss                       (444,367)        (495,345)         (939,712)
Total assets                      2,883,399          242,033         3,125,432

First Quarter 1999
------------------
Revenues                         $  394,063        $       0        $  394,063
Segment Loss                       (998,353)               0          (998,353)
Total assets                      2,254,729                0         2,254,729

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

Overview
--------

     During 1998, the Company engaged in only one type of business, the offering of the MedCare Program, as described below. In October 1999, the Company announced the launch of its new web site, Rx Sheets.com (www.rxsheets.com), which is directed exclusively at the physician and pharmaceutical marketplace. The Company believes that RxSheets.com offers a wide array of compelling and focused information and services that will enable physicians to more efficiently and effectively manage the sampling of pharmaceutical drugs. In addition, the Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com. As of March 31, 2000, the Company has not generated any revenues from RxSheets.com.

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

RESULTS OF OPERATIONS

     Revenues. The Company experienced a 39% decrease in revenues from last year's first quarter results with revenues of $240,912 and $394,063 for the three months ended March 31, 2000 and 1999, respectively. During the second quarter of 1999, the Company introduced a new franchise version of the MedCare Program to hospitals and other large healthcare providers which requires each new site to pay an upfront subscription fee, the clinician's salary and a monthly management fee. Although the sales cycle is longer, the new franchise version allows MedCare to reach a greater number of healthcare providers. The decrease in revenues is due to the change to the new franchise version of the MedCare Program during 1999 and the closing of unprofitable offices.

     During the current year, the Company expects to derive the majority of its potential revenues from the commencement of operations of the MedCare Program at additional sites in the United States. In addition, the Company expects to begin generating revenue from the sale of marketing services from its new wholly-owned subsidiary, RxSheets.com. As of March 31, 2000, there have been no revenues related to RxSheets.com.

     General and Administrative Expenses. During the first quarter of 2000, the Company incurred $1,180,624 in general and administrative expenses, a decrease of 15% from last year's first quarter expenses of $1,392,416. The decrease is primarily attributable to less salary and operating expenses as fewer MedCare sites existed during the first quarter of 2000 versus the same period in 1999. The decrease in these expenses were offset by operating and start-up expenses in the first quarter of 2000 related to RxSheets.com, which did not exist in first quarter of 1999.

     Interest Income. Interest income was $37,890 and $24,032 for the quarters ended March 31, 2000, and 1999, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

     Provision for Income Taxes. As of March 31, 2000, the Company's accumulated deficit was $10,518,470 and as a result, there has been no provision for income taxes to date. The Company has net operating loss carryforwards that will expire beginning with the year 2002 unless utilized by the Company.

     Preferred Stock Deemed Dividends. Preferred stock deemed dividends were $49,363 and zero for the quarters ended March 31, 2000 and 1999, respectively. The increase is due to the accretion to its redemption value of the Series B preferred stock issued in May 1999 and the vesting of warrants issued with the Series B preferred stock in March, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had a cash balance of $2,456,514, compared to a cash balance of $3,218,228 at December 31, 1999.

     During the first quarter of 2000, the Company used $744,408 of net cash from operating activities as compared to $1,193,126 of net cash used in the first quarter of 1999. The decrease in the net cash used in operating activities was due mainly to the decrease in the net loss between years and an increase in accounts payable and accrued liabilities offset by an increase in prepaid expenses. The increase in prepaid expenses was due to the purchase of a subscription for a database of physician information for RxSheets.com that will be utilized in 2000. The increase in accounts payable and accrued liabilities was due mainly to the additional expenditures required for the start-up and operating expenses of RxSheets.com.

     Net cash used in investing activities was $17,306 for the first quarter of 2000, compared to $101,363 for 1998. The decrease in the net cash used in investing activities was due mainly to purchasing fewer fixed assets for the MedCare Program offices in the first quarter of 2000 versus the first quarter of 1999.

     Net cash provided by financing activities was zero for 2000 compared to $18,000 for 1999. The Company has financed its operations primarily through private placements of Common Shares, Preferred Shares and the exercise of stock options.

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

None

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

Dated: May 12, 2000