Form 10QSB
period 2000-06-30
MEDCARE TECHNOLOGIES INC
filed 2000-08-14
CIK 1002422

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)


      X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----      SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended June 30, 2000

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  0-28790


                           MEDCARE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)



DELAWARE                                              87-0429962 B
--------                                    ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois            60523
--------------------------------------------------------     -----------------
(Address of principal executive offices)

Registrant's telephone number, including area code:            (630) 472-5300
                                                             -----------------
Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ---

The number of shares of the Registrant's Common Stock, $0.001 par value, as of August 11, 2000: 10,379,087.

                           MEDCARE TECHNOLOGIES, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2000

INDEX


PART I       FINANCIAL INFORMATION

Item 1       Financial Statements

Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999....................     3
Consolidated Statement of Operations for the Quarter Ended June 30, 2000 and 1999.......     4
Consolidated Statement of Cash Flows for the Quarter Ended June 30, 2000 and 1999.......     5
Notes to Interim Consolidated Financial Statements......................................     6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2   Management's Discussion and Analysis...........................................     7

PART II      OTHER INFORMATION

Item 1    Legal Proceedings.............................................................    10
Item 2    Changes in Securities.........................................................    10
Item 3    Defaults Upon Senior Securities...............................................    10
Item 4    Submission of Matters to a Vote of Security Holders...........................    10
Item 5    Other Information.............................................................    10
Item 6    Exhibits and Reports on Form 8-K..............................................    10

         Signatures.....................................................................    10


Item 1    Financial Statements
------------------------------

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999




                                                                       (Unaudited)
                            ASSETS                                       June 30,        December 31,
Current Assets                                                            2000              1999
--------------                                                         ------------      -----------
Cash                                                                   $  1,607,998      $ 3,218,228
Accounts Receivable, net of Allowance for Doubtful Accounts of
   $73,500 and $82,000                                                      110,124          201,700
Prepaid Expenses                                                            154,585          162,140
                                                                       ------------      -----------
   Total Current Assets                                                   1,872,707        3,582,068

Property and Equipment, Net                                                 294,457          312,198
Intangible Assets--the MedCare Program, net of
   Accumulated Amortization of $170 and $136                                    830              864
                                                                       ------------      -----------
   Total Assets                                                        $  2,167,994      $ 3,895,130
                                                                       ============      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Accounts Payable                                                       $    407,729      $    88,522
Accrued Liabilities                                                          88,650           98,715
Deferred Revenue                                                             33,066           18,646
                                                                       ------------      -----------
   Total Current Liabilities                                                529,445          205,883

Stockholders' Equity
--------------------

Preferred Stock (Authorized 1,000,000 shares):
   Convertible Series B, $.25 Par Value,
      Issued and outstanding, 125 and 178 shares at June 30, 2000
      and December 31, 1999, respectively, at redemption value            1,533,391        2,122,620

Common Stock - $0.001 Par Value, Authorized 100,000,000 shares;
   Issued and Outstanding,  10,313,414 and 9,911,313 shares at
   June 30, 2000 and December 31, 1999, respectively                         10,313            9,911

Warrants                                                                    114,924           94,000

Additional Paid in Capital                                               11,654,018       11,079,364

Retained Earnings                                                       (11,674,097)      (9,616,648)
                                                                       ------------      -----------
   Total Stockholders' Equity                                             1,638,549        3,689,247
                                                                       ------------      -----------
   Total Liabilities and Stockholders' Equity                          $  2,167,994      $ 3,895,130
                                                                       ============      ===========

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                      Three Months     Three Months      Six Months       Six Months
                                                          Ended            Ended            Ended            Ended
                                                         6/30/00          6/30/99          6/30/00          6/30/99
                                                    -----------------------------------------------------------------
Revenues                                               $   146,945      $   553,090      $   387,857     $    947,152

Expenses                                                 1,331,035        1,287,258        2,511,659        2,679,674

                                                    -----------------------------------------------------------------
Operating Loss                                          (1,184,090)        (734,168)      (2,123,802)      (1,732,522)

Interest Income                                             28,463           31,763           66,353           55,796

                                                    -----------------------------------------------------------------
Net Loss                                                (1,155,627)        (702,405)      (2,057,449)      (1,676,726)

Less: Preferred Stock Deemed Dividends                     (23,033)        (748,636)         (72,396)        (748,636)

                                                    -----------------------------------------------------------------
Net Loss Available to Common Stockholders               (1,178,660)      (1,451,041)      (2,129,845)      (2,425,362)
                                                    =================================================================
Loss Per Common Share & Common
  Share Equivalents                                         ($0.12)          ($0.19)          ($0.21)          ($0.31)

Weighted Number of Common Shares Outstanding            10,211,248        7,831,160       10,093,200        7,830,582

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                           (Unaudited)      (Unaudited)
                                                                                           For the Six      For the Six
                                                                                          Months Ended     Months Ended
                                                                                               6/30/00          6/30/99
                                                                                          ------------     ------------

Cash Flows from Operating Activities - Net Loss                                            $(2,057,449)     $(1,676,726)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
---------------------------------------------------------------------------
Depreciation and Amortization                                                                   44,130           42,237
Equipment write-off                                                                             33,351                0
Non-employee stock option compensation expense                                                   6,750                0
(Increase) Decrease in Accounts Receivable                                                      91,576         (171,629)
(Increase) Decrease in Prepaid Expenses                                                          7,555                0
Increase (Decrease) in Current Liabilities                                                     323,562          (24,555)
                                                                                           -----------      -----------
Total Adjustments                                                                              506,924         (153,947)

Net Cash Used by Operating Activities                                                       (1,550,525)      (1,830,673)

Cash Flow from Investing Activities:
------------------------------------
Purchase of Property & Equipment                                                               (59,705)        (109,216)
                                                                                           -----------      -----------
Net Cash Flows from Investing Activities                                                       (59,705)        (109,216)

Cash Flow from Financing Activity
---------------------------------
Proceeds from sale of common stock                                                                   0           18,000
Proceeds from Series B Preferred Stock Issuance (net of issuance costs)                              0        3,883,879
                                                                                           -----------      -----------
Net Cash Provided by Financing Activities                                                            0        3,901,879

Increase (Decrease) in Cash and Cash Equivalents                                            (1,610,230)       1,961,990

Cash and Cash Equivalants at Beginning of Period                                             3,218,228        2,826,086
                                                                                           -----------      -----------

Cash and Cash Equivalents at End of Period                                                 $ 1,607,998      $ 4,788,076
                                                                                           ===========      ===========

Supplemental Information:

Preferred Stock Deemed Dividends                                                                72,396          748,636
                                                                                           ===========     ============

    Cash Paid for:
      Interest                                                                                       0                0
      Income taxes                                                                                   0                0


                          MEDCARE TECHNOLOGIES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE 1.  Statement of Information Furnished
-------------------------------------------

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three and six month periods ending June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

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

     During 2000, the Company is being managed as two operating segments, the MedCare Program and RxSheets.com. As of June 30, 2000, RxSheets.com had not generated any revenues and management did not allocate any corporate, administrative or overhead expenses to RxSheets.com. All corporate, administrative and overhead expenses are included in the MedCare Program in both 1999 and 2000.

                                                               MedCare
                                                               Program              RxSheets.com               Total
-----------------------------------------------------------------------------------------------------------------------
For the three months ended June 30, 2000
----------------------------------------
Revenues                                                     $  146,945              $       0              $   146,945
Segment Loss                                                   (562,296)              (621,794)              (1,184,090)
Total assets                                                  1,919,417                248,577                2,167,994

For the three months ended June 30, 1999
----------------------------------------
Revenues                                                     $  553,090              $       0              $   553,090
Segment Loss                                                   (714,574)               (19,594)                (734,168)
Total assets                                                  5,582,486                      0                5,582,486

                                         MedCare
                                         Program       RxSheets.com     Total
--------------------------------------------------------------------------------
For the six months ended June 30, 2000
--------------------------------------
Revenues                                $   387,857             0    $  387,857
Segment Loss                             (1,009,315)   (1,114,487)   (2,123,802)
Total assets                              1,919,417       248,577     2,167,994

For the six months ended June 30, 1999
--------------------------------------
Revenues                                $   947,152    $        0   $   947,152
Segment Loss                             (1,712,928)      (19,594)   (1,732,522)
Total assets                              5,582,486             0     5,582,486

Note 3 - Commitments
--------------------

     On April 17, 2000, the Company entered into an agreement with an outside consultant for strategic consulting and management time relating to RxSheets. The agreement obligates the Company to pay the outside consultant $28,750 a month until the termination of the agreement on October 31, 2000.

     On May 17, 2000, the Company entered into a twenty-four month leasing arrangement for the purchase of approximately $200,000 of computer equipment and software. The lease term begins after the delivery and installation of the computer equipment which occurred in July, 2000. The lease agreement required a down payment of 15% of the total purchase at the signing of the lease and defers any payment for the first six months. At the end of the twenty-four month lease term, the Company can purchase the equipment for $1. The Company will treat this lease as a capital lease in its financial statements at the commencement of the lease term.

Note 4 - Financial Results and Liquidity
----------------------------------------

     To date, we have not been profitable and have only recently begun to execute on our business plan for RxSheets. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results.

     The Company expects to incur losses as it expands its businesses and will require additional funding during 2000. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities. Recently, the Company has received offers from various third parties to acquire the Company or RxSheets. Some of the offers to acquire RxSheets have consisted of consideration in the form of cash or a combination of cash and stock, the latter of which may result in the Company having a continuing but minority interest in RxSheets or the acquiring entity, although such result is not assured. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale of the Company or RxSheets is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms.

     Our common stock is currently listed on the Nasdaq SmallCap Market. Under the current rules for listing on that market, we must maintain at least $2,000,000 in net tangible assets, a market capitalization of $35 million or have net income of $500,000. In addition, we must maintain at least $1,000,000 in market value of public float and a minimum bid price of $1.00 per share. In the event of a delisting, a shareholder would be forced to trade our common stock in the over-the-counter market on an electronic bulletin board established for securities that do not meet the listing requirements or in what are commonly referred to as the "pink sheets." Because the Company does not currently satisfy the net income, market capitalization and net tangible asset tests, we may be delisted from the Nasdaq SmallCap Market. Although the Company currently has plans to avoid delisting, we cannot assure you that compliance will be achieved and delisting avoided.

     The Nasdaq may delist our common stock if the bid price for our common stock is less than $1.00 for a period of 30 consecutive business days; provided that once Nasdaq has notified the Company of such deficiency, the Company will have 90 days to achieve compliance, which is defined as the Company's common stock trading above such $1.00 minimum for a period of ten consecutive business days during such 90 day period. The Company's common stock became subject to delisting on this basis on June 29, 2000 and has until September 27, 2000 to regain compliance. We cannot assure you that the Company's stock price will return to closing bid price levels such that compliance will be subsequently achieved and delisting avoided. If delisting from Nasdaq were to occur, the outstanding Series B preferred stock would be subject to redemption.

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

Overview
--------

     During 1998, the Company engaged in only one type of business, the offering of the MedCare Program, as described below. In October 1999, the Company announced the launch of its new web site, Rx Sheets.com (www.rxsheets.com), which is directed exclusively at the physician and pharmaceutical marketplace. The Company believes that RxSheets.com offers a wide array of compelling and focused information and services that will enable physicians to more efficiently and effectively manage the sampling of pharmaceutical drugs. In addition, the Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com. As of June 30, 2000, the Company has not generated any revenues from RxSheets.com.

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

RESULTS OF OPERATIONS

  Revenues. The Company experienced a 73% decrease in revenues over last year's second quarter results with revenues of $146,945 and $553,090 for the three months ended June 30, 2000 and 1999, respectively. Revenues for the six month period ended June 30, 2000 decreased 59% from $947,152 in 1999 to $387,857. As of June 30, 2000 the Company had deferred recognizing the revenue and related costs on three MedCare Program sites and one RxSheets contract as performance of the Company's obligations under the contracts were not complete. During the second quarter of 1999, the Company introduced a new franchise version of the MedCare Program to hospitals and other large healthcare providers which requires each new site to pay an upfront subscription fee, the clinician's salary and a monthly management fee. Although the sales cycle is longer, the new franchise version allows MedCare to reach a greater number of healthcare providers. The decrease in revenues is due to the change to the new franchise version of the MedCare Program during 1999 and the closing of unprofitable offices.

     During the next year, the Company expects to derive the majority of its potential revenues from the commencement of operations of the MedCare Program at additional sites in the United States. In addition, during 2000, the Company expects to begin generating revenue from the sale of marketing services from its new wholly-owned subsidiary, RxSheets.com. As of June 30, 2000, there have been no revenues related to RxSheets.com.

  Expenses. During the three months ended June 30, 2000, the Company incurred $1,331,035 in expenses, an increase of 3% from second quarter 1999 expenses of $1,287,258. Expenses for the six month period ended June 30, 2000 decreased 6% from $2,679,674 to $2,511,659. The Company experienced less salary and operating expenses for the Medcare Program as fewer MedCare sites existed during the second quarter of 2000 versus the same period in 1999. This was offset by operating and start-up expenses in the second quarter of 2000 related to RxSheets.com, which had minimal activity in the second quarter of 1999. In addition, the Company incurred additional expense in the second quarter of 2000 as a result of its efforts to obtain additional financing.

  Interest Income. Interest income was $28,463 and $31,763 for the quarters ended June 30, 2000 and 1999, respectively. Interest income for the six month period ended June 30, 2000 increased from $55,796 to $66,353. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

  Provision for Income Taxes. As of June 30, 2000, the Company's accumulated deficit was $11,674,097 and as a result, there has been no provision for income taxes to date. The Company has net operating loss carryforwards that will expire beginning with the year 2002 unless utilized by the Company.

  Preferred Stock Deemed Dividends. Preferred stock deemed dividends were $23,033 and $748,636 for the quarters ended June 30, 2000 and 1999, respectively. The decrease is due to the one-time accretion to its redemption value of the entire Series B preferred stock offering on its issuance date in May 1999 and the lower number of Series B preferred shares outstanding during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had a cash balance of $1,607,998 compared to a cash balance of $3,218,228 at December 31, 1999.

     During the first six months of 2000, the Company used $1,550,525 of net cash from operating activities as compared to $1,830,673 of net cash used in the first six months of 1999. The decrease in the net cash used in operating activities was due mainly to an increase in accounts payable and accrued liabilities offset by an increase in the net loss between years. The increase in accounts payable and accrued liabilities was due mainly to the additional expenditures required for the start-up and operating expenses of RxSheets.com.

     Net cash used in investing activities was $59,705 for the first six months of 2000, compared to $109,216 for 1999. The decrease in the net cash used in investing activities was due mainly to purchasing fewer fixed assets for the MedCare Program offices in the first six months of 2000 versus the first six months of 1999.

     Net cash provided by financing activities was zero for 2000 compared to $3,901,879 for 1999. On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) and related warrants for $4,000,000 ($10,000 per share). The Company has financed its operations primarily through private placements of Common Shares, Preferred Shares and the exercise of stock options.

     On May 17, 2000, the Company entered into a twenty-four month leasing arrangement for the purchase of approximately $200,000 of computer equipment and software. The lease term begins after the delivery and installation of the computer equipment which occurred in July, 2000. The lease agreement required a down payment of 15% of the total purchase at the signing of the lease and defers any payment for the first six months. At the end of the twenty-four month lease term, the Company can purchase the equipment for $1. The Company will treat this lease as a capital lease in its financial statements at the commencement of the lease term.

     The Company expects to incur losses as it expands its businesses and will require additional funding during 2000. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities. Recently, the Company has received offers from various third parties to acquire the Company or RxSheets. Some of the offers to acquire RxSheets have consisted of consideration in the form of cash or a combination of cash and stock, the latter of which may result in the Company having a continuing but minority interest in RxSheets or the acquiring entity, although such result is not assured. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale of the Company or RxSheets is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms.

     Our common stock is currently listed on the Nasdaq SmallCap Market. Under the current rules for listing on that market, we must maintain at least $2,000,000 in net tangible assets, a market capitalization of $35 million or have net income of $500,000. In addition, we must maintain at least $1,000,000 in market value of public float and a minimum bid price of $1.00 per share. In the event of a delisting, a shareholder would be forced to trade our common stock in the over-the-counter market on an electronic bulletin board established for securities that do not meet the listing requirements or in what are commonly referred to as the "pink sheets." Because the Company does not currently satisfy the net income market capitalization and net tangible asset tests, the Company may be delisted from the Nasdaq SmallCap Market. Although the Company currently has plans to avoid delisting, we cannot assure you that compliance will be achieved and delisting avoided.

     The Nasdaq may delist our common stock if the bid price for our common stock is less than $1.00 for a period of 30 consecutive business days; provided that once Nasdaq has notified the Company of such deficiency, the Company will have 90 days to achieve compliance, which is defined as the Company's common stock trading above such $1.00 minimum for a period of ten consecutive business days during such 90 day period. The Company's common stock became subject to delisting on this basis on June 29, 2000 and has until September 27, 2000 to regain compliance. We cannot assure you that the Company's stock price will return to closing bid price levels such that the compliance will be subsequently achieved and delisting avoided. If delisting from Nasdaq were to occur, the outstanding Series B preferred stock would be subject to redemption.

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

None

Item 5    Other Information
---------------------------

None

Item 6    Exhibits and Reports on Form 8-K
------------------------------------------

Exhibit 10x. Equipment Lease Agreement
Exhibit 10y. Block Time Agreement
Exhibit 27. Financial Data Schedule

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

Dated: August 14, 2000