Form 10QSB
period 2000-09-30
MEDCARE TECHNOLOGIES INC
filed 2000-11-14
CIK 1002422

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)


      X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    -----    SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended September 30, 2000

    ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _______

Commission file number:  0-28790


                          MEDCARE TECHNOLOGIES, INC.
                          --------------------------
            (exact name of registrant as specified in its charter)



                DELAWARE                              87-0429962 B
                --------                   ---------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation  or organization)

     Suite 1210 - 1515 West 22nd Street, Oak Brook, Illinois      60523
     ------------------------------------------------------------------
     (Address of principal executive offices)

Registrant's telephone number, including area code:          (630) 472-5300
                                                             --------------
Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No
                                          ------

The number of shares of the Registrant's Common Stock, $0.001 par value, as of November 10, 2000: 11,349,045.

                          MEDCARE TECHNOLOGIES, INC.
                 FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2000


INDEX


PART I         FINANCIAL INFORMATION

Item 1         Financial Statements
Consolidated Balance Sheet as of September 30, 2000.........................................  3
Consolidated Statement of Operations for the Quarter Ended September 30, 2000...............  4
Consolidated Statement of Cash Flows for the Quarter Ended September 30, 2000...............  5
Notes to Interim Consolidated Financial Statements..........................................  6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2    Management's Discussion and Analysis..............................................  8

PART II        OTHER INFORMATION

Item 1    Legal Proceedings................................................................. 12
Item 2    Changes in Securities............................................................. 12
Item 3    Defaults Upon Senior Securities................................................... 12
Item 4    Submission of Matters to a Vote of Security Holders............................... 12
Item 5    Other Information................................................................. 12
Item 6    Exhibits and Reports on Form 8-K.................................................. 12

          Signatures........................................................................ 12


Item 1  Financial Statements
----------------------------

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                            (Unaudited)
                                                                           September 30,   December 31,
                              ASSETS                                           2000            1999
                                                                           -------------   ------------
Current Assets
--------------
Cash                                                                       $    619,178    $ 3,218,228
Accounts Receivable, net of Allowance for Doubtful Accounts of
  $20,510 and $82,000                                                           118,456        201,700
Prepaid Expenses                                                                 76,184        162,140
                                                                           ------------    ------------
  Total Current Assets                                                          813,818      3,582,068

Property and Equipment, Net                                                     416,983        312,198
Intangible Assets-the MedCare Program, net of
  Accumulated Amortization of $187 and $136                                         813            864
                                                                           ------------    ------------
  Total Assets                                                             $  1,231,614    $ 3,895,130
                                                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
--------------------
Accounts Payable                                                           $    150,916    $    88,522
Accrued Liabilities                                                             119,572         98,715
Current Portion of Lease                                                         54,600              0
Deferred Revenue                                                                 74,052         18,646
                                                                           ------------    ------------
  Total Current Liabilities                                                     399,140        205,883

Long-Term Portion of Lease                                                      114,832              0
                                                                           ------------    ------------
Total Liabilities                                                               513,972        205,883

Stockholders' Equity
---------------------
Preferred Stock (Authorized 1,000,000 shares):
  Convertible Series B, $.25 Par Value,
  Issued and outstanding, 83.5 and 178 shares at September 30, 2000
    and December 31, 1999, respectively, at redemption value                  1,038,712      2,122,620

Common Stock - $0.001 Par Value, Authorized 100,000,000 shares;
  Issued and Outstanding,  11,349,045 and 9,911,313 shares at
  September 30, 2000 and December 31, 1999, respectively                         11,349          9,911

Warrants                                                                        117,830         94,000

Additional Paid in Capital                                                   12,151,505     11,079,364

Retained Earnings                                                           (12,601,754)    (9,616,648)
                                                                           ------------    ------------

  Total Stockholders' Equity                                                    717,642      3,689,247
                                                                           ------------    ------------

  Total Liabilities and Equity                                             $  1,231,614    $ 3,895,130
                                                                           ============    ============

MEDCARE TECHNOLOGIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                      (Unaudited)       (Unaudited)     (Unaudited)     (Unaudited)
                                                     Three Months      Three Months     Nine Months     Nine Months
                                                         Ended             Ended           Ended           Ended
                                                        9/30/00           9/30/99         9/30/00         9/30/99
                                                    ---------------    -------------   -------------   --------------
Revenues                                                   136,131       $  429,281         523,989     $  1,376,434
Expenses                                                 1,078,543        1,156,970       3,590,201        3,836,645
                                                    ---------------    -------------   -------------   --------------
Operating Loss                                            (942,412)        (727,689)     (3,066,212)      (2,460,211)
Interest Income                                             14,754           56,735          81,107          112,531
                                                    ---------------    -------------   -------------   --------------
Net Loss                                                 ($927,658)       ($670,954)    ($2,985,105)     ($2,347,680)
Less: Preferred Stock Deemed Dividends                     (21,898)         (88,811)        (94,294)        (837,447)
                                                    ---------------    -------------   -------------   --------------
Net Loss Available to Common Stockholders                ($949,556)       ($759,765)     (3,079,399)     ($3,185,127)

Loss Per Common Share & Common
  Share Equivalants                                         ($0.09)          ($0.10)         ($0.30)          ($0.41)

Weighted Number of Common Shares Outstanding            10,700,548        7,831,160      10,298,628        7,830,775

MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                           (Unaudited)      (Unaudited)
                                                                                          For the Nine     For the Nine
                                                                                          Months Ended     Months Ended
                                                                                             9/30/00          9/30/99
                                                                                        --------------     ------------
Cash Flows from Operating Activities - Net Loss                                            ($2,985,105)     ($2,347,680)

Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
---------------------------------------------------------------------------
Depreciation and Amortization                                                                   82,389           74,557
Equipment write-off                                                                             33,351                0
Non-employee stock option compensation expense                                                  13,500                0
(Increase) Decrease in Accounts Receivable                                                      83,244         (127,990)
(Increase) Decrease in Prepaid Expenses                                                         85,956                0
Increase (Decrease) in Accounts Payable and Accrued Liabilities                                 83,251         (166,943)
Increase (Decrease) in Deferred Revenue                                                         55,406           48,000
                                                                                           -----------      -----------
Total Adjustments                                                                              437,097         (172,376)

Net Cash Used by Operating Activities                                                       (2,548,008)      (2,520,056)

Cash Flow from Investing Activities:
------------------------------------
Purchase of Property & Equipment                                                               (51,042)        (165,079)
                                                                                           -----------      -----------
Net Cash Flows from Investing Activities                                                       (51,042)        (165,079)

Cash Flow from Financing Activity
---------------------------------
Proceeds from sale of common stock                                                                   0           18,000
Proceeds from Series B Preferred Stock Issuance (net of issuance costs)                              0        3,863,879
                                                                                           -----------      -----------
Net Cash Provided by Financing Activities                                                            0        3,881,879

Increase (Decrease) in Cash and Cash Equivalants                                            (2,599,050)       1,196,744

Cash and Cash Equivalants at Beginning of Period                                           $ 3,218,228      $ 2,826,086
                                                                                           -----------      -----------

Cash and Cash Equivalants at End of Period                                                 $   619,178      $ 4,022,830
                                                                                           ===========      ===========

Supplemental Information:

Fixed Assets Acquired Under Capital Lease                                                  $   169,432      $         0
                                                                                           ===========      ===========
Preferred Stock Deemed Dividends                                                           $    94,294      $   837,447
                                                                                           ===========      ===========

    Cash Paid for:
    Interest                                                                                         0                0
    Income taxes                                                                                     0                0

                          MEDCARE TECHNOLOGIES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

NOTE 1.  Statement of Information Furnished
-------------------------------------------

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three and nine month periods ending September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

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

     During 2000, the Company is being managed as two operating segments, the MedCare Program and RxSheets.com. During the first nine months of 1999, the Company had only one operating segment, the MedCare Program. As of September 30, 2000, MedCare did not allocate any corporate, administrative or overhead expenses to RxSheets.com. All corporate, administrative and overhead expenses are included in the MedCare Program in both 1999 and 2000.

                                                    MedCare
                                                    Program             RxSheets.com               Total
--------------------------------------------------------------------------------------------------------------
For the three months ended September 30, 2000
Revenues                                           $  133,631             $   2,500              $  136,131
Segment Loss                                         (423,743)             (518,669)               (942,412)
Total assets                                          904,019               327,595               1,231,614

For the three months ended September 30, 1999
Revenues                                           $  429,281              $      0              $  429,281
Segment Loss                                         (631,422)              (96,267)               (727,689)
Total assets                                        4,797,144                     0               4,797,144

                                                             MedCare
                                                             Program             RxSheets.com               Total
--------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30, 2000
Revenues                                                   $   521,489           $     2,500             $   523,989
Segment Loss                                                (1,433,056)           (1,633,156)             (3,066,212)
Total assets                                                   904,019               327,595               1,231,614

For the nine months ended September 30, 1999
Revenues                                                   $ 1,376,434             $       0             $ 1,376,434
Segment Loss                                                (2,344,351)             (115,860)             (2,460,211)
Total assets                                                 4,745,105                52,039               4,797,144

Note 3 - Commitments
--------------------

     On May 17, 2000, the Company entered into a twenty-four month leasing arrangement for the purchase of approximately $200,000 of computer equipment and software. The lease term begins after the delivery and installation of the computer equipment which occurred in September, 2000. The lease agreement required a down payment of 15% of the total purchase at the signing of the lease and defers any payment for the first six months. At the end of the twenty-four month lease term, the Company can purchase the equipment for $1. The Company has recorded this lease as a capital lease in its financial statements.

Note 4 - Financial Results and Liquidity
----------------------------------------

     To date, we have not been profitable and face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results.

     The Company expects to incur losses as it expands its businesses and will require additional funding during 2000. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include the issuance of equity securities. We cannot assure you that we will be able to raise funds through an equity transaction, or if such funding is available, that it will be on favorable terms.

     On October 26, 2000 the Company announced that it had withdrawn its request for a hearing before the NASD Listing Qualifications Hearings Board. As a result, the Company will no longer be listed on the NASD SmallCap Market and began trading on the on the OTC Bulletin

Board. As a result of the delisting from Nasdaq, the outstanding Series B preferred stock is subject to redemption.


Note 5 - Subsequent Event
-------------------------

     On November 10, 2000 the Company sold certain assets of its RxSheets.com subsidiary to WGC Enterprises, an investment group. The purchase price of the assets is based on the future revenues generated by the acquiring entity over a twenty-four month period and is expected to be paid quarterly beginning in 2001. The maximum amount of purchase price that can be generated over the twenty-four month earn-out period is $8,000,000. In addition, Medcare will have a 10% ownership interest in the acquiring entity which will also assume the equipment lease referenced in Note 3 above. The Company also has an option to repurchase the assets from the acquiring entity for a nominal amount if the acquiring entity cannot raise the appropriate amount of funding to continue the operations of RxSheets.

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

Overview
--------

     During 1998, the Company engaged in only one type of business, the offering of the MedCare Program, as described below. In October 1999, the Company announced the launch of its new web site, Rx Sheets.com (www.rxsheets.com), which is directed exclusively at the physician and pharmaceutical marketplace. The Company believes that RxSheets.com offers a wide array of compelling and focused information and services that will enable physicians to more efficiently and effectively manage the sampling of pharmaceutical drugs. In addition, the Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com. On November 10, 2000 the Company sold certain assets of its RxSheets.com subsidiary to WGC Enterprises, an investment group but will retain a 10% ownership interest in the acquiring entity.

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

RESULTS OF OPERATIONS

     Revenues. The Company experienced a 68% decrease in revenues over last year's third quarter results with revenues of $136,131 and $429,281 for the three months ended September 30, 2000 and 1999, respectively. Revenues for the nine month period ended September 30, 2000 decreased 62% from $1,376,434 in 1999 to $523,989 in 2000. As of September 30, 2000 the Company had deferred recognizing the revenue and related costs on four MedCare Program sites and three RxSheets contracts as performance of the Company's obligations under the contracts were not complete. During the second quarter of 1999, the Company introduced a new franchise version of the MedCare Program to hospitals and other large healthcare providers which requires each new site to pay an upfront subscription fee, the clinician's salary and a monthly management fee. Although the sales cycle is longer, the new franchise version allows MedCare to reach a greater number of healthcare providers. The decrease in revenues is due to the change to the new franchise version of the MedCare Program during 1999 and the closing of unprofitable offices.

     During the next year, the Company expects to derive the majority of its potential revenues from the commencement of operations of the MedCare Program at additional sites in the United States.

     Expenses. During the three months ended September 30, 2000, the Company incurred $1,078,543 in expenses, a decrease of 7% from third quarter 1999 expenses of $1,156,970. Expenses for the nine month period ended September 30, 2000 decreased 6% from $3,836,645 to $3,590,201. The Company experienced less salary and operating expenses for the Medcare Program as fewer MedCare sites existed during the third quarter of 2000 versus the same period in 1999. This was offset by operating and start-up expenses in the third quarter of 2000 related to RxSheets.com, which had minimal activity in the third quarter of 1999. In addition, the

Company incurred additional expense in the third quarter of 2000 as a result of its efforts to obtain additional financing.

     Interest Income. Interest income was $14,754 and $56,735 for the quarters ended September 30, 2000 and 1999, respectively. Interest income for the nine month period ended September 30, 2000 decreased from $112,531 to $81,107. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

     Provision for Income Taxes. As of September 30, 2000, the Company's accumulated deficit was $12,601,754 and as a result, there has been no provision for income taxes to date. The Company has net operating loss carryforwards that will expire beginning with the year 2002 unless utilized by the Company.

     Preferred Stock Deemed Dividends. Preferred stock deemed dividends were $21,898 and $88,811 for the quarters ended September 30, 2000 and 1999, respectively. The decrease is due to the lower number of Series B preferred shares outstanding during 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had a cash balance of $619,178 compared to a cash balance of $3,218,228 at December 31, 1999.

     During the first nine months of 2000, the Company used $2,548,008 of net cash from operating activities as compared to $2,520,056 of net cash used in the first nine months of 1999. The slight increase in the net cash used in operating activities was due mainly to an increase in the net loss between years offset by an increase in current liabilities and a decrease in accounts receivable.

     Net cash used in investing activities was $51,042 for the first nine months of 2000, compared to $165,079 for 1999. The decrease in the net cash used in investing activities was due mainly to purchasing fewer fixed assets for the MedCare Program offices in the first nine months of 2000 versus the first nine months of 1999.

     Net cash provided by financing activities was zero for 2000 compared to $3,881,879 for 1999. On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) and related warrants for $4,000,000 ($10,000 per share). The Company has financed its operations primarily through private placements of Common Shares, Preferred Shares and the exercise of stock options.

     On May 17, 2000, the Company entered into a twenty-four month leasing arrangement for the purchase of computer equipment and software. The lease term begins after the delivery and installation of the computer equipment which occurred in September, 2000. The lease agreement required a down payment of 15% of the total purchase at the signing of the lease and defers any payment for the first six months. At the end of the twenty-four month lease term, the Company can purchase the equipment for $1.

     The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate current and future MedCare Program locations, recruit and train qualified management and clinical personnel, and the Company's ability to compete against other, better capitalized corporations who offer alternative or similar options for urinary incontinence and pharmaceutical sampling services.

     The Company expects to incur losses as it expands its businesses and will require additional funding during 2000. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include the issuance of equity securities. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms.

     On October 26, 2000 the Company announced that it had withdrawn its request for a hearing before the NASD Listing Qualifications Hearings Board. As a result, the Company will no longer be listed on the NASD SmallCap Market and began trading on the on the OTC Bulletin Board. As a result of the delisting from Nasdaq, the outstanding Series B preferred stock is subject to redemption.

     On November 10, 2000 the Company sold certain assets of its RxSheets.com subsidiary to WGC Enterprises, an investment group. The purchase price of the assets is based on the future revenues generated by the acquiring entity over a twenty-four month period and is expected to be paid quarterly beginning in 2001. The maximum amount of purchase price that can be generated over the twenty-four month earn-out period is $8,000,000. In addition, Medcare will have a 10% ownership interest in the acquiring entity which will also assume the equipment lease referenced in Note 3 above. The Company also has an option to repurchase the assets from the acquiring entity for a nominal amount if the acquiring entity cannot raise the appropriate amount of funding to continue the operations of RxSheets.

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

                                      MEDCARE TECHNOLOGIES, INC.


                                      /s/ Ray Krauss
                                      --------------
                                      Ray Krauss
                                      CEO and President




Dated: November 9, 2000