Form 10KSB
period 2000-12-31
MEDCARE TECHNOLOGIES INC
filed 2001-04-13
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                        Commission file number 000-28790

                           MEDCARE TECHNOLOGIES, INC.
                           --------------------------
           (Name of small business issuer as specified in its charter)

Delaware                                                87-0429962 B
--------                                                ------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

Suite 216 1628 West 1st Avenue, Vancouver, BC           V6J 1G1
---------------------------------------------           -------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (604) 659-5006
                                                        --------------

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:

         Common Stock, $.001 par value, listed on the OTC Bulletin Board

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

Revenues for last fiscal year were $700,053.00

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of April 10, 2001: $344,026. Number of shares of Common Stock, $0.001 par value, outstanding as of April 10, 2001: 11,564,566.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2001 Annual Meeting of Shareholders (to be filed with the Commission within 120 days after the registrant's fiscal year end) is hereby incorporated by reference into Part III of this Form 10-KSB.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



PART I                                                                      Page

Item  1. Business                                                              3

Item  2. Properties                                                            7

Item  3. Legal Proceedings                                                     8

Item  4. Submissions of Matters to a Vote of Security Holders                  8

PART II

Item  5. Market for the Registrants' Common Equity and Related Stock-
         holder Matters                                                        8

Item  6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

Item  7. Financial Statements                                                 11

Item  8. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 28

PART III

Item  9. Directors and Executive Officers of the Registrant                   28

Item 10. Executive Compensation                                               28

Item 11. Security Ownership of Certain Beneficial Owners and Management       28

Item 12. Certain Relationships and Related Transactions                       28

PART IV

Item 13. Exhibits and Reports on Form 8-K                                     28

                                     PART I

Item 1. Business
----------------

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein.

                                   THE COMPANY

MedCare Technologies, Inc. ("MedCare Technologies", "MedCare" or the "Company") is a healthcare technology service company that focuses on under-served, high-growth markets. The Company was originally incorporated in the state of Utah in 1986 and changed its domicile to Delaware in 1996 through a migratory merger.

In 1995, the Company acquired the MedCare Program ("Program"), a proprietary product of the Company, that is made up of equipment, software and services developed to provide non- pharmaceutical, non-invasive treatment to individuals suffering from urinary incontinence and other pelvic disorders. In 1996, the Company began to offer the Program to doctors and in 1998 the Program was launched nationally. The Company did not generate any revenues until 1997. During 1998, the Company's sole business was the offering of the MedCare Program. In March, 2001, due to the lack of significant revenues and high operating costs, the Company terminated substantially all of its MedCare Program sites. The Company is currently searching for potential joint venture partners in order to further market the MedCare Program, as well as seek out additional revenue streams from the Company's current intellectual property base.

In October 1999, MedCare Technologies, Inc. launched a new, business-to-business web site, RxSheets.com (www.rxsheets.com), which was directed exclusively at the physician and pharmaceutical marketplace. The Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com, Inc. On November 10, 2000 the Company sold all assets relating to its RxSheets.com subsidiary to WGC Enterprises, an investment group, for a nominal sum. The sale agreement called for WGC Enterprises to establish a new entity, to issue ten percent of the issued and outstanding stock of this new entity to MedCare Technologies, allow MedCare to share in the future revenues of the new entity and for WGC to raise capital for this new entity in order to fund the ongoing operations. WGC Enterprises was unable to raise capital and MedCare, due to substantial costs and minimal revenue potential, declined to exercise its option to repurchase the assets of RxSheets.

                            DESCRIPTION OF BUSINESS

The MedCare Program is a discrete package of equipment, software and services developed by MedCare to provide non-pharmaceutical, non-invasive treatment to patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

The Program is designed to be used by physicians to support a treatment plan based primarily on behavioral modification techniques such as electromyography ("EMG") biofeedback, pelvic floor muscle exercise, and bladder and bowel retraining. Utilizing the Program, physicians can help patients activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control. Technological developments and studies indicate that such behavioral techniques are effective methods in treating incontinence.

The MedCare Program was sold as a comprehensive continually supported program. The Company provided the equipment, technology and training to the treatment site, as well as ongoing support through its clinical and billing divisions. The training was all-inclusive in order for the site to promote a successful program, including proven protocols for equipment operation, community education, billing, managed care and outcomes.

Due to the lack of significant revenues and high operating cost associated with this supported program model, the Company has suffered large operating losses. In order to reduce operating expenses, the Company terminated substantially all of its MedCare Program sites in March, 2001. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. MedCare plans to develop additional revenue streams from the Company's current intellectual property base.

Employees
---------

At December 31, 2000, the Company employed 7 full-time and 1 part-time persons. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

Risk Factors
------------

LACK OF OPERATING HISTORY:  Because of our limited operating history and lack of
past  profitability,   you  may  lose  your  investment  if  we  are  unable  to
successfully market our services and implement our business plan.

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

We have had limited revenues since inception. In 2000, we had revenues of $700,053. We have not been profitable, experiencing an accumulated loss of $13,307,513 through 2000. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

INABILITY TO OBTAIN FUNDING: We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities and result in lower than anticipated revenues. We require additional financing to pursue relationships with joint venture partners for the MedCare Program and other business opportunities. If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

CONTINUED CONTROL BY EXISTING MANAGEMENT: You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of April 10, 2001, our officers and board members own 50% of the 11,564,566 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest which may not be consistent with your objectives or desires.

DIVIDENDS: We have not paid and do not currently intend to pay dividends, which may limit the current return you may receive on your investment in our common stock. Future dividends on our common stock will depend on our future earnings, capital requirements, financial condition and other factors. We currently intend to retain earnings to increase our net worth and reserves. We do not anticipate that any holder of common stock will receive any cash, stock or other dividends on his shares of common stock at any time in the near future. You should not expect or rely on the potential payment of dividends as a source of current income.

DEPENDENCE ON EXECUTIVE OFFICERS AND TECHNICAL PERSONNEL: The success of our business plan depends on attracting qualified personnel, and failure to retain the necessary personnel could adversely affect our business. We are highly dependent on the services of our executive officer, Raymond E. Krauss. We do not have any employment agreements with our executive officers. In addition, competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

SERIES B PREFERRED SHARES: We have a Series B Preferred Stock that has various rights granted to the shareholders. See Note 10 of the financial statements.

CHANGE OF CONTROL: Conversions of shares of Series B preferred stock may result in new majority stockholders, whose interests may be inconsistent with yours. If the market price of the common stock declines significantly, we may issue a large number of shares of common stock. As a result, our current stockholders may not have an effective vote in the election of directors and other corporate matters. In the event of a change in control, it is possible that the new majority stockholders may take actions which may not be consistent with your objectives or desires.

ISSUANCES AT LESS THAN MARKET PRICE: Conversions of shares of Series B preferred stock may drive down the price of our common stock. The conversion of the Series B preferred stock is based on a formula that varies with the market price of our common stock. This variable formula applies the lesser of (a) 125% of the market price of our common stock at the time we issued the Series B preferred stock, ($7.80) and (b) the approximate market price of our common stock at the time the holders convert their shares of Series B preferred stock. As a result, if the market price of our common stock increases after we issue the Series B preferred stock, it is possible that, upon conversion of the Series B preferred stock, we will issue shares of common stock at a price that is less than the then-current market price of the common stock.

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

REDEMPTION OF SERIES B PREFERRED STOCK: If the Series B stockholders redeem their shares of Series B preferred stock, this could divert funds from our operations and result in slower growth for our company. The Series B stockholders may elect to redeem their Series B preferred stock at a premium upon the occurrence of the following events:

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

ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE: Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, or following the exercise of outstanding preferred stock, options and warrants, including conversion of the Series B preferred stock and exercise of the related warrants, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options or warrants or conversion of preferred stock will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease.

PROTECTION OF PROPRIETARY TREATMENT PROGRAM: Our ability to effectively compete depends on protection of our proprietary treatment protocol through confidentiality and non-compete agreements. We have developed this protocol through our experiences to date in the clinical, billing and marketing areas of incontinence treatment. Others may independently develop the same or a similar program or otherwise obtain access to this protocol from former employees or former MedCare physicians.

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

GOVERNMENT REGULATION: Unfavorable governmental regulation in the future could threaten our viability. Our business is heavily regulated. The MedCare Program is subject to regulation under the Federal Anti-Kickback Statute and the Federal Self- Referral Statute. In addition, legislators continually enact new legislation. The process of obtaining regulatory approvals can be lengthy and expensive, and the issuance of these approvals is uncertain. We believe that we are in compliance with all currently existing regulations that apply to us. If the federal or state governments were to enact any new regulations, we may not be able to obtain the necessary approvals on a timely basis, or at all. Should legislators enact new legislation that is unfavorable to our business, this could, among other things, result in fines, suspensions of regulatory approvals, operating restrictions and criminal prosecution. We cannot predict whether any new reforms will be enacted, the types of approvals that will be required, or the effect of any enacted reform on our business.

COMPETITION: If we do not continually develop the MedCare Program, and any other future business opportunities, our services could become uncompetitive or obsolete. Healthcare is a rapidly evolving field in which other companies may have greater financial and research and development resources than we do. The MedCare Program competes directly with a number of small incontinence clinics, offered by doctors, hospitals or therapists, that use a combination of non-invasive alternative treatment options for urinary incontinence. Other alternative treatments for urinary incontinence are available to consumers, including absorbent products and diapers, surgery, indwelling catheters, implanting devices, injectable materials, electrical stimulation, mechanical devices and drugs.

COMPETITIVE TREATMENT OPTIONS FOR INCONTINENCE: To the best of the Company's knowledge, the only direct competitors to the MedCare Program are a number of small incontinence clinics, or ancillary programs, offered by doctors, hospitals or therapists, scattered across North America that use a combination of currently available non-invasive alternative treatment options to treat patients.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS: The Company's ability to compete and expand effectively will depend, in part, on its ability to develop and maintain certain proprietary aspects of its treatment program for bladder and bowel incontinence. The Company relies on an unpatented treatment protocol, and there can be no assurances that others may not independently develop the same or similar program or otherwise obtain access to the Company's unpatented protocols. There can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company's trade secrets, know-how or other information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. While certain proprietary aspects of MedCare's clinical and business protocols remain an important part of the business, the Company believes its long-term success as a business will depend primarily upon its high quality clinical outcomes and service and its success in seeking a suitable joint venture partner to further market the MedCare Program.

Environmental Matters
---------------------

The  Company   believes  it  conducts  its  business  in  compliance   with  all
environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Item 2. Properties
------------------

On March 16th, 2001, the Company notified it landlord of its intention to terminate its lease at 1515 West 22nd Street, Suite 1210, Oak Brook, Illinois, 60523. The Company's principal office is now located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's Chairman. At present, the Company pays no rent.

Item 3. Legal Proceedings
-------------------------

The Company is not involved in any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. The Company's management does not believe that any such claims or lawsuits will have a material adverse effect on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There were no matters submitted to a vote of the security holders in the fourth quarter of 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity
-------------------------------------------------
        and Related Stockholder Matters.
        --------------------------------

(a) Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "MCAR". The following table sets forth the high and low sale prices for the periods indicated:


                                                     High              Low
                                                     ----              ---
First Quarter 1999                                   $  7.25           $  5.56
Second Quarter 1999                                  $  6.56           $  4.69
Third Quarter 1999                                   $  3.88           $  2.50
Fourth Quarter 1999                                  $  2.88           $  1.66
First Quarter 2000                                   $  2.25           $  1.66
Second Quarter 2000                                  $  1.06           $  0.75
Third Quarter 2000                                   $  0.50           $  0.38
Fourth Quarter 2000                                  $  0.14           $  0.06



(b) Holders

As of March 21, 2001, there were approximately 267 stockholders of record of the Company's Common Stock.

(c) Dividend Policy

The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

Item 6. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
        -------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors", as well as discussed elsewhere herein.

Overview
--------

MedCare Technologies, Inc. is the developer of the MedCare Program, a non-pharmaceutical, non-invasive treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

Due to the lack of significant revenues and high operating cost associated with supporting its various physician office and hospital based program sites, the Company has suffered large operating losses. In order to reduce operating expenses, the Company terminated substantially all of its MedCare Program sites in March, 2001. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, MedCare plans to develop additional revenue streams from the Company's current intellectual property base.

Results of Operations
---------------------

Revenues. During 2000, the Company generated revenues of $700,053, a decrease of 58.5% over sales of $1,687,780 in 1999. This decrease is a direct result of lower operating revenues realized from the Company's various MedCare Program sites.

General and Administrative Expenses. During 2000, the Company incurred $4,474,547 in general and administrative expenses, a decrease of 10% over 1999 expenses of $4,969,962. The decrease is primarily attributable to lower salary and operating expenses related to the Company's sales and marketing efforts. During December 2000 and 1999, the Company recorded a charge of $253,131 and $89,978, respectively, for damaged and obsolete fixed assets related to the unprofitable MedCare sites that were closed, including the fixed assets related to its offices that were closed in December 2000.

Interest Income. Interest income was $83,629 and $157,405 for the years ended December 31, 2000, and 1999, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2000, the Company's accumulated deficit was $13,307,513 and as a result, there has been no provision for income taxes to date.

Preferred Stock Dividends. Preferred stock dividends were $110,245 and $964,987 for the years ended December 31, 2000 and 1999, respectively. This 88.6% decrease is due to a lower number of Series B preferred stock outstanding during the year.

Liquidity and Capital Resources
-------------------------------

At December 31, 2000, the Company had a cash balance of $34,856, compared to a cash balance of $3,218,228 at December 31, 1999.

During 2000, the Company used $3,159,868 of net cash from operating activities as compared to $3,291,406 of net cash used in 1999. Net cash used in investing activities was $23,504 for 2000, compared to net cash used of $218,331 for 1999. The decrease in the net cash used in investing activities was due mainly to purchasing fewer and less expensive equipment for the MedCare Program offices in 2000 versus 1999.

Net cash provided by financing activities was $0 for 2000 compared to $3,901,879 for 1999. The Company has financed its operations primarily through private placements of Common Shares, Preferred Shares and the exercise of stock options.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to search out and enter into suitable joint venture partnerships in order to further market the MedCare Program, seek out additional revenue streams from the Company's current intellectual property base, to recruit and train qualified management personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar services.

The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Item 7. Financial Statements
----------------------------

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIAIRES
                                  AUDIT REPORT

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                                  13

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2000 AND 1999                     14

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999                                                    15

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED December 31, 2000 AND 1999                                        16

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999                                                    17

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                             18-27

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
MedCare Technologies, Inc.

We have audited the consolidated balance sheets of MedCare Technologies, Inc. and Subsidiaries, (a Delaware corporation), as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedCare Technologies, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring net losses since inception and has a negative working capital. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co. P.L.L.C.
---------------------------
Clancy and Co. P.L.L.C.

Phoenix, Arizona
March 16, 2001

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999



                                                         2000         1999
                                                      -----------  -----------

                       ASSETS

Current Assets

  Cash and Cash Equivalents.......................... $    34,856  $ 3,218,228
  Accounts Receivable, net of allowance of $82,000
   at December 31, 1999..............................      17,343      201,700
  Prepaid Expenses...................................       8,346      162,140
  Stock Subscription Receivable (Note 3)                  101,329            0
                                                      -----------  -----------
    Total Current Assets.............................     161,874    3,582,068
Property and Equipment, net (Note 4).................     153,428      312,198
Intangible Assets--the MedCare Program, net of
 Accumulated amortization of $136 (Note 5)..........            0          864
                                                      -----------  -----------
    Total Assets..................................... $   315,302  $ 3,895,130
                                                      ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Accrued Liabilities........... $   139,798  $   187,237
  Capital Lease Obligation, Current Portion (Note 6)       84,550            0
  Deferred Revenue...................................           0       18,646
                                                      -----------  -----------
    Total Current Liabilities........................     224,348      205,883

Long-term Liablities

  Capital Lease Obligation, Noncurrent Portion (Note 6)    79,071            0
                                                        -----------  -----------
Total Liabilities                                         303,419      205,883

Stockholders' Equity

Preferred Stock (authorized  1,000,000  shares):
   Convertible Series B, $.25 Par Value, Issued
   and outstanding, 81.5 and 178 at December 31,
   2000 and 1999, respectively, at redemption
   value (Note 10)..............................        1,029,578    2,122,620

Common Stock--$0.001 Par Value, Authorized
   100,000,000;  Issued and outstanding,
   11,564,566 and 9,911,313 shares at December 31,
   2000 and 1999, respectively....................         11,565        9,911

Warrants.............................................     117,830       94,000
Additional Paid in Capital...........................  12,160,423   11,079,364
Accumulated Deficit.................................  (13,307,513)  (9,616,648)
                                                       -----------  -----------
    Total Stockholders' Equity.......................      11,883    3,689,247
                                                       -----------  -----------
    Total Liabilities and Equity....................  $   315,302  $ 3,895,130
                                                       ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999



                                                         Year         Year
                                                         Ended        Ended
                                                       12/31/00     12/31/99
                                                      -----------  -----------
Revenues............................................. $   700,053  $ 1,687,780

General and Administrative Expenses..................   2,531,718    4,664,848
                                                      -----------  -----------
Operating Loss.......................................  (1,831,665)  (2,977,068)

Interest Income......................................      83,629      157,405
                                                      -----------  -----------
Loss from Continuing Operations......................  (1,748,036)  (2,819,663)

Loss on Discontinued Operations, net of tax (Note 12)  (1,942,829)    (305,114)
                                                       ----------     --------
Net Loss.............................................  (3,690,865)  (3,124,777)

Less: Preferred Stock Deemed Dividends...............    (110,245)   ( 964,987)
                                                      -----------  -----------
Net Loss Available to Common Stockholders............ $(3,801,110) $(4,089,764)
                                                      ===========  ===========
Loss Per Share Attributable to Common Stockholders--
 Loss from Continuing Operations....................  $     (0.18) $     (0.47)
 Loss from Discontinued Operations..................  $     (0.18) $     (0.04)
                                                      -----------  -----------
 Total Basic and Diluted............................  $     (0.36) $     (0.51)
                                                      ===========  ===========

Weighted Average of Common Shares Outstanding--
  Basic and Diluted..................................  10,586,935    8,036,245









   The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2000 and 1999


                       Series A              Series B
                    Preferred Stock      Preferred Stock      Common Stock   Additional
                    -----------------   ------------------  ----------------   Paid In             Accumulated
                    Shares    Amount    Shares   Amount      Shares   Amount   Capital    Warrants   Deficit       Total
                    -------   -------   ------ -----------  --------- ------ -----------  -------- -----------  -----------
Balance, December
 31, 1998.........        50   $    12      0  $         0  7,825,105 $7,825 $ 9,396,179  $     0  $(6,491,871) $ 2,912,145
Issuance of Series
 B Preferred
 Stock--net of
 issuance costs...                        400    3,883,879                                                        3,883,879
Issuance of Common
 Stock for
 Series A
 Conversions......       (50)      (12)                       491,111    491        (479)
Issuance of Common
 Stock for
 Series B
 Conversions......                       (222)  (2,632,246) 1,589,097   1,589   2,630,657
Issuance of Common
 Stock Under Stock
 Option Plans.....                                              6,000      6      17,994                             18,000
Vesting of
 Warrants Issued
 With Series B
 Preferred Stock..                                 (94,000)                                 94,000
Preferred Deemed
 Dividends........                                 964,987                      (964,987)
Net Loss for the
 Year Ended
 December 31,
 1999.............                                                                                  (3,124,777)  (3,124,777)
                     -------   -------   ----  -----------  --------- ------ -----------   -------  -----------  -----------
                           0         0    178   2,122,620   9,911,313   9,911 11,079,364    94,000  (9,616,648)   3,689,247
Issuance of Common
  Stock for
  Series B
  Conversions                           (96.5) (1,179,457)  1,653,253   1,654  1,177,804
Preferred Deemed
  Dividends                                       110,245                       (110,245)
Vesting of
  Warrants Issued
  With Series B
  Preferred Stock                                 (23,830)                                  23,830
Compensation Cost                                                                 13,500                             13,500

Net Loss for the
  Year Ended
  December 31, 2000                                                                                 (3,690,865)  (3,690,865)
                     -------   -------   ----  -----------  --------- ------ -----------  -------  -----------  -----------
                           0         0   81.5 $ 1,029,578  11,564,566 $11,565 $12,160,423 $117,830 $(13,307,513)  $  11,883
                      =======   =======  ====  ===========  ========= ====== ===========  =======  ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999


                                                        For the      For the
                                                      Year Ended   Year Ended
                                                       12/31/00     12/31/99
                                                      -----------  -----------
Cash Flows from Operating Activities--Net Loss....... $(3,690,865) $(3,124,777)
  Adjustments to Reconcile Net Loss to Net Cash Used
   by Operating Activities:
    Depreciation and Amortization....................      92,831       99,853
    Excess and Obsolete Equipment Write-off..........     253,131       89,978
    Write off Intangible Asset .................. ..          796            0
    Nonemployee Stock Compensation Expense..........       13,500            0
    (Increase) Decrease in Accounts Receivable.......     184,357       69,540
    (Increase) Decrease in Prepaid Expenses..........     153,793     (162,140)
    (Increase) Decreases in Stock Subscription Receivable(101,329)           0
     Increase (Decrease) in Accounts Payable and

     Accrued Liabilities.............................     (47,436)    (282,506)
     Increase (Decrease) in Deferred Revenue.........     (18,646)      18,646
                                                      -----------  -----------
      Total Adjustments..............................     530,997     (166,629)
Net Cash Used by Operating Activities................  (3,159,868)  (3,291,406)


Cash Flow Used in Investing Activities:
  Purchase of Property & Equipment...................     (23,504)    (218,331)

Cash Flow from Financing Activity

  Proceeds from sale of common stock.................           0       18,000
  Proceeds from Series B Preferred Stock Issuance,
   net of issuance costs.............................           0    3,883,879
                                                      -----------  -----------
Net Cash Provided by (Used In) Financing Activities..           0    3,901,879
                                                      -----------  -----------
Increase (Decrease) in Cash and Cash Equivalents.....  (3,183,372)     392,142
Cash and Cash Equivalents at Beginning of Period.....   3,218,228    2,826,086
                                                      -----------  -----------
Cash and Cash Equivalents at End of Period........... $    34,856  $ 3,218,228
                                                      ===========  ===========
Supplemental Information
  Cash Paid for:

    Interest......................................... $         0  $         0
    Income taxes..................................... $         0  $         0
Non-Cash Items--Preferred Deemed Dividends........... $   110,245  $   964,987
Fixed Assets Acquired Under Capital Lease............ $   169,432  $         0



   The accompanying notes are an integral part of these financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

Note 1--Organization and Operations
-----------------------------------

MedCare Technologies, Inc. (the Company), a Delaware Corporation, has an authorized capital of 101,000,000 shares of which 100,000,000 shares are common stock with a par value of $.001 and 1,000,000 shares are preferred stock with a par value of $.25 per share.

The Company developed The MedCare Program, a nonsurgical, nondrug, noninvasive and cost-effective treatment program for urinary and rectal incontinence, and other pelvic disorders, utilizing behavioral and biofeedback techniques such as electromyography, designed to activate and strengthen the various sensory response mechanisms that maintain bladder and bowel control.

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

As of the date of issuance of these financial statements, the Company closed down all of its Medcare sites and its offices in Oak Brook, Illinois due to lack of significant revenues and high operating costs. The Company is currently seeking a joint venture partner that have existing operating infrastructures to which the MedCare program can be added as an ancillary service with minimal overhead.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations and currently has a negative working capital.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company expects to incur losses as it expands its businesses and will require additional funding during 2000. The Company is currently seeking additional equity and expects to raise funds through a private or public equity investment in order to support existing operations and expand the range and scope of its business. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. 6

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Note 2--Significant Accounting Policies
---------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid financial instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

Concentration of Credit Risk
----------------------------

The Company maintains U.S. Dollar cash balances in Canadian banks that are not insured

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MedCare Technologies Corporation and RxSheets.com, Inc. All intercompany transactions have been eliminated in consolidation.

Property and Equipment
----------------------

Property and equipment is stated at cost and is depreciated under the straight-line method over their estimated useful lives ranging from three to seven years.

Revenue Recognition
-------------------

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Total advertising costs charged to operations for 2000 and 1999 was $203,204 and $294,859, respectively.

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

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates.

Earnings per Share
------------------

Basic earnings or loss per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings or loss per share has been computed on the weighted average number of common shares outstanding and dilutive common stock equivalents. All loss per share amounts in the financial statements are basic loss per share, as defined by SFAS No. 128, "Earnings Per Share." Convertible securities such as outstanding warrants, stock options and common stock issuable upon conversion of preferred stock, that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. Diluted loss per share does not differ from basic loss per share for all periods presented.All per share and per share information are adjusted retroactively for stock splits and changes in par value.

Stock-Based Compensation
------------------------

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

Note 3--Preferred Series B Stock Subscription Receivable
--------------------------------------------------------

On November 29, 2000, the Company repurchased all of the outstanding Series B Convertible Preferred Stock (81.5 shares) from the Series B Preferred
Shareholders at $1,366 per share, or $111,329. During December 2000, the Chairman of the Company bought these same shares and related warrants for $111,329 and 800,000 restricted common shares at $0.05 per share, or $38,671. As of December 31, 2000, the Company received $10,000 in proceeds, and as of the date of issuance of these financial statements the balance of the proceeds were received in full. The transaction was approved by the Board of Directors.

The Company also granted the Chairman 4,000,000 share purchase warrants to acquire common shares of the Company at $0.05 per share, expiring January 10, 2005.

Note 4--Property and Equipment
------------------------------

Property and equipment consists of the following at December 31:

                                                                2000                        1999
                                                                ----                        ----
     Office Equipment...................................... $       0                      $  11,930
     Computer Equipment....................................   147,006                        174,562
     Medical Equipment.....................................         0                         99,219
     Computer Software.....................................    22,426                        130,252
     Building Improvements.................................         0                         11,665
     Furniture.............................................         0                          3,705
                                                             ---------                     ---------
       Total...............................................   169,432                        431,333
     Less Accumulated Depreciation.........................   (16,004)                      (119,135)
                                                            ---------                       ---------
     Net Book Value........................................ $ 152,428                      $ 312,198
                                                            =========                       =========

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Depreciation charged to expense during the years ended December 31, 2000 and 1999 was $92,763 and $99,785, respectively. During December 2000 and 1999, the Company recorded a charge of $253,131 and $89,978, respectively, for damaged and obsolete fixed assets related to the unprofitable MedCare sites that were closed, including the fixed assets related to its offices that were closed in December 2000.

Property and equipment at December 31, 2000 consists of computer equipment and software acquired under capital lease, which was leased on behalf of the Company's subsidiary RxSheets.com, Inc. On November 10, 2000, the Company sold this computer equipment and software to WGC Enterprises, an investment group. The purchase price was based on the future revenues generated by the acquiring entity over the twenty-four month lease period. The investment group was unable to raise the appropriate funding to continue the operations of RxSheets. The Company has since closed its offices and is currently negotiating with the lessor to get out of the lease and return the equipment. The equipment remains idle in its vacant offices in Oak Brook, Illinois. No depreciation expense was taken during the fourth quarter.

Note 5--Long-lived Assets--The MedCare Program
----------------------------------------------

On August 14, 1995, the Company acquired the rights to The MedCare Program, a urinary incontinence procedure in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company intends to amortize the cost of the system over 15 years, based on management's estimated useful life of the protocol, beginning with the first year in which commercial sales occur. Management reassesses annually the estimated useful life. Amortization expense charged to operations during the years ended December 31, 2000 and 1999, was $68. The remaining unamortized portion was written off in December 2000 due to the Company closing its unprofitable Medcare sites.

Note 6--Commitments
-------------------

Operating Lease - The Company leases office space under a noncancelable operating lease agreement which expires in June 2003. The Company has a second office located in Vancouver, Canada, which is owned by one of the Company's directors, and is leased to the Company for $2,000 per month. Rental expense charged to operations during the years ended December 31, 2000 and 1999 was approximately $72,000 and $92,000, respectively.

Future minimum payments under noncancelable operating lease is as follows:

        2001............................................................ $65,650
        2002............................................................ $67,103
        2003............................................................ $ 5,602


Capital Lease - On May 17, 2000, the Company entered into a twenty-four month leasing arrangement for the purchase of computer equipment and software. The lease term began after the delivery and installation of the computer equipment which occurred in September 2000. The lease agreement required a down payment of 15% of the total purchase at the signing of the lease and defers any payment for the first six months. At the end of the twenty-four month lease term, the Company can purchase the equipment for $1. The Company has recorded this lease as a capital lease in the financial statements and included in property and equipment is computer hardware of $147,006 and computer software of $22,426 less accumulated depreciation of $16,004 for a net book value of $152,428.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Total                                                         200,596
Less amount representing interest                             (36,975)
                                                              -------
Present Value of Minimum Lease Payments                   $   163,621
                                                              =======
Minimum annual rentals for the next two years are:(2000:$84,550; 2001:$79,071).


Note 7--Stock Options
---------------------

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

The status of the Company's stock option plans is summarized below as of December 31:

                                                         Number of    Option
                                                          Shares       Price

                                                         ---------  -----------
     Options Outstanding at December 31, 1998........... 1,794,000  $3.00-$9.25
     Exercised..........................................    (6,000)        3.00
     Granted............................................   816,000   3.00- 6.50
     Forfeited..........................................  (293,000)  4.50- 9.25
                                                         ---------  -----------
     Options Outstanding at December 31, 1999........... 2,311,000   3.00- 9.25
     Granted............................................ 1,230,000   0.75- 2.28
     Forfeited..........................................(3,451,000)  0.75- 9.25
                                                        ---------   ----------
     Options Outstanding at December 31, 2000           90,000      $0.75-$9.00
                                                        =========   ===========


Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

                                                         2000        1999
                                                         ----------  ----------
     Net Loss
       As reported...................................... $3,801,110  $4,089,764
       Pro forma........................................ $3,860,164  $4,688,123
     Net Loss Per Share
       As reported...................................... $    (0.36) $    (0.51)
       Pro forma........................................ $    (0.36) $    (0.58)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 92% and 65%, risk-free interest rates of 5% and 6.5%, and expected lives of 4 years.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Stock options outstanding and exercisable on December 31, 2000 are as follows:

                                                                        Weighted
                                                        Weighted        Average
     Range of                                Shares     Average         Remaining
     Exercise Price                          Under      Exercise Price  Contractual
     per Share                               Option     per Share       Life in Years
     --------------                          ---------  --------------  -------------
     Outstanding:
       $0.75-$2.28   ....................    40,000     $1.89           2.8
       $6.50 to $9.00....................    50,000     $7.33           2.1
                                            -------
                                             90,000

                                            =======
     Exercisable:
       $0.75 to $2.28....................     7,500     $1.93           --
       $6.50 to $9.00....................    27,250     $7.19           --
                                             ------
                                             34,750
                                             ======

Note 8--Stock Warrants
----------------------

In July 1997, the Company issued 300,000 shares of common stock at $6.00 each. The issuance also included warrants to purchase an additional 300,000 shares of common stock at $6.00 each, exercisable until July 7, 2002. In March 1998, 200,000 warrants to purchase shares of common stock were exercised at $6.00 per share, or $1,200,000. As of December 31, 2000 and 1999, there were 100,000 warrants outstanding related to this issuance.

In July 1997, the Company, pursuant to Regulation D, Rule 506, issued Series A Preferred Stock (see Note 7) and related warrants. This offering granted warrants to purchase a number of shares of common stock of the Company equal to 33 1/3% multiplied by the aggregate purchase price of the Subscriber's preferred stock outstanding on each of nine, twelve and fifteen months following the closing date of the offering, exercisable at $7.346 per share. As of December 31, 2000 and 1999, there were 208,251 warrants outstanding related to this issuance.

In November 1998, the Company issued through a Rule 506 Regulation D Private Placement, 300,000 shares of restricted common stock at $5.00 per share, or $1,500,000, and granted 300,000 common stock warrants exercisable at $5.00 until October 14, 2004. As of December 31, 1998 and 1999, there were 300,000 warrants outstanding related to this issuance.

In May 1999, the Company, pursuant to Regulation D, Rule 506, issued Series B Preferred Stock and related warrants to purchase shares of common stock. Subject to the vesting schedule described below, each warrant entitles its holder to 200 shares of Common Stock for (i) each issued share of the Series B Preferred held on the applicable vesting date and (ii) each share of the Series B Preferred converted prior to the applicable vesting date at the fixed conversion price (see Note 9). The vesting dates of the warrants are (i) September 15, 1999 (ii) March 13, 2000 and (iii) September 9, 2000. The exercise price of each warrant is 125% of the average of the closing bid prices of the Company's Common Stock for the five consecutive trading days immediately preceding the applicable vesting date. As of December 31, 2000, there were 29,600 warrants that had vested at an exercise price of $2.64 per share and 16,700 warrants that had vested at an exercise price of $0.59 per share. As of December 31, 1999, there were 80,000 warrants that had vested at an exercise price of $3.6525 per share. The value of these warrants totaled $94,000 and resulted in the recording of additional preferred deemed dividends for the Series B preferred stock.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Note 9--Preferred Stock--Series A
---------------------------------

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

Note 10--Preferred Stock--Series B
----------------------------------

On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) (the "Series B Preferred") and related warrants described below for $4,000,000 ($10,000 per share). The key provisions regarding the issuance and conversion of Series B Preferred are as follows:

Dividends
---------

     The holders of the Series B Preferred shall be entitled to receive a 6.0% annual dividend, which shall be cumulative and which shall accrue daily from the date of issuance and be payable, at the option of the Company, either (i) in shares of Common Stock upon conversion of the Series B Preferred or (ii) in cash.

Conversion by Holders
---------------------

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

Adjustment of Conversion Price
------------------------------

     The Conversion Price of the Series B Preferred is subject to customary anti- dilution provisions which take effect upon such events as the issuance by the Company of Common Stock, options or other convertible securities, the subdivision or combination of outstanding shares of Common Stock of the Company, the recapitalization, merger or other reorganization of the Company, or any other similar events. However, no such adjustment will be made unless the adjustment would result in a cumulative increase or decrease of at least 1% in the Conversion Price.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Mandatory Conversion
--------------------

     The shares of Series B Preferred mature five years after they are issued, and any shares of the Series B Preferred left outstanding on the applicable maturity date are automatically converted into shares of Common Stock.

Redemption at the Option of Investors
-------------------------------------

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

Investor Call Option
--------------------

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

Accounting Treatment
--------------------

     The Company has accounted for these securities as redeemable securities and accreted to the redemption amount of 115% of the Liquidation Amount as of the balance sheet date. The accretion reduced income applicable to common shareholders and is disclosed separately as preferred deemed dividends on the face of the income statement. The Company has classified the Series B Preferred Stock as stockholders equity due to the receipt of a contingent equity funding commitment. The equity funding commitment was received from a venture capital fund controlled by the chairman of the Company and is only valid upon the occurrence of the delisting of the Common Stock or a Major Transaction to fund a redemption by the Series B Holders. The commitment is only valid while there are any shares of Series B Preferred Stock outstanding.

Note 11--Income Taxes
---------------------

There is no current or deferred tax expense for the years ended December 31, 2000 and 1999, due to the Company's loss position. The Company has fully reserved for any benefits of these losses.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Deferred Taxes                                       2000         1999
     ---------------                                   -----------  -----------
     NOL Carryforwards................................ $ 4,368,618  $ 3,195,904
     Organization Costs...............................     116,535      116,535
     Accrued Expenses.................................           0       42,560
                                                       -----------  -----------
       Total Deferred Tax Assets...................... $ 4,485,153  $ 3,354,999
     Deferred Tax Liabilities--Depreciation...........           0     (21,999)
                                                       -----------  -----------
       Total.......................................... $ 4,485,153  $ 3,333,000
     Valuation Allowance..............................  (4,485,153)  (3,333,000)
                                                       -----------  -----------
     Net Deferred Tax Assets.......................... $         0  $         0
                                                       ===========  ===========

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

                                                                 2000    1999
                                                                 ------  ------
     Statutory Federal Income Tax Rate.......................... (34.0)% (34.0)%
     Other......................................................   3.0 %   0.3 %
     Increase in Valuation Allowance............................  31.0 %  33.7 %
                                                                 ------  ------
     Effective Income Tax Rate..................................   0.0 %   0.0 %
                                                                 ======  ======

The Company has available net operating loss carryforwards of approximately $12,850,000 for tax purposes to offset future taxable income which begin to expire in 2002.

Note 12--Segment Information
----------------------------

The Company was managed as two operating segments during 1999 and 2000: the MedCare Program and RxSheets.com. All corporate, selling, administrative and overhead expenses are included in the MedCare Program in both 1999 and 2000.

                                           MedCare
                                           Program    RxSheets.com    Total
                                         -----------  ------------ -----------
      2000
       Revenues......................... $   700,053  $          0  $    700,053
       Segment Loss.....................  (1,831,665)   (1,942,829)   (3,774,494)
       Total assets.....................     161,874       153,428       315,302
       Capital expenditures.............      29,118       191,356       220,474
       Equipment write-off .............     253,131             0       253,131
       Depreciation and amortization....      63,181        29,650        92,831


     1999
       Revenues......................... $ 1,687,780   $       0   $ 1,687,780
       Segment Loss.....................  (2,977,068)   (305,114)   (3,282,182)
       Total assets.....................   3,659,594     235,536     3,895,130
       Capital expenditures.............     124,500      93,831       218,331
       Equipment write-off..............      89,978           0        89,978
       Depreciation and amortization....      90,058       9,795        99,853


On November 10, 2000, the Company sold all assets relating to RxSheets.com subsidiary, which consisted primarily of computer equipment and software under capital lease, to WGC Enterprises, an investment group, for a nominal sum. The sale agreements called for WGC Enterprises to establish a new entity, to issue ten percent of the issued and outstanding stock of this new entity to MedCare, allow MedCare to share in future revenue of the new entity and to raise capital for this new entity to fund the ongoing operations. Subsequently, WGC Enterprises was unable to raise the appropriate funding to continue the operations of RxSheets and the assets were returned to MedCare, the principal obligor under the capital lease. The Company has since closed its offices and is currently negotiating with the lessor to get out of the lease and return the equipment. The equipment remains idle in its vacant offices in Oak Brook, Illinois.

As a result, the Company has discontinued its RxSheets.com operations. The loss of the discontinued segment was $1,942,829. Total revenues were $2,500. The remaining assets and liabilities at the balance sheet date consists of the computer equipment and software under capital lease. There was not tax effect on the transaction due to the Company's loss position.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Note 13 - Subsequent Events
---------------------------

On March 1, 2001, the Company accepted a private placement from its Chairman of $150,000 in exchange for 3,000,000 restricted common shares and 3,000,000 share purchase warrants exercisable at $0.05 until March 1, 2005.

During March 2001, the Company closed down all of its MedCare sites and its offices in Oak Brook, Illinois due to lack of significant revenues and high operating costs. The Company is currently searching for potential joint revenue partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead.

Item 8:  Changes in and Disagreements with Accountants
-------  ---------------------------------------------
         on Accounting and Financial Disclosure
         --------------------------------------

On November 10, 2000, Arthur Andersen LLP resigned as the independent public accountants of Medcare Technologies, Inc., (the "Company"). During the course of their work, the Company and Arthur Andersen LLP have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company engaged Clancy and Co., PLLC as its new independent public accountants effective as of the date of the dismissal of its former accountants.

Item 9: Directors and Executive Officers of the Registrant
----------------------------------------------------------

The information required by this Item with respect to directors and Section 16 compliance is included in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated by reference.

Item 10: Executive Compensation
-------------------------------

The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

Item 11: Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

Item 12: Certain Relationships and Related Transactions
-------------------------------------------------------

The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated herein by reference.

                                    PART IV

Item 13: Exhibits and Reports on Form 8-K
-----------------------------------------

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

The following Form 8-Ks were filed during the Company's fourth fiscal quarter:.

November 17, 2000
-----------------

On November 10, 2000, Arthur Andersen LLP resigned as the independent public accountants of Medcare Technologies, Inc., (the "Company").

Arthur Andersen LLP resigned after the audit for the fiscal year ending December 31, 1999. Arthur Andersen LLP issued an unqualified audit opinion on the 1999 year-end financial statements. The 1998 year-end financial statements were audited by Clancy and Co., P.L.L.C. who issued an unqualified audit opinion. During the course of their work, the Company and Arthur Andersen LLP have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company  has  engaged  Clancy and Co.,  PLLC as its new  independent  public
accountants   effective  as  of  the  date  of  the   dismissal  of  its  former
accountants.During the Company's most recent fiscal year prior to the engagement, there have been no consultations with the newly engaged accountants with regard to either the application of accounting principle as to any specific transaction, the type of audit opinion that would be rendered on the Company's financial statements or any matter of disagreement with the former accountants.

December 1, 2000
----------------

An amendment to the November 17, 2000 8-K was filed with the addition of the following former accountants letter

Office of the Chief Accountant                  Arthur Andersen LLP
Securities and Exchange                         33 West Monroe Street
Commission                                      Chicago IL 60603-5385
450 Fifth Street, N.W.                          Tel 312 580 0093
Washington, D.C. 20549                          www.arthurandersen.com

December 1, 2000

Dear Sir/Madam,

We have read the first two paragraphs of Item 4 included in the Form 8-K/A dated December 1, 2000 of MedCare Technologies, Inc. to be filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Copy to:

Mr. Jeffrey Aronin, MedCare Technologies, Inc.

December 6, 2000

On November 29, 2000 the Company repurchased all of the outstanding Series B Convertible Preferred Stock (81.5 shares) from the Series B Preferred Shareholders. The purchase price was $1,366 per share for a total of $111,329. The Securities Repurchase Agreement governing this transaction is listed as an exhibit to this filing.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of April, 2001.

                                                      MEDCARE TECHNOLOGIES, INC.

                                                      /s/ Ray Krauss
                                                      ------------------
                                                      By: Ray Krauss
                                                      CEO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



Signature                Title                          Date
---------                -----                          ----

/s/ Harmel S. Rayat      Director and Chairman          10th day of April, 2001.
-------------------      ---------------------          ------------------------
Harmel S. Rayat

/s/ Harvinder Dhaliwal   Director, Secretary/Treasurer  10th day of April, 2001.
----------------------   -----------------------------  ------------------------
Harvinder Dhaliwal