Form 10QSB
period 2001-03-31
MEDCARE TECHNOLOGIES INC
filed 2001-05-15
CIK 1002422

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


      X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------

               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended March 31, 2001

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  0-28790


                           MEDCARE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)



DELAWARE                                                    87-0429962 B
-------------                                             ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Suite 216 - 1628 West 1st Avenue, Vancouver, BC,              V6J 1G1
------------------------------------------------              -------
(Address of principal executive offices)

Registrant's telephone number, including area code:           (604) 659-5005

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.001 par value, as of May 14, 2001: 15,364,566.

                           MEDCARE TECHNOLOGIES, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2001

INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements
Consolidated Balance Sheet as of  March 31, 2001                                          3

Consolidated Statement of Operations for the Quarter Ended March 31, 2001 and 2000        4

Consolidated Statement of Cash Flows for the Quarter Ended March 31, 2001 and 2000        5

Notes to Interim Financial Statements                                                     7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis                                              8

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                                  9

Item 2 Changes in Securities                                                              9

Item 3 Defaults Upon Senior Securities                                                    9

Item 4 Submission of Matters to a Vote of Security Holders                                9

Item 5 Other Information                                                                  9

Item 6 Exhibits and Reports on Form 8-K                                                   10

Financial Data Table and Signatures                                                       10


Item 1    Financial Statements


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

ASSETS                                                                       March 31,2001        Dec.31, 2000
                                                                             -------------        ------------
Current Assets
   Cash                                                                                $97,059            $ 34,856
   Accounts  Receivable, Net of allowance of $0 and $82,000                                  0              17,343
   Prepaid Expenses                                                                      8,346               8,346
   Stock Subscription Receivable                                                             0             101,329

Total Current Assets                                                                  $105,405            $161,874

Property and Equipment, Net (Note 2)                                                   153,428             153,428


Total  Assets                                                                        $258,833            $315,302

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                                  $ 153,961           $ 139,798
   Capital Lease Obligation, Current Portion

                                                                                        84,550              84,550

Total Current Liabilities                                                             $238,511                   $
                                                                                                           224,348

Long-Term Liabilities
    Capital Lease Obligation, Noncurrent Portion                                        79,071              79,071

Total Liabilities                                                                    $ 317,582            $303,419

Stockholders' Equity
   Preferred Stock (Authorized 1,000,000 shares):                                   $1,043,444          $1,029,578
Convertible Series B, $0.25 Par Value; Issued and Outstanding, 81.5 and
81.5 respectively, at redemption value
   Common Stock: $0.001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 15,364,566, 11,564,566 at March 31,
2001 and December 31, 2000, respectively
                                                                                        15,365              11,565
   Warrants                                                                            117,830             117,830
   Additional Paid In Capital                                                       12,331,428          12,160,423
   Accumulated Deficit                                                            (13,566,816)        (13,307,513)

Total Stockholders' Equity                                                          $ (58,749)            $ 11,883


Total Liabilities and Stockholders' Equity                                           $258,833            $315,320


                  See notes to condensed financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                           For The Three Months   For The Three Months
                                           Ended March 31, 2001   Ended March 31, 2000
                                           --------------------   --------------------
Revenues                                              $  24,560               $ 240,912

General and Administrative                              284,978               1,180,624
Operating Loss                                       $ (260,418)              $(939,712)
Other Income
   Interest Income                                        1,115                  37,890

Net Income (Loss)                                    $ (259,303)             $ (901,822)

Less:Preferred Stock Deemed Dividends                   (13,866)
                                                                                (49,363)
Net Loss Available to Common                         $ (273,169)              $(951,185)
Shareholders
Basic Loss Per Common Share                          $    (0.02)              $  (0.095)

Basic Weighted Average Common Shares                 13,364,566               9,975,152
Outstanding


                  See Notes to condensed financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                          Three Months
                                                                          Ended March 31,     Three Months Ended
                                                                          2001                March 31, 2000
                                                                          ----                --------
Cash Flows From Operating Activities
   Net Loss                                                                $  (259,303)        $   (901,822)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Depreciation                                                                      0               21,413
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                17,343               36,472
      (Increase) Decrease in Prepaid Expenses                                        0             (65,946)
      (Increase) Decrease in Stock subscription Receivable                     101,329
       Increase (Decrease) in Accounts Payable                                  14,163              132,124
      Asset Write-Off                                                                0               33,351
   Total Adjustments                                                           132,835              157,414
Net Cash Used By Operating Activities                                         (126,468)            (744,408)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                0              (17,306)

Net Cash Flows Used In Investing Activities                                          0              (17,306)

Cash Flows From Financing Activities
   Proceed From Sales of Common Stock                                          188,671                    0

Net Cash Provided By Financing Activities                                      188,671                    0

Increase (Decrease) in Cash and Cash Equivalents                                62,203             (761,714)
Cash and Cash Equivalents, Beginning of Year                                    34,856            1,905,478
Cash and Cash Equivalents, End of Year                                      $   97,059           $ 1,728,869


                See notes to condensed to financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                      Three Months Ended   Three Months Ended
                                                                      March 31, 2001       March 31, 2000
                                                                      --------------       --------------
Supplemental Information
      Preferred Stock Deemed Dividends                                 $   13,866             $   49,363
      Interest                                                         $        0             $        0
      Income Taxes                                                     $        0             $        0


                  See notes to condensed financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management MedCare Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on 10-KSB.

NOTE 2 - Financial Results and Liquidity

To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. ___ The Company expects to incur losses as it expands its businesses and will require additional funding during 2001. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

The Company has explored the possibility of selling or merging with another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board established for securities that do not meet Nasdaq listing requirements or in what are commonly referred to as the "pink sheets."

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

Results of Operations
---------------------

Revenues. The Company generated $24,560 in revenues for the three months ended March 31, 2001, versus $240,912 for the same period in 2000. This decrease of $216,352, or 89.8%, is primarily due to a reduction in the number of operating MedCare Program sites.

General and Administrative Expenses. During the three months ended March 31, 2001, the Company incurred $284,978 in general and administrative expenses, a decrease of 75.8% from first quarter 2000 expenses of $1,180,624 due primarily to decreased personnel and other operating costs as a result of a lower number of operating MedCare Program sites.

Interest Income. Interest income was $1,115 and $37,890 for the quarters ended March 31, 2001 and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of March 31, 2001, the Company's accumulated deficit was approximately $13,500,000, and as a result, there has been no provision for income taxes to date.

Net Income. For the three months ended March 31, 2001, the Company recorded net loss of $273,169 or $0.02 per share, compared to a net loss of $951,185, or $0.095 per share, for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

As at March 31, 2001, the Company had a cash balance of $97,059, compared to $34,856 as at December 31, 2000. The Company has financed its operations primarily through cash on hand from its operations during the three months periods ended March 31, 2001.

Net cash flows used by operating activities was $126,468 for the three month period ending March 31, 2000, compared to net cash flows provided by operating activities of $744,408 for the same period in 2000. This change was primarily due to a decrease in stock subscription receivable of $101,329, an increase in accounts payable of $14,163 and a decrease in accounts receivable of $17,343.

Net cash used in investing activities was $0 for the three month period ending March 31, 2001, versus $17,306 for the purchase of equipment during the same three month period in 2000.

Net cash flows from financing activities was $188,671 representing proceeds from the sale of common stock.

At present, the Company plans to fund its operations from cash in bank and also plans to raise additional financing within the next twelve months.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. In doing so, the Company may seek access to the private or public equity, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

PART II -- OTHER INFORMATION

Item 1    Legal Proceedings

None

Item 2    Changes in Securities

1.   800,000 shares of common stock at $0.05 per share, or $38,671 cash.
2.   3,000,000 shares of common stock at $0.05 per share, or $150,000 cash.

Item 3    Defaults Upon Senior Securities

None

Item 4    Submission of Matters to a Vote of Security Holders

None

Item 5    Other Information

None

Item 6    Exhibits and Reports on Form 8-K

In a Form 8K filed on January 10, 2001, the Company entered into a letter agreement dated January 4, 2001, in which Harmel S. Rayat, a Director and majority shareholder of MedCare Technologies, Inc., agreed to acquire 81.5 shares of the Company's convertible preferred stock (par value $0.25) and related warrants for $111,329 and 800,000 restricted common shares for $38,671. The Company also granted Mr. Harmel S. Rayat 4,000,000 share purchase warrants to acquire common shares of the Company at $0.05 expiring January 10, 2005. The agreement also provided the Company undertake to register all shares underlying the Series B Convertible Preferred Stock and the share purchase warrant. The agreement is attached as an exhibit.

In a Form 8K filed on March 6, 2001, the Company announced that it had accepted a private placement on March 1, 2001, of $150,000 from Harmel S. Rayat, a Director and majority shareholder of MedCare Technologies, Inc. The private placement involves the issuance of 3,000,000 restricted common shares at $0.05 per share and 3,000,000 purchase warrants to acquire common shares of the Company at $0.05 per share until March 1, 2005. The Company agreed to undertake to register all shares and warrants underlying this private placement.

Additionally, on March 1, 2001, the Company accepted the resignation of Dr. Michael Blue from the Board of Directors of MedCare Technologies, Inc. Dr. Blue resigned from the Board for personal reasons. Replacing Dr. Blue as Director, as well as being appointed as the Company's Secretary Treasurer is Mr. Harvinder Dhaliwal. Since 1985, Mr. Dhaliwal has been the President and Chief Executive Officer of Vancouver Sight & Sound Ltd., a privately held company engaged in the retail sales of audio and video products.

                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MEDCARE TECHNOLOGIES, INC.

                                                                  /s/ Ray Krauss
                                                        ------------------------
                                                                      Ray Krauss
                                                               CEO and President

                                                             /s/ Harmel S. Rayat
                                                        ------------------------
                                                                 Harmel S. Rayat
                                                           Director and Chairman

                                                          /s/ Harvinder Dhaliwal
                                                        ------------------------
                                                              Harvinder Dhaliwal
                                               Director, Secretary and Treasurer

Dated: May 14, 2001