Form 10QSB
period 2001-06-30
MEDCARE TECHNOLOGIES INC
filed 2001-08-14
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


      X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------

               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended June 30, 2001

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  0-28790

                           MEDCARE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)

DELAWARE                                                   87-0429962 B
--------                                                   ------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Suite 216 - 1628 West 1st Avenue, Vancouver, BC,                 V6J 1G1
------------------------------------------------                 -------
(Address of principal executive offices)

Registrant's telephone number, including area code:           (604) 659-5005
                                                              --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.001 par value, as of August 9, 2001: 15,364,566.

                           MEDCARE TECHNOLOGIES, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2001

INDEX
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheet as of  June 30, 2001...............................................  3

Consolidated Statement of Operations for the Quarter Ended June 30, 2001 and 2000.............  4

Consolidated Statement of Cash Flows for the Quarter Ended June 30, 2001 and 2000.............. 5

Notes to Interim Financial Statements.......................................................... 7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis................................................... 8

PART II   OTHER INFORMATION

Item 1 Legal Proceedings.....................................................................  10

Item 2 Changes in Securities.................................................................  10

Item 3 Defaults Upon Senior Securities.......................................................  10

Item 4 Submission of Matters to a Vote of Security Holders...................................  10

Item 5 Other Information.....................................................................  10

Item 6 Exhibits and Reports on Form 8-K......................................................  10

Signatures...................................................................................  11


Item 1    Financial Statements
------------------------------


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

ASSETS                                                                        June 30,2001        Dec. 31,2000
                                                                              ------------        ------------
Current Assets
   Cash                                                                                $20,143             $34,856
   Accounts Receivable, Net of allowance of $0 and $82,000                                   0              17,343
   Prepaid Expenses                                                                      8,346               8,346
   Stock Subscription Receivable                                                             0             101,329
                                                                                             -             -------
Total Current Assets                                                                   $28,489            $161,874

Property and Equipment, Net (Note 2)                                                   149,976             153,428
                                                                                       -------             -------

Total Assets                                                                          $178,465            $315,302
                                                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                  $ 185,161           $ 139,798
   Capital Lease Obligation, Current Portion                                           161,621              84,550
                                                                                       346,782             224,348
Long Term Liabilities
   Capital Lease Obligation, Noncurrent Portion                                                             79,071
                                                                                                            ------
                                                                                       346,782             303,419
Stockholders' Equity
   Preferred Stock (Authorized 1,000,000 shares):  Convertible Series B,            $1,057,464          $1,029,578
$0.25 Par Value, Issued and
Outstanding, 81.5 and 81.5 respectively, at redemption value
   Common Stock: $0.001 Par Value; Authorized Shares,                                   15,365              11,565
100,000,000; Issued and Outstanding, 15,364,566 and
11,564,566, at June 30, 2001 and December 31, 2000, respectively
   Warrants                                                                            117,830             117,830
   Additional Paid In Capital                                                       12,317,408          12,160,423
   Accumulated Deficit                                                             (13,676,384)        (13,307,513)
                                                                                  ------------        ------------
Total Stockholders' Equity                                                           $(168,317)           $ 11,883
                                                                                    ----------            --------

Total Liabilities and Stockholders' Equity                                            $178,465            $315,302
                                                                                      =========           ========

                  See notes to condensed financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000, AND
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 For The Three    For The Three         For The Six        For The Six
                                                 Months Ended     Months Ended          Months Ended June  Months Ended June
                                                 June 30, 2001    June 30, 2000         30, 2001           30,2000
                                                 -------------    -------------         --------           -------
 Revenues                                                  $   0        $  146,945           $ 24,560           $ 387,857
 Expenses
    General and Administrative                           110,350         1,331,035            395,328           2,511,659

 Operating Loss                                         (110,350)       (1,184,090)          (370,768)         (2,123,802)
 Other Income
    Interest Income                                          782            28,463              1,897              66,353

 Net Loss                                               (109,568)       (1,155,627)          (368,871)        (2 ,057,449)

 Less: Preferred Stock Deemed                            (14,020)          (23,033)           (27,886)            (72,396)
 Dividends
 Net Loss Available to Common Shareholders            $ (123,588)      $(1,178,660)         $(396,757)        $(2,129,845)

 Basic Loss Per Common Share                          $   (0.008)      $     (0.12)          $ (0.028)   $        (0.21)

 Basic Weighted Average Common Shares                15,364,566        10,211,248          14,352,411         10,093,200
                                                     ===========       ===========         ==========         ==========
 Outstanding


                  See Notes to condensed financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                          Six Months Ended   Six Months Ended
                                                                          June 30, 2001      June 30, 2000
                                                                          -------------      -------------
Cash Flows From Operating Activities
   Net Loss                                                                    $  (368,870)    $  (2 ,057,449)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Equipment Write Off                                                                   0             33,351
   Depreciation                                                                      3,452             44,130
   Nonemployee stock option expense                                                      0              6,750
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts  Receivable                                   17,343             91,576
      (Increase) Decrease in Prepaid Expenses                                            0              7,555
      (Increase) Decrease in Stock Subscription  Receivable                        101,329                  0
       Increase (Decrease) in Accounts Payable                                      45,363            323,562
                                                                        --------------------------------------
   Total Adjustments                                                               167,487            506,924
                                                                        --------------------------------------
Net Cash Used By Operating Activities                                            (201,383)        (1,550,525)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                    0           (59,705)
                                                                                         -           --------
Net Cash Flows From Investing Activities                                                 0           (59,705)

Cash Flows From Financing Activities
   Proceed From Sales of Common Stock                                              188,671                  0
   Payments on Capital Lease Obligation                                            (2,000)                  0
                                                                        --------------------------------------
Net Cash Provided By Financing Activities                                          186,671                  0
                                                                        --------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                  (14,713)        (1,610,230)
Cash and Cash Equivalents, Beginning of Year                                        34,856          3,218,228
                                                                        --------------------------------------
Cash and Cash Equivalents, End of Year                                            $ 20,143      $ 1,607,998
                                                                                  ========      =============


                 See notes to condensed to financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                       Six Months Ended    Six Months Ended
                                                                       June 30, 2001       June 30, 2000
                                                                       -------------       -------------
Supplemental Information
      Preferred Stock Deemed Dividends                                       $   27,886           $   72,396
                                                                             ==========           ==========
      Interest                                                         $              0       $            0
                                                                          =============           ==========
      Income Taxes                                                     $              0       $            0
                                                                          =============           ==========


                  See notes to condensed financial statements.

                  MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management MedCare Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on 10-KSB.

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

The Company has explored the possibility of selling or merging with another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board.

NOTE 3 - Basic Loss Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows:

                                                     3 m/e             6 m/e            3 m/e         6 m/e
                                                     6/30/01           6/30/01          6/30/00       6/30/00
                                                     -------           -------          -------       -------
Numerator-Net loss available
   To Common stockholders                            $  (123,588)      $   (396,757)    $ (1,178,660) $ (2,129,845)
Denominator-Weighted average
   number of common shares outstanding                15,364,566         14,352,411       10,211,248    10,093,200
Basic loss per common share                          $    (0.008)      $     (0.028)    $      (0.12) $      (0.21)


Item 2 Management's  Discussion and Analysis of Financial  Condition and Results
--------------------------------------------------------------------------------
       of Operations
       -------------

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

Due to the lack of significant revenues and high operating cost associated with supporting its various physician office and hospital based program sites, the Company has suffered large operating losses. In order to reduce operating expenses, the Company terminated all of its MedCare Program sites in March, 2001. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, MedCare plans to develop additional revenue streams from the Company's current intellectual property base.

Results of Operations
---------------------

Revenues. The Company generated $0 and $24,560 in revenues for the three and six months ended June 30, 2001, respectively, versus $146,945 and $387,857, for the same periods in 2000. This decrease in revenues is due to the termination of the Company's MedCare Program sites. To date, the Company has not relied on revenues for funding.

General and Administrative Expenses. During the three and six months ended June 30, 2001, the Company incurred $110,350 and $395,328, respectively, in general and administrative expenses, a decrease of 92% and 84% from the same periods in 2000. These decreases are primarily due to lower salary expenses and reflect a reduction in the ongoing costs of developing and maintaining the Company's operations.

Interest Income. Interest income was $782 and $1,897, for the three and six months ended June 30, 2001, respectively, versus $28,463 and $66,353 for the same periods during 2000. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of June 30, 2001, the Company's accumulated deficit was approximately $13,676,384, and as a result, there has been no provision for income taxes to date.

Net Loss. For the three and six month ended June 30, 2001, the Company recorded net losses of $109,568, and $368,871, respectively compared to a net loss of $1,155,627, and $2,057,449, for the same periods in 2000.

Liquidity and Capital Resources
-------------------------------

At June 30, 2001, the Company had a cash balance of $20,143, compared to $34,856 at December 31, 2000. The Company has financed its operations primarily through cash on hand during the three and six month periods ended June 30, 2001.

Net cash flows used by operating activities was $201,383 for the six month period ending June 30, 2001, compared to net cash flows used by operating activities of $1,550,525 for the same period in 2000. This change was primarily due to a decrease in net losses for the six month period ending June 30, 2001.

Net cash flows from financing activities was $186,671, representing $188,671 in proceeds from the sale of common stock, reduced by a $2,000 payment on the capital lease obligation.

Plan of Operation
-----------------

For the next twelve months, the Company plans to continue searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, MedCare plans to develop additional revenue streams from the Company's current intellectual property base.

The Company does not expect to purchase any significant equipment, hire any additional employees, or incur research and development expenses. In order to satisfy its cash needs over the next twelve months, the Company plans to fund its operations from cash in the bank and also plans to raise additional financing from third parties. The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to find suitable joint venture partners for its MedCare Program, operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations.

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

PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
---------------------------

None

Item 2    Changes in Securities
-------------------------------

At an Annual General Meeting held on July 12, 2001, shareholders approved an increase in authorized common shares from 100,000,000 to 300,000,000, with a par value of $0.00001.

Item 3    Defaults Upon Senior Securities
-----------------------------------------

None

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At an Annual General Meeting held on July 12, 2001, shareholders approved a name change to Enterprise Technologies, Inc., a change in state registration from Delaware to Nevada, and an increase in authorized common shares from 100,000,000 to 300,000,000, with a par value of $0.00001. Also, the shareholders approved the Company's 2001 stock option plan with 10,000,000 common shares reserved for issuance thereunder.

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


                                                      MEDCARE TECHNOLOGIES, INC.

                                                                  /s/ Ray Krauss
                                                        ------------------------
                                                                      Ray Krauss
                                                               CEO and President


                                                             /s/ Harmel S. Rayat
                                                        ------------------------
                                                                 Harmel S. Rayat
                                                           Director and Chairman


                                                          /s/ Harvinder Dhaliwal
                                                   -----------------------------
                                                              Harvinder Dhaliwal
                                               Director, Secretary and Treasurer

Dated: August 10, 2001