Form 10QSB
period 2001-09-30
MEDCARE TECHNOLOGIES INC
filed 2001-11-13
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number:  0-28790

                           MEDCARE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)

DELAWARE                                                87-0429962 B
-------------                                          ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Suite 216 - 1628 West 1st Avenue, Vancouver, BC,              V6J 1G1
------------------------------------------------            -----------
(Address of principal executive offices)

Registrant's telephone number, including area code:           (604) 659-5005
                                                           -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.001 par value, as of November 5, 2001: 15,364,566.

                           MEDCARE TECHNOLOGIES, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001

INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Consolidated Balance Sheet as of September 30, 2001................................................  3

Consolidated Statement of Operations for the Quarter Ended September 30, 2001 and 2000.............  4

Consolidated Statement of Cash Flows for the Quarter Ended September 30, 2001 and 2000.............  5

Notes to Interim Financial Statements............................................................... 7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis........................................................ 9

PART II   OTHER INFORMATION

Item 1 Legal Proceedings...........................................................................  11

Item 2 Changes in Securities.......................................................................  11

Item 3 Defaults Upon Senior Securities.............................................................  11

Item 4 Submission of Matters to a Vote of Security Holders.........................................  11

Item 5 Other Information...........................................................................  11

Item 6 Exhibits and Reports on Form 8-K............................................................  11

Signatures.........................................................................................  12


Item 1 Financial Statements
---------------------------


                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

ASSETS                                                                       Sept. 30, 2001       Dec. 31, 2000
                                                                             --------------       -------------
Current Assets
   Cash                                                                      $             204    $         34,856
   Accounts Receivable, Net of allowance of $0 and $82,000                                   0              17,343
   Prepaid Expenses                                                                      2,685               8,346
   Stock Subscription Receivable                                                             0             101,329
Total Current Assets                                                                     2,889             161,874

Property and Equipment, Net                                                                  0             153,428

Total Assets                                                                 $           2,889    $        315,302

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                          $         222,677    $        139,798
   Capital Lease Obligation, Current Portion                                           161,621
                                                                                        84,550
                                                                                       384,298             224,348
Long Term Liabilities
   Capital Lease Obligation, Noncurrent Portion                                              0
                                                                                        79,071
                                                                                       384,298
                                                                                       303,419
Stockholders' Equity
   Preferred Stock (Authorized 1,000,000 shares):  Convertible Series B,
$0.25 Par Value, Issued and
Outstanding, 81.5 and 81.5 respectively, at redemption value                         1,071,638           1,029,578
   Common Stock: $0.001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 15,364,566 and
11,564,566, at September 30, 2001 and December 31, 2000, respectively
                                                                                        15,365              11,565
   Warrants                                                                            117,830             117,830
   Additional Paid In Capital                                                       12,303,234          12,160,423
   Accumulated Deficit                                                             (13,889,476)        (13,307,513)
Total Stockholders' Equity                                                            (381,409)             11,883

Total Liabilities and Stockholders' Equity                                   $           2,889    $        315,302


                  See notes to condensed financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPT. 30, 2001 AND 2000, AND
                FOR THE NINE MONTHS ENDED SEPT. 30, 2001 AND 2000
                                   (Unaudited)

                                               For The Three      For The Three      For The Nine           For The Nine
                                               Months Ended       Months Ended       Months Ended           Months Ended Sept.
                                               Sept. 30, 2001     Sept. 30, 2000     Sept. 30, 2001         30, 2000
                                               --------------     --------------     --------------         --------
Revenues                                       $             0    $       136,131    $         24,560       $     523,989

Expenses
   General and Administrative                          220,058          1,078,543             608,482           3,590,201
Operating Loss                                        (220,058)          (942,412)           (583,922)         (3,066,212)
Other Income
   Interest Income                                          62             14,754               1,959              81,107

Net Loss                                              (219,996)          (927,658)           (581,963)         (2,985,105)

Less: Preferred Stock Deemed
Dividends                                              (14,174)           (21,898)            (42,060)            (94,294)
Net Loss Available to Common Shareholders
                                               $      (234,170)   $      (949,556)   $       (624,023)      $  (3,079,399)

Basic Loss Per Common Share                    $         (0.02)   $         (0.09)   $          (0.04)      $       (0.30)

Basic Weighted Average Common Shares
Outstanding                                         15,364,566         10,700,548          14,693,504          10,298,628


                  See Notes to condensed financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                        Nine Months Ended  Nine Months Ended
                                                                        Sept. 30, 2001     Sept. 30, 2000
                                                                        --------------     --------------
Cash Flows From Operating Activities
   Net Loss                                                             $         (581,963)$       (2,985,105)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Equipment Write Off                                                             153,428             33,351
   Depreciation                                                                          0             82,389
   Nonemployee stock option expense                                                      0             13,500
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                    17,343             83,244
      (Increase) Decrease in Prepaid Expenses                                        5,661             85,956
      (Increase) Decrease in Stock Subscription Receivable                         101,329                  0
       Increase (Decrease) in Accounts Payable                                      82,879             83,251
       Increase (Decrease) in Deferred Revenue                                           0             55,406
                                                                        --------------------------------------
   Total Adjustments                                                               360,640            437,097
                                                                        --------------------------------------
Net Cash Used In Operating Activities                                             (221,323)        (2,548,008)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                    0            (51,042)
                                                                                         -           --------
Net Cash Flows Used In Investing Activities                                              0            (51,042)
                                                                                                      ------

Cash Flows From Financing Activities
   Proceed From Sales of Common Stock                                              188,671                  0
   Payments on Capital Lease Obligation                                             (2,000)                  0
                                                                        --------------------------------------
Net Cash Provided By Financing Activities                                          186,671                  0
                                                                        --------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                   (34,652)        (2,599,050)
Cash and Cash Equivalents, Beginning of Year                                        34,856          3,218,228
                                                                        --------------------------------------
Cash and Cash Equivalents, End of Year                                              $  204        $ 619,178
                                                                                    ======        ===========


                 See notes to condensed to financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                      Nine Months Ended    Nine Months Ended
                                                                      Sept. 30, 2001       Sept. 30, 2000
                                                                      --------------       --------------
Supplemental Information
      Preferred Stock Deemed Dividends                                 $         42,060     $       94,294
      Interest                                                         $              0     $            0
      Income Taxes                                                     $              0     $            0
      Fixed Assets Acquired Under Capital Lease                        $              0     $      169,432


                  See notes to condensed financial statements.

                   MEDCARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management MedCare Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on 10-KSB.

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

NOTE 2  - Financial Results and Liquidity

To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its businesses and will require additional funding during 2001. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

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

                                                3 m/e            9 m/e            3 m/e              9 m/e
                                               9/30/01          9/30/01          9/30/00            9/30/00
                                               -------          -------          -------            -------
Numerator-Net loss available
   To Common stockholders                      $  (219,996)     $  (581,963)     $   (949,556)      $ (3,079,399)
Denominator-Weighted average number of
common shares outstanding                       15,364,566       14,693,504        10,700,548         10,298,628
Basic loss per common share                    $     (0.02)     $     (0.04)     $      (0.09)      $      (0.30)


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

Due to the lack of significant revenues and high operating cost associated with supporting its various physician office and hospital based program sites, the Company has suffered large operating losses. In order to reduce operating expenses, the Company terminated all of its MedCare Program sites in March, 2001. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, MedCare plans to develop other potential revenue streams from the Company's current intellectual property base and other technology based ventures.

Results of Operations
---------------------

Revenues. The Company generated $0 and $24,560 in revenues for the three and nine months ended September 30, 2001, respectively, versus $136,131 and $523,989, for the same periods in 2000. This decrease in revenues is due to the termination of the Company's MedCare Program sites. To date, the Company has not relied on revenues for funding.

General and Administrative Expenses. During the three and nine months ended September 30, 2001, the Company incurred $220,058 and $608,482, respectively, in general and administrative expenses, a decrease of 80% and 83% from the same periods in 2000. These decreases are primarily due to lower salary expenses and reflect a reduction in the ongoing costs of developing and maintaining the Company's operations, including the write-off of $153,428 of computer equipment during the three months ended September 30, 2001.

Interest Income. Interest income was $62 and $1,959, for the three and nine months ended September 30, 2001, respectively, versus $14,754 and $81,107 for the same periods during 2000. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 2001, the Company's accumulated deficit was approximately $13,900,000, and as a result, there has been no provision for income taxes to date.

Net Loss. For the three and nine month ended September 30, 2001, the Company recorded net losses of $219,996 and $581,963, respectively compared to a net loss of $581,963, and $2,985,105, for the same periods in 2000.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001, the Company had a cash balance of $204, compared to $34,856 at December 31, 2000. The Company has financed its operations primarily through cash on hand during the three and nine month period ended September 30, 2001. The Company cannot pay its current liabilities and will require additional funds.

Net cash flows used by operating activities was $221,323 for the nine month period ending September 30, 2001, compared to net cash flows used by operating activities of $2,548,008 for the same period in 2000. This change was primarily due to a decrease in net losses for the nine month period ending September 30, 2001.

Net cash flows from financing activities was $186,671, representing $188,671 in proceeds from the sale of common stock, reduced by a $2,000 payment on the capital lease obligation.

Plan of Operation
-----------------

For the next twelve months, the Company plans to continue searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, MedCare plans to develop additional revenue potential streams from the Company's current intellectual property base and other technology based ventures. At the Company's Annual General Meeting on July 12, 2001, the shareholders approved the following: (i) a change in state registration from Delaware to Nevada, (ii) a name change to Enterprise
Technologies, Inc., (iii) an increase in authorized common shares from 100,000,000 to 300,000,000, with a par value of $0.00001, (iv) adoption of 2001 stock option plan with 10,000,000 common shares reserved for issuance thereunder, and (v) ratification of its independent accountants. The Company is currently in the process of changing its domicile to Nevada and, once completed, will implement the name change and increase in authorized capital.

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

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to significantly affect the financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement does not have a material affect on the financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement is not expected to have a material affect on the financial statements.

In August 2001, tbe FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a material affect on the financial statements.

PART II -- OTHER INFORMATION

Item 1 Legal Proceedings

     None

Item 2 Changes in Securities

     None

Item 3 Defaults Upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     At the Company's Annual General Meeting on July 12, 2001, the shareholders approved the following: (i) a change in state registration from Delaware to Nevada, (ii) a name change to Enterprise Technologies, Inc., (iii) increase in authorized common shares from 100,000,000 to 300,000,000, with a par value of $0.00001, (iv) adoption of 2001 stock option plan with 10,000,000 common shares reserved for issuance thereunder, and (v) ratification of its independent accountants.

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

     On August 14, 2001, the Company filed a Form 8-K with the Securities and Exchanged Commission under Item 5 to disclose the results of its annual general meeting on July 12, 2001.

                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      MEDCARE TECHNOLOGIES, INC.

                                                                  /s/ Ray Krauss
                                                                 ---------------
                                                                      Ray Krauss
                                                               CEO and President

                                                             /s/ Harmel S. Rayat
                                                            --------------------
                                                                 Harmel S. Rayat
                                                           Director and Chairman

                                                          /s/ Harvinder Dhaliwal
                                                         -----------------------
                                                              Harvinder Dhaliwal
                                               Director, Secretary and Treasurer

Dated: November 12, 2001