Form 10KSB
period 2001-12-31
MEDCARE TECHNOLOGIES INC
filed 2002-03-29
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                        Commission file number 000-28790

                          ENTERPRISE TECHNOLOGIES, INC.
                 (formerly knows as MedCare Technologies, Inc.)
           (Name of small business issuer as specified in its charter)

Nevada                                                  87-0429962 B
------                                                 ------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Suite 216 1628 West 1st Avenue, Vancouver, BC                  V6J 1G1
---------------------------------------------                 -------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (604) 659-5006

Securities registered under Section 12(b) of the Act:          None

Securities registered under Section 12(g) of the Act:

        Common Stock, $.00001 par value, listed on the OTC Bulletin Board

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

Revenues for last fiscal year were $24,560.00

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of March 15th, 2002: $286,028. Number of shares of Common Stock, $0.00001 par value, outstanding as of March 15th, 2002:
123,466,166.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS



PART I                                                                                  Page
Item  1. Business                                                                       2
Item  2. Properties                                                                     8
Item  3. Legal Proceedings                                                              8
Item  4. Submissions of Matters to a Vote of Security Holders                           8

PART II

Item  5. Market for the Registrants' Common Equity and Related Stock-
         holder Matters                                                                 8
Item  6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          9
Item  7. Financial Statements                                                           11
Item  8. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                           27

PART III

Item  9. Directors and Executive Officers of the Registrant                             27
Item 10. Executive Compensation                                                         27
Item 11. Security Ownership of Certain Beneficial Owners and Management                 27
Item 12. Certain Relationships and Related Transactions                                 27

PART IV

Item 13. Exhibits and Reports on Form 8-K                                               27


PART I

Item 1. Business

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward- looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein.

                                   THE COMPANY

Enterprise Technologies, Inc. ("Enterprise Technologies", "Enterprise" or the "Company"), formerly known as MedCare Technologies, Inc., is a healthcare technology service company that focuses on under-served high growth markets. The Company was originally incorporated in the state of Utah in 1986 and changed its domicile to Delaware in 1996 through a migratory merger.

In 1995, the Company acquired the MedCare Program ("Program"), a proprietary product of the Company, that is made up of equipment, software and services developed to provide non-pharmaceutical, non-invasive treatment to individuals suffering from urinary incontinence and other pelvic disorders. In 1996, the Company began to offer the Program to doctors and in 1998 the Program was launched nationally. The Company did not generate any revenues until 1997. During 1998, the Company's sole business was the offering of the MedCare Program. In March, 2001, due to the lack of significant revenues and high operating costs, the Company terminated all of its MedCare Program sites. The Company is currently searching for potential joint venture partners in order to further market the MedCare Program, as well as seek out additional revenue streams from the Company's current intellectual property base.

In October 1999, Enterprise Technologies, Inc. launched a new, business-to-business web site, RxSheets.com (www.rxsheets.com), which was directed exclusively at the physician and pharmaceutical marketplace. In addition, the Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com, Inc. On November 10, 2000 the Company sold all assets relating to its RxSheets.com subsidiary to WGC Enterprises, an investment group, for a nominal sum. The sale agreement called for WGC Enterprises to establish a new entity, to issue ten percent of the issued and outstanding stock of this new entity to MedCare Technologies, allow MedCare to share in the future revenues of the new entity and to raise capital for this new entity in order to fund the ongoing operations. Subsequently, WGC Enterprises was unable to raise capital and Enterprise, due to substantial costs and minimal revenue potential, declined to exercise its option to repurchase the assets of RxSheets.

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

Due to the lack of significant revenues and high operating costs associated with this supported program model, the Company has suffered large operating losses. In order to reduce operating expenses, the Company terminated substantially all of its MedCare Program sites in March, 2001. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, MedCare plans to develop additional revenue streams from the Company's current intellectual property base.

Employees

At December 31, 2001, the Company employed 0 full-time and 3 part-time persons. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups.

                                  Risk Factors

Lack of Operating History:
--------------------------

Because of our limited operating history and lack of past profitability, you may lose your investment if we are unable to successfully market our services and implement our business plan.

Although we organized Enterprise in 1986, we did not become active until 1995 and have been continually developing our MedCare Program since that time. As a result, our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services.

We have had limited revenues since inception. In 2001, we had revenues of $24,560. We have not been profitable, experiencing an accumulated loss of $13,898,125 through 2001. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Inability to Obtain Funding:
----------------------------

We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities and result in lower than anticipated revenues. We may require additional financing to pursue relationships with joint venture partners for the MedCare Program and other business opportunities. If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

Continued Control by Existing Management:
-----------------------------------------

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 15th, 2002, our officers and board members own 92.2% of the 123,466,166 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest which may not be consistent with your objectives or desires.

Dividends:
----------

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

Dependence on Executive Officers and Technical Personnel:
---------------------------------------------------------

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

Change of Control:
------------------

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

Issuances at Less than Market Price:
------------------------------------

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

Redemption of Series B Preferred Stock:
---------------------------------------

If the Series B stockholders redeem their shares of Series B preferred stock, this could divert funds from our operations and result in slower growth for our company. The Series B stockholders may elect to redeem their Series B preferred stock at a premium upon the occurrence of the following events:

..    our  consolidation,  merger  or other  business  combination  with  another entity;

..    the sale or transfer of all or substantially all of our assets;

..    a purchase, tender or exchange offer made to and accepted by the holders of more than 50% of the outstanding shares of our common stock;

..    our failure to maintain the effectiveness of a registration statement;

..    the delisting of our common stock for a period of five consecutive days; or

..    our material breach of any representations,  warranties or covenants in the securities purchase agreement or any related documents.

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

Adverse Effect of Shares Eligible for Future Sale:
--------------------------------------------------

Future sales of large amounts of common stock could adversely effect the market price of our common stock and our ability to raise capital.

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

Protection of Proprietary Treatment Program:
--------------------------------------------

Our ability to effectively compete depends on protection of our proprietary treatment protocol through confidentiality and non-compete agreements.

Our ability to compete will depend, in part, on our ability to develop and maintain the proprietary aspects of our unpatented treatment protocol. We have developed this protocol through our experiences to date in the clinical, billing and marketing areas of incontinence treatment. Others may independently develop the same or a similar program or otherwise obtain access to this protocol from former employees or former MedCare Program physicians.

In addition, third parties have published clinical studies regarding the benefits of biofeedback treatment of incontinence. Although this is only one component of our treatment protocol, others may utilize these clinical studies to begin their own incontinence programs.

We protect our treatment protocols from duplication through our confidentiality and non-compete agreements. We cannot ensure that these agreements will provide meaningful protection for our treatment protocol in the event of their expiration or unauthorized use or disclosure. If our treatment protocol became widely duplicated, larger, better-capitalized companies could instantly compete with us in the incontinence treatment market.

Government Regulation:
----------------------

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

Potential Fluctuations in Quarterly Results:
--------------------------------------------

Significant variations in our quarterly operating results may adversely affect the market price of our common stock. Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

Competition:
------------

In the evolving healthcare field, if we do not continually develop the MedCare Program, and any other future business opportunities, our services could become uncompetitive or obsolete. Healthcare is a rapidly evolving field in which other companies may have greater financial and research and development resources than we do. The MedCare Program competes directly with a number of small incontinence clinics, offered by doctors, hospitals or therapists, that use a combination of non-invasive alternative treatment options to treat urinary incontinence. In addition, other alternative treatments for urinary incontinence are available to consumers, including absorbent products and diapers, surgery, indwelling catheters, implanting devices, injectable materials, electrical stimulation, mechanical devices and drugs.

Competitive Treatment Options for Incontinence:
-----------------------------------------------

To the best of the Company's knowledge, the only direct competitors to the MedCare Program are a number of small incontinence clinics, or ancillary programs, offered by doctors, hospitals or therapists, scattered across North America that use a combination of currently available non-invasive alternative treatment options to treat patients.

Intellectual Property and Other Proprietary Rights:
---------------------------------------------------

The Company's ability to compete and expand effectively will depend, in part, on its ability to develop and maintain certain proprietary aspects of its treatment program for bladder and bowel incontinence. The Company relies on an unpatented treatment protocol, and there can be no assurances that others may not independently develop the same or similar program or otherwise obtain access to the Company's unpatented protocols. There can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company's trade secrets, know-how or other information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. While certain proprietary aspects of Enterprise's clinical and business protocols remain an important part of the business, the Company believes its long-term success as a business will depend primarily upon its high quality clinical outcomes and service and its success in seeking a suitable joint venture partner to further market the MedCare Program.

Environmental Matters:
----------------------

The  Company   believes  it  conducts  its  business  in  compliance   with  all
environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Item 2. Properties

On March 16th, 2001, the Company notified it landlord of its intention to terminate its lease at 1515 West 22nd Street, Suite 1210, Oak Brook, Illinois, 60523. The Company's principal office is now located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's Chairman and majority shareholder. At present, the Company pays no rent.

Item 3. Legal Proceedings

The Company is not involved in any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. The Company's management does not believe that any such claims or lawsuits will have a material adverse effect on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders in the fourth quarter of 2001.

PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters.

(a) Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETPT". The following table sets forth the high and low sale prices for the periods indicated:

                                                                       High                      Low
                                                                       ----                      ---
First Quarter 2000                                                     $  2.25                   $  1.66
Second Quarter 2000                                                    $  1.06                   $  0.75
Third Quarter 2000                                                     $  0.50                   $  0.38
Fourth Quarter 2000                                                    $  0.14                   $  0.06
First Quarter 2001                                                     $  0.10                   $  0.07
Second Quarter 2001                                                    $  0.05                   $  0.04
Third Quarter 2001                                                     $  0.02                   $  0.01
Fourth Quarter 2001                                                    $  0.01                   $  0.01


(b) Holders

As of March 15th, 2002, there were approximately 265 stockholders of record of the Company's Common Stock.

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

Overview
--------

Enterprise Technologies, Inc., formerly known as MedCare Technologies, Inc., is the developer of the MedCare Program, a non-pharmaceutical, non-invasive treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

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

Results of Operations
---------------------

Revenues. During 2001, the Company generated revenues of $24,560, a decrease of 96.5% over sales of $700,053 in 2000. This decrease is a direct result of the Company terminating its various MedCare Program sites in order to reduce operating expenses.

General and Administrative Expenses. During 2001, the Company incurred $463,715 in general and administrative expenses, a decrease of 81.7% over 2000 expenses of $2,531,718. The decrease is primarily attributable to substantially lower salary, sales and marketing, clinical and other operating expenses related to the Company's MedCare Program sites. During December 2000, the Company recorded a charge of $253,131 for damaged and obsolete fixed assets related to the unprofitable MedCare sites that were closed, including the fixed assets related to its offices that were closed in December 2000.

Interest Income. Interest income was $1,971 and $83,629 for the years ended December 31, 2001, and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2001, the Company's accumulated deficit was $13,898,125 and as a result, there has been no provision for income taxes to date.

Preferred Stock Deemed Dividends. Preferred stock deemed dividends was $55,114 and $110,245 for the years ended December 31, 2001 and 2000, respectively. This 50.0% decrease is due to a lower number of Series B preferred stock outstanding during the year.

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Company had a cash balance of $6,760, compared to a cash balance of $34,856 at December 31, 1999.

During 2001, the Company used $348,096 of net cash from operating activities as compared to $3,169,868 of net cash used in 2000. Net cash used in investing activities was $0 for 2001, compared to net cash used of $23,504 for 2000. The decrease in the net cash used in investing activities was due to no equipment purchases during 2001.

Net cash provided by financing activities was $320,000 for 2001 compared to $10,000 for 2000. The Company has financed its operations primarily through private placements of Common Shares, Preferred Shares and the exercise of stock options.

Plan of Operation
-----------------

The Company's cash requirements for the next twelve months will be provided by loans from shareholders or debt/equity financing's, if necessary. The Company incurs management fees from the services of its majority shareholder at the rate of $12,000 per month, which the Company anticipates paying for through the issuance of common stock in lieu of cash paid, due to the Company's cash position. The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to search out and enter into suitable joint venture partnerships in order to further market the MedCare Program, seek out additional revenue streams from the Company's current intellectual property base, to recruit and train qualified management personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar services.

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

Going Concern
-------------

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its businesses and will require additional funding during 2002. The satisfaction of our cash hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Related Party Transactions
--------------------------

During 2001, the Company's Chairman and majority stockholder advanced the Company $30,000 to help pay for operating expenses, which were repaid through the issuance of common stock. Additionally, general and administrative expenses included $149,500 for management fees paid to the Company's Chairman and majority stockholder of which $42,500 was paid in cash and $107,000 was paid through the issuance of common stock. On December 31, 2001, the Company issued 13,700,000 shares of the Company's common stock at $0.01 per share, or $137,000 to repay all amounts due to the Company's Chairman and majority stockholder at December 31, 2001. The Company also accepted a private placement from its Chairman and majority stockholder as more fully described in Note 7 above and converted its Series B preferred stock held by its Chairman and majority stockholder to common stock as more fully described in Note 9 above.

The Company also paid $40,000 to one of the Company's stockholders for consulting fees rendered.

Item 7. Financial Statements

                                TABLE OF CONTENTS

Independent Auditors' Report..................................................................... 12

Consolidated Balance Sheets at December 31, 2001 and 2000........................................ 13

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000....................................................................... 14

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001 and 2000........................................................................15

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000....................................................................... 16

Notes to the Consolidated Financial Statements................................................... 17- 26


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Enterprise Technologies, Inc.

We have audited the consolidated balance sheets of Enterprise Technologies, Inc. (formerly known as MedCare Technologies, Inc.) (a Nevada corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enterprise
Technologies, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring net losses since inception and has a negative working capital. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Clancy and Co., P.L.L.C.
---  ------------------------
Clancy and Co., P.L.L.C.
Phoenix, Arizona
March 8, 2002

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

ASSETS                                                                       2001             2000
------                                                                       ----             ----
Current Assets
   Cash and Cash Equivalents                                                  $    6,760      $  34,856
   Accounts Receivable                                                                 0         17,343
   Prepaid Expenses                                                                    0          8,346
   Stock Subscription Receivable (Note 9)                                              0        101,329
                                                                                       -        -------
Total Current Assets                                                               6,760        161,874

Property and Equipment, net (Note 4)                                                   0        153,428
                                                                                       -        -------

Total Assets                                                                  $    6,760     $  315,302
                                                                                   =====        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Liabilities                                  $   259,818     $  303,419

Commitments and Contingencies (Note 3, 4)

Stockholders' Equity
Preferred Stock (authorized 1,000,000 shares):  Convertible Series B,
    $0.25 Par Value, Issued and Outstanding, 81.5 at December 31,
    2000, at redemption value (Note 9)                                                 0      1,029,578
Common Stock: $0.00001 Par Value, Authorized 300,000,000;    Issued
    and Outstanding:   2001:  123,466,166
                                               2000:   11,564,566                  1,235            116
Warrants                                                                         117,830        117,830
Additional Paid In Capital                                                    13,526,002     12,171,872
Accumulated Deficit                                                         (13,898,125)   (13,307,513)
                                                                            ------------   ------------
Total Stockholders' Equity                                                     (253,058)         11,883
                                                                               ---------         ------

Total Liabilities and Stockholders' Equity                                    $    6,760     $  315,302
                                                                                   =====        =======


    The accompanying notes are an integral part of these financial statements

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:                                                    2001             2000
                                                                           ----             ----
Revenues                                                                   $   24,560       $   700,053

General and Administrative Expenses                                           463,715         2,531,718
                                                                              -------         ---------

Operating Loss                                                              (439,155)       (1,831,665)

Interest Income                                                                 1,971            83,629
                                                                                -----            ------

Loss from Continuing Operations                                             (437,184)       (1,748,036)

Loss on Discontinued Operations, net of tax (Note 10)                       (153,428)       (1,942,829)
                                                                            ---------       -----------

Net Loss                                                                    (590,612)       (3,690,865)

Less:  Preferred Stock Deemed Dividends                                      (55,114)         (110,245)
                                                                             --------         ---------

Net Loss Available to Common Stockholders                                 $ (645,726)       $ (3,801,110)
                                                                                             ==========
Loss Per Share Attributable to Common Stockholders:
   Loss from Continuing Operations                                        $    (0.03)       $    (0.18)
   Loss from Discontinued Operations                                           (0.01)            (0.18)
                                                                               ------            ------
   Total Basic and Diluted                                                $    (0.04)        $   (0.36)
                                                                               ======            ======

Weighted Average Number of Common Shares Outstanding:
   Basic and Diluted                                                       15,158,817        10,586,935
                                                                           ==========        ==========


    The accompanying notes are an integral part of these financial statements

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES (formerly known as Medcare Technologies, Inc.) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                  Series B  Series B
                                  Preferred Preferred   Common      Common    Additional
                                  Stock     Stock       Stock       Stock     Paid In                   Accumulated
                                  Shares    Amount      Shares      Amount    Capital      Warrants     Deficit        Total
                                  ------    ------      ------      ------    -------      --------     -------        -----
Balance, December 31, 1999           178    $2,122,620  9,911,313   $    99   $ 11,089,176 $    94,000  $ (9,616,648)  $ 3,689,247
Common Stock Issued for Series
    B Conversions                 (96.5)    (1,179,457  1,653,253        17      1,179,440                                       0
Preferred Deemed Dividends                     110,245                            (110,245)                                      0
Warrant Vesting Issued with
    Series B Preferred Stock                  (23,830)                              23,830                                       0
Compensation Cost                                                                   13,500                                  13,500
Net Loss                                  -                                     -                         (3,690,865)   (3,690,865)
                                --------- - ----------------------------------  - --------    ---------    ----------    -----------
                                                       -            -                          -          -
Balance, December 31, 2000         81.5     1,029,578  11,564,566       116     12,171,872      117,830     (13,307,513)    11,883
Common Stock Issued Under
    Private Placement at $0.05
    Per Share                                             800,000         8         38,663                                  38,671
Common Stock Issued Under
    Private Placement at $0.05
    Per Share                                           3,000,000        30        149,970                                 150,000
Loans Converted to Common
    Stock at $0.01 Per Share,
    December 31, 2001
                                                       13,700,000       137        136,863                                 137,000
Preferred Deemed Dividends                    55,114                               (55,114)                                      0
Common Stock Issued for Series
    B Conversions                 (81.5)  (1,084,694)  94,401,600       944      1,083,750                                       0
Net Loss                              -                                                                       (590,612)   (590,612)
                                --------- - --------- ------------    --------- -----------  ------------      ---------  ---------
Balance, December 31, 2001            0            0  123,466,166     1,235    $13,526,002     $117,830   $(13,898,125)  $(253,058)
                                =======    =========  ===========     =====     ==========      =======     ===========   ========


   The accompanying notes are an integral part of these financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:                                                          2001             2000
                                                                                 ----             ----
Cash Flows From Operating Activities
Net Loss                                                                         $  (590,612)     $ (3,690,865)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
     Depreciation and Amortization                                                          0            92,831
     Excess and Obsolete Equipment Write-off                                          153,428           253,131
     Write-off of Intangible Asset                                                          0               796
     Nonemployee Stock Compensation Expense                                                 0            13,500
Changes in Assets and Liabilities
   (Increase) Decrease in Accounts Receivable                                          17,343           184,357
   (Increase) Decrease in Prepaid Expenses                                              8,346           153,793
   (Increase) Decrease in Stock Subscription Receivable                                     0         (111,329)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities                    63,399          (47,436)
    Increase (Decrease) in Deferred Revenue                                                 0          (18,646)
                                                                             -----------    -          --------
Total Adjustments                                                                     245,516           520,997
                                                                                      -------           -------
Net Cash Flows Used In Operating Activities                                         (348,096)       (3,169,868)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                       0          (23,504)
                                                                             -----------    -          --------
Net Cash Flows Used In Investing Activities                                                 0          (23,504)

Cash Flows From Financing Activities
   Loans >From Shareholders                                                            30,000                 0
   Proceeds From the Sale of Common Stock                                             290,000            10,000
                                                                                      -------            ------
Net Cash Flows Provided By Financing Activities                                       320,000            10,000
                                                                                      -------            ------

Increase (Decrease) in Cash and Cash Equivalents                                     (28,096)       (3,183,372)
Cash and Cash Equivalents, Beginning of Year                                           34,856         3,218,228
                                                                             -         ------         ---------
Cash and Cash Equivalents, End of Year                                             $    6,760       $    34,856
                                                                                        =====            ======

Cash paid for interest and income taxes:                                       $            0   $             0
                                                                                   ==========        ==========

Supplemental noncash investing and financing activities:
   Preferred Deemed Dividends                                                      $   55,114       $   110,245
                                                                                       ======           =======
   Fixed Assets Acquired Under Capital Lease                                   $            0       $   169,432
                                                                                   ==========           =======


   The accompanying notes are an integral part of these financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization. Enterprise Technologies, Inc. (the Company), a Nevada Corporation, has an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock and 1,000,000 shares are $0.25 par value preferred stock.

Nature of Operations. The Company is the developer of the MedCare Program, a non-pharmaceutical, non-invasive treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Enterprise plans to develop additional revenue streams from the Company's current intellectual property base.

Summary of Significant Accounting Policies.

Accounting Method - The Company uses the accrual method of accounting for financial statement and tax return purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains U.S. Dollar cash balances in Canadian banks that are not insured.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MedCare Technologies Corporation and RxSheets.com, Inc. All intercompany transactions have been eliminated in consolidation.

Property and Equipment - Property and equipment is stated at cost and is depreciated under the straight-line method over their estimated useful lives ranging from three to seven years.

Long-Lived Assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Revenue Recognition - The Company offered two versions of the MedCare Program:

     (1) Program Management--Under program management, the Company agrees to provide equipment, personnel and administrative services to the Site in connection with the Site's establishment and operation of the Program. Each Site agrees to pay the Company a management fee for each patient visit to the Site during which a patient receives services under the Program. Revenues are recognized as patients receive services.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


     (2) Program Franchise--Under program franchise, the Company agrees to provide the equipment, technology and training to start the MedCare Program as well as ongoing support through its clinical and billing divisions. The Site agrees to the pay the Company an initial subscription fee and a monthly consulting fee. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 45 "Accounting for Franchise Fee Revenue", the initial subscription fee is deferred and recognized upon commencement of operations. The monthly consulting fee is recognized when earned.

Allowance for Doubtful Accounts - Accounts receivable are shown net of allowances for doubtful accounts and returns which are estimated as a percentage of accounts receivable based on prior years experience. Accounts receivable for the periods presented do not include any allowance.

Advertising  Costs  -  Advertising   costs  are  expensed  as  incurred.   Total
advertising costs charged to operations for 2000 was $203,204.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


Start-up Expenses - The Company expenses start-up costs and organization costs for financial statement purposes pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives.

Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, negative working capital, and used substantial amounts of working capital in its operations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company expects to incur losses as it expands its businesses and will require additional funding during 2002.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

The Company is currently seeking additional equity and expects to raise funds through a private or public equity investment in order to support existing operations and expand the range and scope of its business. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. The accompanying financial statements should not be regarded as typical for normal operating periods.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Operating Lease - On March 16th, 2001, the Company notified it landlord of its intention to terminate its lease at 1515 West 22nd Street, Suite 1210, Oak Brook, Illinois, 60523. The Company's principal office is now located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by the wife and father of the Company's Chairman. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial. Rental expense for the years ended December 31, 2001 and 2000 was approximately $16,000 and $72,000, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 consisted of computer equipment and software acquired under capital lease, which was leased on behalf of the Company's subsidiary RxSheets.com, Inc. On November 10, 2000, the Company sold this computer equipment and software to WGC Enterprises, an investment group. The purchase price was based on the future revenues generated by the acquiring entity over the twenty-four month lease period. The investment group was unable to raise the appropriate funding to continue the operations of RxSheets. The Company closed its offices in March 2001 and the equipment was returned to the lessor, however the Company has not been released of its liability and included in accounts payable and accrued liabilities is the balance due under the original capital lease of $163,621. The net book value of the equipment of $153,428 was written off during 2001.

Depreciation charged to expense during the year ended December 31, 2000 was $92,763. During December 2000, the Company recorded a charge of $253,131 to operations for damaged and obsolete fixed assets related to the unprofitable MedCare sites that were closed, including the fixed assets related to its offices that were closed in December 2000.

NOTE 5 - THE MEDCARE PROGRAM

On August 14, 1995, the Company acquired the rights to The MedCare Program, a urinary incontinence procedure in exchange for 2,000,000 shares of its common stock. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company amortized the cost of the system over 15 years, based on management's estimated useful life of the protocol, beginning with the first year in which commercial sales occur. Management reassesses annually the estimated useful life. Amortization expense charged to operations during the years ended December 31, 2000 was $68.

The MedCare Program was sold as a comprehensive continually supported program. The Company provided the equipment, technology and training to the treatment site, as well as ongoing support through its clinical and billing divisions. The training was all-inclusive in order for the site to promote a successful

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

program, including proven protocols for equipment operation, community education, billing, managed care and outcomes. Due to the lack of significant revenues and high operating cost associated with this supported program model, the Company suffered large operating losses. In order to reduce operating expenses, the Company terminated substantially all of its MedCare Program sites in March 2001 and the remaining unamortized portion was written off.

NOTE 6 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2001 and 2000, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

Deferred Taxes                                                        2001              2000
--------------                                                        ----              ----
NOL Carryforwards.                                                    $  4,584,709      $ 4,368,618
Start-Up Costs                                                              90,452          116,535
                                                                       -----------       ----------
Total Deferred Tax Assets                                                4,615,463        4,485,153
Valuation Allowance                                                     (4,615,463)      (4,485,153)
                                                                         ---------        ----------
Net Deferred Tax Assets                                               $          0      $         0
                                                                       ===========        ==========


The net change in the valuation allowance for 2001 was an increase of $130,310 and for 2000 was an increase of $1,152,153, which are principally the result of net operating loss carryforwards.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:


                                                2001              2000
                                                ----              ----
Statutory Federal Income Tax Rate               (34.0)%           (34.0)%
Other                                             0.3 %             0.3 %
Increase in Valuation Allowance                  33.7 %            33.7 %
                                                 ----              ----
Effective Income Tax Rate                         0.0 %             0.0 %


The Company has available net operating loss carryforwards of approximately $12,850,000 for tax purposes to offset future taxable income which begin to expire in 2002. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 7 - COMMON STOCK AND STOCK WARRANTS

In July 1997, the Company issued 300,000 shares of common stock at $6.00 each. The issuance also included warrants to purchase an additional 300,000 shares of common stock at $6.00 each, exercisable until July 7, 2002. In March 1998, 200,000 warrants to purchase shares of common stock were exercised at $6.00 per share, or $1,200,000. As of December 31, 2001 and 2000, there were 100,000 warrants outstanding related to this issuance.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

In July 1997, the Company, pursuant to Regulation D, Rule 506, issued Series A Preferred Stock and related warrants. This offering granted warrants to purchase a number of shares of common stock of the Company equal to 33 1/3% multiplied by the aggregate purchase price of the Subscriber's preferred stock outstanding on each of nine, twelve and fifteen months following the closing date of the offering, exercisable at $7.346 per share. As of December 31, 2001 and 2000, there were 208,251 warrants outstanding related to this issuance.

In November 1998, the Company issued through a Rule 506 Regulation D Private Placement, 300,000 shares of restricted common stock at $5.00 per share, or $1,500,000, and granted 300,000 common stock warrants exercisable at $5.00 per share until October 14, 2004. As of December 31, 2001 and 2000, there were 300,000 warrants outstanding related to this issuance.

In May 1999, the Company, pursuant to Regulation D, Rule 506, issued Series B Preferred Stock and related warrants to purchase shares of common stock. Subject to the vesting schedule described below, each warrant entitles its holder to 200 shares of Common Stock for (i) each issued share of the Series B Preferred held on the applicable vesting date and (ii) each share of the Series B Preferred converted prior to the applicable vesting date at the fixed conversion price (see Note 9). The vesting dates of the warrants are (i) September 15, 1999 (ii) March 13, 2000 and (iii) September 9, 2000. The exercise price of each warrant is 125% of the average of the closing bid prices of the Company's Common Stock for the five consecutive trading days immediately preceding the applicable vesting date. As of December 31, 2001 and 2000, there were 29,600 warrants that had vested at an exercise price of $2.64 per share, 16,700 warrants that had vested at an exercise price of $0.59 per share, and 80,000 warrants that had vested at an exercise price of $3.6525 per share. The value of these warrants totaled $117,830 and resulted in the recording of additional preferred deemed dividends for the Series B preferred stock.

Pursuant to a Securities Purchase Agreement dated November 29, 2000, the Chairman of the Company agreed to purchase from the Company all 81.5 shares of Series B preferred stock outstanding and related warrants at $1,366 per share, or $111,329. By letter of agreement dated January 4, 2001, the Chairman of the Company also agreed to buy an additional 800,000 restricted common shares at $0.05 per share, or $38,671, and the Company granted the Chairman 4,000,000 share purchase warrants to acquire common shares of the Company at $0.05 per share, expiring January 10, 2005.

On March 1, 2001, the Company accepted a private placement of $150,000 from a director and majority shareholder of the Company. The private placement involved the issuance of 3,000,000 restricted common shares at $0.05 per share and 3,000,000 purchase warrants to acquire common shares of the Company at $0.05 per share until March 1, 2005.

NOTE 8 - STOCK OPTIONS

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

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


                                                       Number of          Option
                                                       Shares             Price
                                                       ------             ------
Options Outstanding at December 31, 1998                1,794,000         $3.00-$9.25
Exercised                                                  (6,000)               3.00
Granted                                                   816,000          3.00- 6.50
Forfeited                                                (293,000)         4.50- 9.25
                                                        -----------         ----------
Options Outstanding at December 31, 1999                2,311,000           3.00- 9.25
Granted                                                 1,230,000          0.75- 2.28
Forfeited                                              (3,451,000)         0.75- 9.25
                                                        ----------       -------------
Options Outstanding at December 31, 2000 and 2001          90,000       $0.75-$9.00


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

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

                                                                                2001         2000
                                                                                ----         ----
Net Loss
       As reported......................................                        $   645,726  $3,801,110
       Pro forma........................................                        $   704,780  $3,860,164
Net Loss Per Share
       As reported......................................                        $     (0.04) $    (0.36)
       Pro forma........................................                        $     (0.05) $    (0.36)


Stock options outstanding and exercisable on December 31, 2001 are as follows:

                                                                    Weighted
Range of                              Shares       Average          Remaining
Exercise Price                        Under        Exercise Price   Contractual
per Share                             Option       per Share        Life in Years
--------------                        ---------    ---------        -------------
Outstanding:
 $0.75-$2.28......................    40,000          $1.90                 6.18
 $6.50 to $9.00....................   50,000          $7.43                 7.62
                                      90,000
Exercisable:
 $0.75 to $2.28....................   30,000          $1.67                   --
 $6.50 to $9.00....................   31,250          $5.42                   --
                                      ------
                                      61,250


                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - PREFERRED STOCK - SERIES B

On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) (the "Series B Preferred") and related warrants described below for $4,000,000 ($10,000 per share).

On November 29, 2000, the Company repurchased all of the outstanding Series B Convertible Preferred Stock (81.5 shares) from the Series B Preferred
Shareholders at $1,366 per share, or $111,329. During December 2000, the Chairman of the Company bought these same shares and related warrants for $111,329 and by letter of agreement dated January 4, 2001, agreed to buy an additional 800,000 restricted common shares at $0.05 per share, or $38,671, and granted the Chairman 4,000,000 share purchase warrants to acquire common shares of the Company at $0.05 per share, expiring January 10, 2005. As of December 31, 2000, $10,000 in proceeds was received and $101,329 was recorded as a stock subscription receivable, the proceeds of which were received in January 2001. The transaction was approved by the Board of Directors. On December 31, 2001, the Chairman converted all of the Series B preferred stock at $0.01 per share and the Company issued 94,401,600 shares of common stock. The conversion price was based on the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date of notice.

The key provisions regarding the issuance and conversion of Series B Preferred are as follows:

Dividends. The holders of the Series B Preferred shall be entitled to receive a 6.0% annual dividend, which shall be cumulative and which shall accrue daily from the date of issuance and be payable, at the option of the Company, either
(i) in shares of Common Stock upon conversion of the Series B Preferred or (ii) in cash.

Conversion by Holders. Subject to the limitations discussed below, each share of the Series B Preferred shall be convertible into shares of Common Stock at a variable conversion rate (the "Conversion Rate") equal to the Conversion Amount (defined below) divided by the applicable Conversion Price (defined as follows). The "Conversion Price" is the lesser of (i) the fixed conversion price (the "Fixed Conversion Price"), which is $7.80 or (ii) the variable conversion price (the "Variable Conversion Price"). The Variable Conversion Price is the lower of
(a) the closing bid price on the day the holder delivers the required notice of his intention to convert to the Company or (b) the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date such notice is given. The "Conversion Amount" is defined as $10,000, plus any stock dividends that have accrued but have not been paid out, plus any default interest (equal to 15%) for dividends which the Company has elected to pay in cash but has failed to pay on a timely basis. The above formula may or may not result in the common stock being issued at a discount to the current market price. The outstanding Series B Preferred may be converted into common stock subject to certain ownership limitations detailed in the agreements.

Adjustment of Conversion Price. The Conversion Price of the Series B Preferred is subject to customary anti-dilution provisions which take effect upon such events as the issuance by the Company of Common Stock, options or other convertible securities, the subdivision or combination of outstanding shares of Common Stock of the Company, the recapitalization, merger or other reorganization of the Company, or any other similar events. However, no such adjustment will be made unless the adjustment would result in a cumulative increase or decrease of at least 1% in the Conversion Price.

Mandatory Conversion. The shares of Series B Preferred mature five years after they are issued, and any shares of the Series B Preferred left outstanding on the applicable maturity date are automatically converted into shares of Common Stock.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


Redemption at the Option of Investors. Each outstanding share of the Series B Preferred is redeemable, at the option of the Investors, in the event of any of the following transactions (each a "Major Transaction"): (i) the consolidation, merger or other business combination of the Company, (ii) the sale or transfer of all or substantially all of the Company's assets or (iii) a purchase, tender or exchange offer made to and accepted by the holders of more than 50% of the outstanding shares of Common Stock, provided that such Major Transaction shall have occurred or have been the subject of a public announcement during the period beginning on the date of issuance and ending on the later of (a) the first anniversary of the date of issuance and (b) the date which is 270 days after the effective date of the Registration Statement relating to the applicable shares. In the event of a Major Transaction, the redemption price per share shall be the greater of (i) 115% of the Liquidation Amount (as defined below) and (ii) the product of (a) the applicable Conversion Rate and (b) the closing bid price on the date of the public announcement of the event. The "Liquidation Amount" is equal to $10,000 plus any dividends that have accrued but have not been paid out, plus any default interest (equal to 15% per annum) for dividends which the Company has elected to pay in cash but has failed to pay on a timely basis.

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

Investor Call Option. For every (i) unconverted Series B Preferred share held by the investors on May 18, 2000 and (ii) preferred share converted at the Fixed Conversion Price prior to May 18, 2000, the investors have the right to subscribe for an additional preferred share and related warrants under the same terms and conditions of the original closing (revised to reflect the Company's then current common stock market price). Each investor may exercise this right only at such time when the closing market price of the Company's common stock is greater than the Fixed Conversion Price.

Accounting Treatment. The Company has accounted for these securities as redeemable securities and accreted to the redemption amount of 115% of the Liquidation Amount as of the balance sheet date. The accretion reduced income applicable to common shareholders and is disclosed separately as preferred deemed dividends on the face of the income statement. The Company has classified the Series B Preferred Stock as stockholders' equity due to the receipt of a contingent equity funding commitment. The equity funding commitment was received from a venture capital fund controlled by the chairman of the Company and is only valid upon the occurrence of the delisting of the Common Stock or a Major Transaction to fund a redemption by the Series B Holders. The commitment is only valid while there are any shares of Series B Preferred Stock outstanding.

NOTE 10 - SEGMENT INFORMATION

The Company was managed as two operating segments during 2000: the MedCare Program and RxSheets.com. All corporate, selling, administrative and overhead expenses were included in the MedCare Program.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 (formerly known as Medcare Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



                                                      MedCare          RxSheets.
                                                      Program          com                Total
                                                      -----------      ---------          -----------
  Revenues.................................           $   700,053       $           0     $      700,053
  Segment Loss...........................              (1,831,665)         (1,942,829)        (3,774,494)
  Total assets..............................              161,874             153,428            315,302
  Capital expenditures.................                    29,118             191,356            220,474
  Equipment write-off .................                   253,131                   0            253,131
  Depreciation and amortization....                        63,181              29,650             92,831


During the last quarter of 2000, the Company discontinued the operations of RxSheets.com due to its high operating costs. The loss of the discontinued segment was $1,942,829. Total revenues were $2,500. Total assets of $153,428 allocated to this segment consisted of computer hardware and software which were leased on behalf of the Company's subsidiary RxSheets.com, Inc. During March 2001, the Company closed its offices, the related equipment was returned to the lessor and the net book value of the equipment of $153,428 was written off and included in discontinued operations for 2001. There was no tax effect on the transaction due to the Company's loss position.

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2001, the Company's Chairman and majority stockholder advanced the Company $30,000 to help pay for operating expenses, which were repaid through the issuance of common stock. Additionally, general and administrative expenses included $149,500 for management fees paid to the Company's Chairman and majority stockholder of which $42,500 was paid in cash and $107,000 was paid through the issuance of common stock. On December 31, 2001, the Company issued 13,700,000 shares of the Company's common stock at $0.01 per share, or $137,000 to repay all amounts due to the Company's Chairman and majority stockholder at December 31, 2001. The Company also accepted a private placement from its Chairman and majority stockholder as more fully described in Note 7 above and converted its Series B preferred stock held by its Chairman and majority stockholder to common stock as more fully described in Note 9 above.

The Company also paid $40,000 to one of the Company's stockholders for consulting fees rendered.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding each of the directors and officers of the Company:

RAY KRAUSS (Age 41) President and Chief Executive Officer. Mr. Krauss joined Enterprise Technologies as National Sales Manager in 1998 and was promoted to Director of Sales. In February 2000, Mr. Krauss became the Company's Vice President of Business Development and was appointed to the Company's Board of Directors as a Director and the Company's President and Chief Executive Officer in November 2000. Mr. Krauss has over 15 years of sales and management experience in the healthcare industry.

HARMEL S. RAYAT, (Age 40). Chairman, Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., Zeta Corporation and Innotech Corporation. Mr. Rayat has served as a Director of the Company since December 4th , 2000.

HARVINDER DHALIWAL, (Age 40) Director, Secretary Treasurer. Mr Dhaliwal is the President and CEO of Sight & Sound Ltd., a retail audio video concern since 1985. Mr. Dhaliwal is also a Director of Zeta Corporation. Mr. Dhaliwal has served as a Director and as the Company's Secretary and Treasurer since March 1, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2001 the Section 16(a) filing requirements applicable to its directors and executive officers were not satisfied.

ITEM 10: EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2001, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2001 that exceeded $100,000.

Summary Compensation Table
                                                                        Securities
                                                                        Underlying
Name and                                                                Options       All Other
Principal Position           Year    Salary      Bonus      Other       Granted       Compensation
------------------           ----    ------      -----      -----       -------       ------------
Ray Krauss                   2001    $30,037       $0         $0           0              $0
CEO, President, Director     2000    $98,100       $0         $0           0              $0
                             1999   $102,900       $0         $0           0              $0



Harmel S. Rayat*             2001   $149,500       $0        $0           0              $0
Chairman, Director           2000         $0       $0        $0           0              $0
                             1999         $0       $0        $0           0              $0


Harvinder Dhaliwal           2000         $0       $0        $0           0              $0
Secretary, Treasurer,        1999         $0       $0        $0           0              $0
Director                     1998         $0       $0        $0           0              $0


*During 2001, the Company's Chairman and majority stockholder advanced the Company $30,000 to help pay for operating expenses, which were repaid through the issuance of common stock. Additionally, general and administrative expenses included $149,500 for management fees paid to the Company's Chairman and majority stockholder of which $42,500 was paid in cash and $107,000 was paid through the issuance of common stock.

Stock Option Grants in 2001

Shown below is further information regarding employee stock options awarded during 2001 to the named officers and directors:

                           Number of     % of Total
                           Securities    Options
                           Underlying    Granted to     Exercise    Expiration
Name                       Options       Employees      Price       Date
----                       -------       ---------      -----       ----
None


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15th, 2002, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

                                                   Number of Shares
Person or Group                                    of Common Stock           Percent
---------------                                    ---------------           -------
Harmel S. Rayat (1)                                113,931,900                 92.28%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Ray Krauss (2)                                          90,000                   .07%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Harvinder Dhaliwal                                           0                     0%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers                   114,021,900                 92.35%
as a group (3 persons)


(1)  Includes  30,300  shares  held  by  Tajinder  Chohan,   Mr.  Rayat's  wife.
Additionally, other members of Mr. Rayat's family hold shares. Mr. Rayat disclaims beneficial ownership of the shares beneficially owned by his wife and other family members.

(2) Includes 90,000 shares which may be acquired pursuant to options granted and exercisable under the Company's stock option plans.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, the Company's Chairman and majority stockholder advanced the Company $30,000 to help pay for operating expenses, which were repaid through the issuance of common stock. Additionally, general and administrative expenses included $149,500 for management fees paid to the Company's Chairman and majority stockholder, of which $42,500 was paid in cash and $107,000 was paid through the issuance of common stock.

On November 29, 2000, the Company repurchased all of the outstanding Series B Convertible Preferred Stock (81.5 shares) from the Series B Preferred
Shareholders at $1,366 per share, or $111,329. During December 2000, the Chairman of the Company bought these same shares and related warrants for $111,329 and by letter of agreement dated January 4, 2001, agreed to buy an additional 800,000 restricted common shares at $0.05 per share, or $38,671, and granted the Chairman 4,000,000 share purchase warrants to acquire common shares of the Company at $0.05 per share, expiring January 10, 2005. The transaction was approved by the Board of Directors. On December 31, 2001, the Chairman converted all of the Series B preferred stock at $0.01 per share and the Company issued 94,401,600 shares of common stock. The conversion price was based on the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date of notice.

On March 1, 2001, the Company accepted a private placement of $150,000 from a director and majority shareholder of the Company. The private placement involved the issuance of 3,000,000 restricted common shares at $0.05 per share and 3,000,000 purchase warrants to acquire common shares of the Company at $0.05 per share until March 1, 2005.

On December 31, 2001, the Company issued 13,700,000 shares of the Company's common stock at $0.01 per share, or $137,000 to repay all amounts due to the Company's Chairman and majority stockholder at December 31, 2001.

The Company also paid $40,000 to one of the Company's stockholders for consulting fees rendered.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's President and CEO. At present, the Company pays no rent.

PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

There were no Form 8-Ks filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2002.

                                                   ENTERPRISE TECHNOLOGIES, INC.

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



Signature                       Title                             Date
---------                       -----                             ----

/s/ Harmel S. Rayat             Director and Chairman             March 15, 2002
-------------------             ---------------------             --------------
Harmel S. Rayat


/s/ Harvinder Dhaliwal          Director, Secretary/Treasurer     March 15, 2002
---------------------           -----------------------------     --------------
Harvinder Dhaliwal