Form 10QSB
period 2002-03-31
MEDCARE TECHNOLOGIES INC
filed 2002-05-14
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 2002

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number:  0-28790

                          ENTERPRISE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)

           NEVADA                                        87-0429962 B
           ------                                       ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Suite 216 - 1628 West 1st Avenue, Vancouver, BC,              V6J 1G1
------------------------------------------------              -------
(Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code:           (604) 659-5018
                                                            ------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of April 30, 2002: 123,466,166.

                          ENTERPRISE TECHNOLOGIES, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2002

INDEX


PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements
Consolidated Balance Sheet...................................................  3
Consolidated Statement of Operations.........................................  4
Consolidated Statement of Cash Flows.........................................  5
Notes to Interim Financial Statements........................................  7
Item 2.  Management's Discussion and Analysis................................  9

PART II   OTHER INFORMATION

Item 1. Legal Proceedings....................................................  12
Item 2. Changes in Securities................................................  12
Item 3. Defaults Upon Senior Securities......................................  12
Item 4. Submission of Matters to a Vote of Security Holders..................  12
Item 5. Other Information....................................................  12
Item 6. Exhibits and Reports on Form 8-K.....................................  12
Signatures...................................................................  13


Item 1.   Financial Statements

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)

ASSETS

Current Assets
   Cash                                                                         $       7,824

Total Assets                                                                    $       7,824

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities                                     $     295,072
   Loans from shareholder                                                              10,200
Total Current Liabilities                                                             305,272

Stockholders' Equity
   Preferred stock:  $0.25 par value; Authorized shares 1,000,000;
        Issued and outstanding, none
                                                                                            0
  Common stock: $0.00001 par value; Authorized shares
        300,000,000; Issued and outstanding, 123,466,166                                1,235
   Warrants                                                                           117,830
   Additional paid in capital                                                      13,526,002
   Accumulated deficit                                                            (13,942,515)
Total Stockholders' Equity                                                           (297,448)

Total Liabilities and Stockholders' Equity                                      $       7,824



                  See notes to condensed financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                    For the Three          For the Three
                                                                    Months Ended           Months Ended
                                                                    March 31, 2002         March 31, 2001
                                                                    --------------         --------------
Revenues                                                            $           0          $       24,560

General and administrative                                                 44,403                 284,978

Operating Loss                                                      $     (44,403)         $     (260,418)

Other Income
   Interest income                                                             13                   1,115

Net loss                                                            $     (44,390)         $     (259,303)

Less: preferred stock deemed dividends                                          0                 (13,866)

Net loss available to common shareholders                           $     (44,390)         $     (273,169)

Basic and diluted loss per common share                             $     (0.0003)         $        (0.02)


Weighted average common shares outstanding:
Basic and diluted                                                     123,466,166              13,364,566


                  See Notes to condensed financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                Three Months Ended   Three Months Ended
                                                                                March 31,            March 31,
                                                                                2002                 2001
                                                                                ----                 ----
Cash flows from operating activities
   Net loss                                                                     $       (44,390)     $      (259,303)
   Adjustments to reconcile net loss to net cash used
   in operating activities
   Changes in assets and liabilities
      (Increase) decrease in accounts receivable                                              0               17,343
      (Increase) decrease in stock subscription receivable                                    0              101,329
       Increase (decrease) in accounts payable                                           35,254               14,163
                                                                                ------------------------------------
   Total adjustments                                                                     35,254              132,835
                                                                                ------------------------------------
Net cash flows used in operating activities                                             (9,136)             (126,468)

Cash flows from investing activities                                                          0                    0

Cash flows from financing activities
   Proceed from sales of common stock                                                         0              188,671
   Loans from shareholder                                                                10,200                    0
                                                                                ------------------------------------
Net cash flows provided by financing activities                                          10,200              188,671
                                                                                ------------------------------------
Increase in cash and cash equivalents                                                     1,064               62,203
Cash and cash equivalents, beginning of period                                            6,760               34,856
                                                                                ------------------------------------
Cash and cash equivalents, end of period                                        $         7,824      $        97,059


Cash paid for interest and income taxes                                         $             0      $             0
Preferred stock deemed dividends                                                $             0      $        13,866


                 See notes to condensed to financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Note 1 - Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Enterprise Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on 10-KSB.

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

The Company has explored the possibility of selling or merging with another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on the electronic bulletin board.

Note 3 - Basic Loss Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows at March 31: 2002 2001

Numerator-net loss available to common stockholders                                     $     (44,390)    $   (273,169)

Denominator-weighted average number of common shares outstanding                          123,466,166       13,364,566

Basic and diluted loss per common share                                                 $     (0.0003)    $      (0.02)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Overview
--------

Enterprise Technologies, Inc. is the developer of the MedCare Program, a non-pharmaceutical, non-invasive treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

Due to the lack of significant revenues and high operating cost associated with supporting its various physician office and hospital based program sites, the Company has suffered large operating losses. In order to reduce operating expenses, the Company terminated all of its MedCare Program sites in March 2001. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, Enterprise plans to develop other potential revenue streams from the Company's current intellectual property base and other technology based ventures.

Results of Operations
---------------------

Revenues. The Company generated $0 for the month period ended March 31, 2002, versus $24,560 in revenues for the three months ended March 31, 2001. This decrease in revenues is due to the termination of the Company's MedCare Program sites. To date, the Company has not relied on revenues for funding.

General and Administrative Expenses. During the three months ended March 31, 2002, the Company incurred $44,403 in general and administrative expenses versus $284,978, a decrease of 84% from the same period in 2001. This decrease is primarily due to lower operating expenses and reflects a significant reduction in the ongoing costs of maintaining the Company's operations.

Interest Income. Interest income was $13 and $1,115 for the three months ended March 31, 2002 compared to the same period in 2001. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates. Provision for Income Taxes. As of March 31, 2002, the Company's accumulated deficit was $13,942,515, and as a result, there has been no provision for income taxes.

Net Loss. For the three-month period ended March 31, 2002 and 2001, the Company recorded a net loss of $44,390 or $0.0003 per share, and $273,169 or $0.02 per share, respectively. This decrease is primarily due to lower operating expenses and reflects a significant reduction in the ongoing costs of maintaining the Company's operations.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Company had a cash balance of $7,824, compared to $6,760 at December 31, 2001. The Company has financed its operations primarily through cash on hand during the three month period ended March 31, 2002 and from a loan of $10,200 from Harmel S. Rayat, a director and majority shareholder of the Company. The Company cannot pay its current liabilities and will require additional funds.

Net cash flows used by operating activities was $9,136 for the three month period ending March 31, 2002, compared to net cash flows used by operating activities of $126,468 for the same period in 2001. This change was primarily due to a decrease in net losses for the three-month period ending March 31, 2002.

Net cash flows provided by financing activities was $10,200 for the three-month period ending March 31, 2002, compared to $188,671 for the same period in 2001, representing loans from shareholder and proceeds from the sale of common stock, respectively.

Plan of Operation
-----------------

For the next twelve months, the Company plans to continue searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, the Company plans to develop additional revenue potential streams from the Company's current intellectual property base and other technology based ventures, which the Company's management team is actively evaluating.

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

The Company may raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. In doing so, the Company may seek access to the private or public equity, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions
--------------------------

During the three month period ended March 31, 2002, the Company charged $36,000 to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat, a director and majority shareholder of the Company. Included in accounts payable at March 31, 2002, is a payable of $36,000 for these fees.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned the wife and father of the Company's Director and Chairman. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

None

Item 2.  Changes in Securities
------------------------------

None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

On January 22, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission announcing that the Company's Board of Directors had authorized the issuance of 94,401,600 restricted shares of the Company's Common Stock for the conversion of 81.5 Series B Preferred shares and an additional 13,700,000 restricted shares of Common Stock for debts and management fees owed as of December 31, 2001 to Harmel S. Rayat, a Director and majority shareholder of the Company.

On January 28, 2002, the Company filed a Form 8-K as a supplement to the 8-K filed on January 22, 2002, which erroneously listed Harv Dhaliwal as President and Director of the Company. Mr. Dhaliwal is Treasurer, Secretary, and Director of Enterprise Technologies, Inc.


                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ENTERPRISE TECHNOLOGIES, INC.

                                                                  /s/ Ray Krauss
                                                                  --------------
                                                                      Ray Krauss
                                                               CEO and President

                                                             /s/ Harmel S. Rayat
                                                             -------------------
                                                                 Harmel S. Rayat
                                                           Director and Chairman

                                                          /s/ Harvinder Dhaliwal
                                                          ----------------------
                                                              Harvinder Dhaliwal
                                               Director, Secretary and Treasurer

Dated:  May 6, 2002