Form 10QSB
period 2002-06-30
MEDCARE TECHNOLOGIES INC
filed 2002-08-09
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended June 30, 2002

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number:  0-28790

                          ENTERPRISE TECHNOLOGIES, INC.
                           --------------------------
             (exact name of registrant as specified in its charter)

          NEVADA                                          87-0429962 B
     ------------------                                 ---------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 216 - 1628 West 1st Avenue, Vancouver, BC,              V6J 1G1
------------------------------------------------              -------
(Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code:           (604) 659-5018
                                                              --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of July 30, 2002: 123,466,166.

                          ENTERPRISE TECHNOLOGIES, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2002

INDEX

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
Consolidated Balance Sheet....................................................  3
Consolidated Statement of Operations..........................................  4
Consolidated Statement of Cash Flows..........................................  5
Notes to Interim Financial Statements.........................................  7

Item 2.  Management's Discussion and Analysis.................................  8

PART II   OTHER INFORMATION

Item 1. Legal Proceedings.....................................................  11
Item 2. Changes in Securities.................................................  11
Item 3. Defaults Upon Senior Securities.......................................  11
Item 4. Submission of Matters to a Vote of Security Holders...................  11
Item 5. Other Information.....................................................  11
Item 6. Exhibits and Reports on Form 8-K......................................  11

Signatures....................................................................  12


Item 1.   Financial Statements
------------------------------


                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

                                                                              June 30,2002                 Dec. 31,2001
                                                                              ------------                 ------------
ASSETS
Current Assets
   Cash                                                                                 $2,554              $6,760
                                                                                        ------              ------
Total Current Assets                                                                    $2,554              $6,760
                                                                                        ------              ------
Total Assets                                                                           $2,554              $6,760
                                                                          =            =======             ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable and accrued liabilities                                          $ 331,132           $ 259,818
   Loans from shareholder                                                                                        0
                                                                               ---------------      --------------
                                                                                        10,200
                                                                                        ------
                                                                                       341,332             259,818
Stockholders' Equity
 Preferred Stock : $0.25 par value; Authorized shares                                   $    0             $     0
          1,000,000; Issued and outstanding, none
Common Stock: $0.00001 Par Value; Authorized Shares,                                     1,235               1,235
           300,000,000; Issued and outstanding, 123,466,166
 Warrants                                                                              117,830             117,830
 Additional Paid In Capital                                                         13,526,002          13,526,002
 Accumulated Deficit                                                              (13,981,845)        (13,898,125)
                                                                                  ------------        ------------
Total Stockholders' Equity                                                          $(338,778)         $ (253,058)
                                                                                    ----------         -----------

Total Liabilities and Stockholders' Equity                                             $2,554              $6,760
                                                                                       =======             ======


                  See notes to condensed financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                For The Three    For The Three          For The Six        For The Six
                                                Months Ended     Months Ended           Months Ended June  Months Ended June
                                                June 30, 2002    June 30, 2001          30, 2002           30,2001
                                                -------------    -------------          --------           -------
Revenues                                                  $   0             $    0             $    0           $ 24,560

Expenses
   General and Administrative                            41,341            110,350             85,744            395,328
                                              ---------------------------------------------------------------------------
Operating Loss                                         (41,341)          (110,350)           (85,744)
                                                                                                               (370,768)
Other Income
   Interest Income                                           11                782                 24              1,897
                                              ----------     -- --------       --- --------        -- ---------    -----

Net Loss                                               (41,330)          (109,568)           (85,720)          (368,871)

Less: Preferred Stock Deemed                                  0           (14,020)                  0           (27,886)
Dividends
Net Loss Available to Common Shareholders         $    (41,330)       $  (123,588)        $  (85,720)       $  (396,757)
                                                  ============= =     ============ ==     =========== ==    ============

Basic Loss Per Common Share                     $      (0.0003)   $        (0.009)         $ (0.0007)   $        (0.030)
                                                        =======             ======             ======             ======

Basic Weighted Average Common Shares               123,466,166         13,364,566         123,466,166        13,364,566
Outstanding                                        ============        ===========        ===========        ==========


                  See Notes to condensed financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                          Six Months Ended     Six Months Ended
                                                                          June 30, 2002        June 30, 2001
                                                                          -------------        -------------
Cash Flows From Operating Activities
   Net Loss                                                                    $  (85,720)        $( 368,871)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Equipment Write Off                                                                   0                  0
   Depreciation                                                                          0              3,452
   Nonemployee stock option expense                                                      0                  0
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts  Receivable                                        0             17,343
      (Increase) Decrease in Prepaid Expenses                                            0                  0
      (Increase) Decrease in Stock Subscription  Receivable                              0            101,329
       Increase (Decrease) in Accounts Payable                                      71,314             45,363
                                                                        --------------------------------------
   Total Adjustments                                                                71,314            167,487
                                                                        --------------------------------------
Net Cash Used By Operating Activities                                            ( 14,406)          (201,383)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                                       0
                                                                        --------------------------------    -
                                                                                         0
Net Cash Flows From Investing Activities                                                 0                  0


Cash Flows From Financing Activities
   Proceed From Sales of Common Stock                                                    0            188,671
   Loans from shareholder                                                           10,200                  0
   Payments on Capital Lease Obligation                                                  0            (2,000)
                                                                        --------------------------------------

Net Cash Provided By Financing Activities                                           10,200            186,671
                                                                        --------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                   (4,206)           (14,713)
Cash and Cash Equivalents, Beginning of Year                                         6,760             34,856
                                                                        --------------------------------------
Cash and Cash Equivalents, End of Year                                             $ 2,554         $ 20,143
                                                                                   =======         ==========




                                                                       Six Months Ended       Six Months Ended
                                                                       June 30, 2002          June 30, 2001
                                                                       -------------          -------------
Supplemental Information
      Preferred Stock Deemed Dividends                                 $              0       $       27,886
                                                                          =============              =======
      Interest                                                         $              0       $            0
                                                                          =============           ==========
      Income Taxes                                                     $              0       $            0
                                                                          =============           ==========


                 See notes to condensed to financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002


Note 1 - Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Enterprise Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

Note 3 - Basic Loss Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows at June 30:

                                              3 Months Ended June   6 Months Ended June 3 Months Ended     6 Months Ended
                                              30/02                 30/02               June 30/01         June 30/01
                                              -----                 -----               ----------         ----------
Numerator-net loss available to                   $(41,330)             $(85,720)          $(123,588)         $(396,757)
common stockholders
Denominator-weighted average number
of common shares outstanding                    123,466,166           123,466,166          13,364,566         13,364,566

Basic and diluted loss per common                 $(0.0003)             $(0.0007)            $(0.009)           $(0.030)
share


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

Results of Operations
---------------------

Revenues. The Company generated $0 and $0 in revenues for the three and six months ended June 30, 2002, respectively, versus $0 and $24,560 for the same periods in 2001. This decrease in revenues is due to the termination of the Company's MedCare Program sites. To date, the Company has not relied on revenues for funding.

During the three and six months ended June 30, 2002, the Company incurred $41,341 and $85,744, respectively, in general and administrative expenses, a decrease of 63% and 78% from the same periods in 2001. These decreases are primarily due to lower salary expenses and reflect a reduction in the ongoing costs of developing and maintaining the Company's operations.

Interest Income. Interest income was $11 and $24, for the three and six months ended June 30, 2002, respectively, versus $782 and $24 for the same periods during 2001. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of June 30, 2002, the Company's accumulated deficit was $13,981,845, and as a result, there has been no provision for income taxes to date.

Net Loss. For the six month period ended June 30, 2002 and 2001, the Company recorded a net loss of $85,720 or $0.0007 per share, and $123,588 or $0.009 per share, respectively. This decrease is primarily due to lower operating expenses and reflects a significant reduction in the ongoing costs of maintaining the Company's operations.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Company had a cash balance of $2,554, compared to $6,760 at December 31, 2001. The Company has financed its operations primarily through cash on hand during the six month period ended June 30, 2002 and from a loan of $10,200 from Harmel S. Rayat, a director and majority shareholder of the Company. The Company cannot pay its current liabilities and will require additional funds.

Net cash flow used by operating activities was $14,406 for the six month period ending June 30, 2002, compared to net cash flows used by operating activities of $201,383 for the same period in 2001. This change was primarily due to a decrease in net losses for the six month period ending June 30, 2002.

Net cash flows provided by financing activities was $10,200 for the six month period ending June 30, 2002, compared to $188,671 for the same period in 2001, representing loans from shareholder and proceeds from the sale of common stock, respectively.

Plan of Operation
-----------------

For the next twelve months, the Company plans to continue searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. The Company plans to seek potential revenue streams from the Company's current intellectual property base and other technology based ventures, which the Company's management team is actively evaluating.

The Company does not expect to purchase any significant equipment, hire any additional employees, or incur research and development expenses.

In order to satisfy its cash needs over the next twelve months, the Company plans to fund its operations from cash in the bank and also plans to raise additional financing from third parties. The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to find suitable joint venture partners for its MedCare Program, operate its business profitably in the future, and its ability to develop the intellectual property base.

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

Related Party Transactions
--------------------------

During the six month period ended June 30, 2002, the Company charged $72,000 to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat, a director and majority shareholder of the Company. Included in accounts payable at June 30, 2002, is a payable of $72,000 for these fees.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father of the Company's Director and Chairman. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

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



                                                   ENTERPRISE TECHNOLOGIES, INC.

                                                                  /s/ Ray Krauss
                                                        ------------------------
                                                        Ray Krauss
                                                        CEO and President

                                                             /s/ Harmel S. Rayat
                                                        ------------------------
                                                        Harmel S. Rayat
                                                        Director and Chairman

                                                          /s/ Harvinder Dhaliwal
                                                        ------------------------
                                                        Harvinder Dhaliwal
                                                        Director, Secretary and
                                                        Treasurer

Dated:  July 30, 2002

     I am the Chief Executive Officer of the Company and by signing the above Form 10-QSB, I certify that the report fully complies with all the requirements of section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                                                  /s/ Ray Krauss
                                                                  --------------
                                             Ray Krauss, Chief Executive Officer

     I am the Chief Financial Officer of the Company and by signing the above Form 10-QSB, I certify that the report fully complies with all the requirements of section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                                          /s/ Harvinder Dhaliwal
                                                          ----------------------
                                     Harvinder Dhaliwal, Chief Financial Officer