Form 10QSB
period 2002-09-30
MEDCARE TECHNOLOGIES INC
filed 2002-11-13
CIK 1002422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


      X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------

               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended September 30, 2002

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

Commission file number:  0-28790

                         ENTERPRISE TECHNOLOGIES, INC.
               --------------------------------------------------
             (exact name of registrant as specified in its charter)

NEVADA                                      87-0429962 B
-------------                             ------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

Suite 216 - 1628 West 1st Avenue, Vancouver, BC,      V6J 1G1
-------------------------------------------------   -----------
(Address of principal executive offices)

Registrant's telephone number, including area code:     (604) 659-5005
                                                      -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of October 22, 2002: 160,323,308.

                          ENTERPRISE TECHNOLOGIES, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2002

INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements
Consolidated Balance Sheet..............................        3

Consolidated Statements of Operations...................        4

Consolidated Statements  of Cash Flows..................        5

Notes to Interim Financial Statements...................        6

Item 2.  Management's Discussion and Analysis...........        8

Item 3.  Controls and Procedures........................        10

PART II   OTHER INFORMATION

Item 1. Legal Proceedings...............................        11

Item 2. Changes in Securities...........................        11

Item 3. Defaults Upon Senior Securities.................        11

Item 4. Submission of Matters to a Vote of Security Holders     11

Item 5. Other Information...............................        11

Item 6. Exhibits and Reports on Form 8-K................        11

Signatures..............................................        12


Item 1. Financial Statements
------------------------------------
In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       INTERIM CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)

ASSETS
Current Assets
   Cash                                                         $   150,936
                                                                ----------------
Total Current Assets                                                150,936
                                                                ----------------
Total Assets                                                    $   150,936
                                                                ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable and accrued liabilities                     $   259,222
   Loans from shareholder                                            15,700
                                                                ----------------
                                                                    274,922
Stockholders' Equity
   Preferred Stock: $0.25 par value; Authorized shares 1,000,000;
        Issued and outstanding, none                                      -
   Common Stock: $0.00001 Par Value; Authorized Shares,
        300,000,000; Issued and outstanding, 160,323,308              1,603
   Warrants                                                         117,830
   Additional Paid In Capital                                    13,783,633
   Accumulated Deficit                                          (14,027,052)
                                                                ----------------
Total Stockholders' Equity                                         (123,986)
                                                                ----------------
Total Liabilities and Stockholders' Equity                      $   150,936
                                                                ================


See notes to condensed financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 INTERIM CONSOLIDATED STATEMENTSS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                        For The Three    For The Three        For The Nine        For The Nine
                                                        Months Ended     Months Ended         Months Ended        Months Ended
                                                        Sept. 30, 2002   Sept. 30, 2001       Sept. 30, 2002      Sept. 30,2001
                                                        --------------   --------------       --------------      -------------
Revenues                                                -                  -                  -                      24,560
Expenses
   General and Administrative                            43,255           220,058              128,999              608,482
                                                        ----------------------------------------------------------------------------
Operating Loss                                          (43,255)         (220,058)            (128,999)            (583,922)
Other Income
   Interest Income                                           47                62                   71                1,959
                                                       -----------------------------------------------------------------------------
Net Loss                                                (43,208)         (219,996)            (128,928)            (581,963)
Less: Preferred Stock Deemed Dividends                        -           (14,174)                   -              (42,060)
                                                       -----------------------------------------------------------------------------
Net Loss Available to Common Shareholders               (43,208)         (234,170)            (128,928)            (624,023)
                                                       =============================================================================
Basic Loss Per Common Share                                   -            (0.015)              (0.001)              (0.042)
                                                       =============================================================================
Basic Weighted Average Common Shares Outstanding        133,081,073      15,364,566           126,706,354          14,693,504
                                                       ============================================================================


See notes to condensed financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                           Nine Months         Nine Months
                                                                         Ended Sept. 30,     Ended Sept.30,,
                                                                               2002               2001
                                                                       ---------------------------------------
Cash Flows From Operating Activities
   Net Loss                                                             $(128,928)           $(581,963)
   Adjustments to Reconcile Net Loss to Net Cash Used
   By Operating Activities
   Equipment write-off                                                          -              153,428
   Common stock issued for conversion of accounts payable                 108,000                    -
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                -               17,343
      (Increase) Decrease in Prepaid Expenses                                   -                5,661
      (Increase) Decrease in Stock Subscription Receivable                      -              101,329
      Increase (Decrease) in Accounts Payable                                (596)              80,879
   Total Adjustments                                                      107,404              358,640
Net Cash Used By Operating Activities                                     (21,524)            (223,323)

Cash Flows From Investing Activities                                            -                    -
------------------------------------

Cash Flows From Financing Activities
   Proceed from sales of common stock                                     150,000              188,671
   Loans from shareholder                                                  15,700                    -
Net Cash Provided By Financing Activities                                 165,700              188,671
                                                                       ---------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                          144,176              (34,652)
Cash and Cash Equivalents, Beginning of Year                                6,760               34,856
                                                                       ---------------------------------------
Cash and Cash Equivalents, End of Year                                 $  150,936            $     204
                                                                       =======================================
Supplemental Information:
      Preferred Stock Deemed Dividends                                          -               42,060
                                                                       =======================================
      Interest                                                                  -                    -
                                                                       =======================================
      Income Taxes                                                              -                    -
                                                                       =======================================
      Accounts payable converted to equity                             $  108,000                    -
                                                                       =======================================


See notes to condensed to financial statements.

                 ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

Note 1 - Presentation of Interim Information
The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Enterprise Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

Note 2 - Going Concern

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

The Company expects to incur losses as it expands its businesses and will require additional funding during the next twelve months. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned expenditures, to satisfy outstanding liabilities, and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

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

Note 3 - Basic Loss Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows at September 30:

                                          For The Three       For The Three             For The Nine         For The Nine
                                           Months Ended       Months Ended              Months Ended         Months Ended
                                          Sept. 30, 2002      Sept. 30, 2001            Sept. 30, 2002       Sept. 30,2001
Numerator-net loss                        $(43,208)           $(219,996)                $(128,928)           (581,963)
Denominator-weighted
average number of common
shares outstanding                        133,081,073         15,364,566                126,706,354          14,693,504
Basic and diluted loss per
common share                                   -                  (0.01)                   (0.001)              (0.04)
------------------------------------- ----------------------  ---------------------- -------------------- --------------------


Note 3 - Common Stock and Warrants

During the quarter ended September 30, 2002, the company issued:

(1)21,428,571 restricted shares of common stock at $0.007 per share pursuant to a private placement and raised $150,000, with 21,428,571 three year share purchase warrants entitling the holder of each warrant to purchase one share at $0.007; and

(2)15,428,571 restricted shares of common stock at $0.007 per share for $108,000 in management fees due and owing to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

When used in this discussion, the words, "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Overview
-----------
Enterprise Technologies, Inc. is the developer of the MedCare Program, a non-pharmaceutical, non- invasive treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

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

Results of Operations
--------------------------

Revenues. The Company did not generate any revenues for the three and nine-months ended September 30, 2002, versus $0 and $24,560 for the same periods in 2001. This decrease in revenues is due to the termination of the Company's MedCare Program sites. To date, the Company has not relied on revenues for funding.

During the three and nine month periods ended September 30, 2002, the Company incurred $43,255 and $128,999, respectively, in general and administrative expenses, compared to $220,058 and $608,482 for the same periods in 2001. Year to date, these decreases are primarily due to an equipment write off in 2001 of $153,428 and reflect a reduction in the ongoing costs of developing and maintaining the Company's operations.

Interest Income. Interest income was $47 and $71, for the three and nine months ended September 30, 2002, respectively, in general and administrative expenses, versus $62 and $1,959 for the same periods induring 2001. These decreases are primarily due to lower salary expenses and reflect a reduction in the ongoing costs of developing and maintaining the Company's operations.Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 2002, the Company's accumulated deficit was $14,027,052, and as a result, there has been no provision for income taxes to date.

Net Loss. For the nine-month periods ended September 30, 2002 and 2001, the Company recorded a net loss of $128,928 and $581,963, respectively.

Liquidity and Capital Resources
---------------------------------------
At September 30, 2002, the Company had a cash balance of $150,936, compared to $6,760 at December 31, 2001. The Company has financed its operations primarily through cash on hand during the nine month period ended September 30, 2002, from a loan of $15,700 from Harmel S. Rayat, a director and majority shareholder of the Company, and from a private placement of $150,000, consisting of 21,428,571 restricted common shares at $0.007 per share with 21,428,571 three year share purchase warrants attached thereto, completed on September 6, 2002. Currently, the Company cannot pay its current liabilities and will require additional funds.

Plan of Operation
---------------------
For the next twelve months, the Company plans to continue searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, the Company plans to seek potential revenue streams from the Company's current intellectual property base and other technology based ventures, which the Company's management team is actively evaluating.

The Company does not expect to purchase any significant equipment, hire any additional employees, or incur research and development expenses.

In order to satisfy its cash needs over the next twelve months, the Company plans to fund its operations from cash in the bank and also plans to raise additional financing from third parties. The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to find suitable joint venture partners for its MedCare Program, operate its business profitably in the future, and its ability to develop its intellectual property base or other technology based ventures.

The Company may raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. In doing so, the Company may seek access to the private or public equity, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related  Party  Transactions
--------------------------------
During the nine month period ended September 30, 2002, the Company charged $108,000 to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat, a director and majority shareholder of the Company. At a Directors Meeting held on September 6, 2002, the Board of Directors authorized the issuance of 15,428,571 restricted common shares at $0.007 per share to retire the $108,000 in management and consulting fees due and owing to Mr. Harmel S. Rayat.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father of the Company's Director and Chairman. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the company's financial statements:

April 2002 - SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002.

June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities," which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Effective for exit or disposal activities initiated after December 31, 2002.

October 2002 - SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, " which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

ITEM 3.           Controls and Procedures

The chief executive officer and the principal financial officer of the Registrant have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
---------------------------------
None

Item 2.  Changes in Securities
-------------------------------------
During the quarter ended September 30, 2002, the Company issued the following:

(1) (September 6) - 21,428,571 restricted shares of common stock at $0.007 per share pursuant to a private placement and raised $150,000, with 21,428,571 three year share purchase warrants entitling the holder of each warrant to purchase one share at $0.007; and (2) (September 6) - 15,428,571 restricted shares of common stock at $0.007 per share for $108,000 in management fees due and owing to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.

No underwriting or other commissions were paid in connection with the issuance of these shares.

Item 3.  Defaults Upon Senior Securities
-------------------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------

On August 12, 2002, at the Company's annual general shareholder meeting, the shareholders approved the following: (1) the Company appointed to the Board of Directors Ray Krauss, Harvinder Dhaliwal, and Harmel S. Rayat; (2) the Company appointed Ray Krauss as President and Harvinder Dhaliwal as Secretary and Treasurer; (3) the Company appointed Clancy and Co., P.L.L.C. as the Company's independent auditors for the fiscal year ending December 31, 2002; and (4) ratification of all past actions taken by the Board of Directors. There were represented by proxy or in person 125,505,850 shares of the Corporation which constituted a quorum, there currently being 123,466,166 shares issued and outstanding. Voting totals were as follows:

                                                  For        Against            Abstain
(1) and (2)  Directors and Officers           125,496,757    8                  9,085
(3) Independent Auditors                      125,505,098    752                0
(4) Other                                     125,499,511    2,003              4,336


Item 5.   Other Information.
---------------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------------------
(a) Exhibits

None.

(b) Reports on Form 8-K

On September 17, 2002, the Company filed a Form 8-K under Item 5. Other Information to disclose the following:

On September 6, 2002, the Board of Directors authorized a private placement of $150,000 consisting of 21,428,571 restricted common shares at $0.007 per share and 21,428,571 three year share purchase warrants entitling the holder of each warrant to purchase one share at $0.007. In determining the per share price of the private placement, which is to be completed by September 30, 2002, the Board of Directors took into consideration the current state of the equity markets, recent trading range of the Company's common shares and the Company's balance sheet, which at June 30, 2002, showed a cash balance of $2,554, payables of $341,332 and an accumulated deficit of $13,981,845, as detailed in our Form 10-QSB report for the period ended June 30, 2002. Also on September 6, 2002, the Board of Directors authorized issuance of 15,428,571 restricted common shares at $0.007 per share for $108,000 in management fees due and owing to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.

                                 Signature Page
                               ------------------

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ENTERPRISE TECHNOLOGIES, INC.

                                                   /s/ Ray Krauss
                                                   ----------------------------
                                                   Ray Krauss
                                                   CEO and President

                                                   /s/ Harmel S. Rayat
                                                   ----------------------------
                                                   Harmel S. Rayat
                                                   Director and Chairman

                                                   /s/ Harvinder Dhaliwal
                                                   -----------------------------
                                                   Harvinder Dhaliwal
                                                   Director, Secretary and
                                                   Treasurer
                                                   Principal Financial Officer

Dated:  November 11, 2002

                                 CERTIFICATIONS

I, Ray Krauss, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Enterprise Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


/S/ Ray Krauss
-----------------------
Ray Krauss
Chief Executive Officer

I, Harvinder Dhaliwal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Enterprise Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


/S/ Harvinder Dhaliwal
-----------------------
Harvinder Dhaliwal
Principal Financial Officer