Form 10-K
period 2002-12-31
ENTERPRISE TECHNOLOGIES INC
filed 2003-03-04
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission file number 000-28790

ENTERPRISE TECHNOLOGIES, INC.

 (Name of small business issuer as specified in its charter)

Nevada

87-0429962 B

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

Suite 216 - 1628 West 1st Avenue, Vancouver, British Columbia

V6J 1G1

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:

(604) 659-5006

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $.00001 par value, listed on the OTC Bulletin Board

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for last fiscal year were $0.00

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of February 25th, 2003: $2,725,496. Number of shares of Common Stock, $0.00001 par value, outstanding as of February 25th, 2003: 160,323,308.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

            Page

Item  1. Description of Business

3

Item  2. Description of Property

6

Item  3. Legal Proceedings

6

Item  4. Submissions of Matters to a Vote of Security Holders

7

PART II

Item  5. Market for Common Equity and Related Stockholder Matters

7

Item  6. Management's Discussion and Analysis or Plan of Operations

8

Item  7. Financial Statements

11

Item  8. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

26

PART III

Item  9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

26

Item 10. Executive Compensation

26

Item 11. Security Ownership of Certain Beneficial Owners and Management

27

Item 12. Certain Relationships and Related Transactions

28

Item 13. Exhibits and Reports on Form 8-K

28

Item 14. Controls and Procedures

29

Item 15. Signatures

30

Certifications

31

Exhibits

34

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risk

Certain statements in this Annual Report on Form 10-KSB, constitute "forward-looking  statements" within the meaning of Section 27A of the Securities Act of 1933,  Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  We intend that such forward-looking statements be subject to the safe harbors created thereby. All such forward-looking information involves risks and uncertainties and may be affected by many  factors,  some of which are beyond our  control. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein.

Forward-looking statements involve known and unknown risks, uncertainties and other factors  which  may  cause  our  actual   results, performance  or achievements to be materially different from any future results, performance or achievements  expressed  or implied  by such  forward-looking  statements.  The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

The Company

Enterprise Technologies, Inc. ("Enterprise Technologies", "Enterprise" or the "Company"), is a healthcare technology service company that focuses on under-served high growth markets. The Company was originally incorporated in the state of Utah in 1986 and subsequently changed its domicile, originally to Nevada, then to Delaware in 1996 through a migratory merger and then again to Nevada in 2001 through a migratory merger.

In 1995, the Company acquired the MedCare Program ("Program"), a proprietary product of the Company, made up of equipment, software and services developed to provide non-pharmaceutical, non-invasive treatment to individuals suffering from urinary incontinence and other pelvic disorders. In 1996, the Company began to offer the Program to doctors and in 1998 the Program was launched nationally. The Company did not generate any revenues until 1997. During 1998, the Company's sole business was the offering of the MedCare Program.

In October 1999, Enterprise Technologies, Inc. launched RxSheets.com, a business-to-business web site which was directed exclusively at the physician and pharmaceutical marketplace. In addition, the Company changed the name of its wholly-owned subsidiary from Medcareonline.com to RxSheets.com, Inc. On November 10, 2000, the Company sold all assets relating to its RxSheets.com subsidiary to WGC Enterprises, an investment group, for a nominal sum. The sale agreement called for WGC Enterprises to establish a new entity, to issue ten percent of the issued and outstanding stock of this new entity to Enterprise Technologies, allow Enterprise to share in the future revenues of the new entity and to raise capital for this new entity in order to fund the ongoing operations. Subsequently, WGC Enterprises was unable to raise capital and Enterprise, due to substantial costs and minimal revenue potential, declined to exercise its option to repurchase the assets of RxSheets.

In March, 2001, due to the lack of significant revenues and high operating costs, the Company terminated all of its MedCare Program sites. The Company continues to search for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, Enterprise plans to develop additional revenue streams from the Company's current intellectual property base and other technology-based ventures.

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

The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, the Company plans to develop additional revenue streams from the Company’s current intellectual property base and from other technology-based ventures.

Employees

At December 31, 2001, the Company employed 0 full-time and 3 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups.

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

We have had limited revenues since inception. In 2002, we had no revenues. We have not been profitable, experiencing an accumulated loss of $13,818,608 through 2002. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Inability to Obtain Funding:  We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities, as well as result in lower than anticipated revenues. We may require additional financing to pursue relationships with joint venture partners for the MedCare Program and other business opportunities. If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

Continued Control by Existing Management:  You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of February 25th, 2003, our officers and board members own 81% of the 160,323,308 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest which may not be consistent with your objectives or desires.

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

Adverse Effect of Shares Eligible for Future Sale:  Future sales of large amounts of common stock could adversely effect the market price of our common stock and our ability to raise capital.

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

Competition:  In the evolving healthcare field, if we do not continually develop the MedCare Program, and any other future business opportunities, our services could become uncompetitive or obsolete.   Healthcare is a rapidly evolving field in which other companies may have greater financial and research and development resources than we do. The MedCare Program competes directly with a number of small incontinence clinics, offered by doctors, hospitals and therapists, that use a combination of non-invasive alternative treatment options to treat urinary incontinence. In addition, other alternative treatments for urinary incontinence are available to consumers, including absorbent products and diapers, surgery, indwelling catheters, implanting devices, injectable materials, electrical stimulation, mechanical devices and drugs.

Competitive Treatment Options for Incontinence:  To the best of the Company’s knowledge, the only direct competitors to the MedCare Program are a number of small incontinence clinics, or ancillary programs, offered by doctors, hospitals and therapists, scattered across North America that use a combination of currently available non-invasive alternative treatment options to treat patients.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's principal office is now located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by the wife and father of the Company's Chairman and majority shareholder.  At present, the Company pays no rent and the Company does not anticipate requiring any additional office space in the next six to twelve months.

ITEM 3.

LEGAL PROCEEDINGS

We are not party to any current legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2002. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2003.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETPT". The following table sets forth the high and low sale prices for the periods indicated:

 High

  Low

First Quarter 2001

$  0.10

$  0.07

Second Quarter 2001

$  0.05

$  0.04

Third Quarter 2001

$  0.02

$  0.01

Fourth Quarter 2001

$  0.01

$  0.01

First Quarter 2002

$  0.04

$  0.01

Second Quarter 2002

$  0.03

$  0.02

Third Quarter 2002

$  0.02

$  0.01

Fourth Quarter 2002

$  0.02

$  0.01

(b) Holders

As of February 25th, 2003, there were approximately 281 stockholders of record of the Company's Common Stock.

(c) Dividend Policy

We do not have a history of paying dividends on our Common Stock, and there can be no assurance that we will pay any dividends in the foreseeable future. We intend to use any earnings, which may be generated, to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities

remaining available for

Number of Securities to be

Weighted-average exercise

future issuance under

issued upon exercise of

price of outstanding

equity compensation plans

outstanding options,

options, warrants and

(excluding securities

warrants and rights

rights

reflected in column (a))

Plan Category

(a)

(b)

(c)

__________________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

28,728,571

$0.07

10,000,000

Equity compensation plans not

approved by security holders

___________________________________________________________________________________________________________________

Total

28,728,571

$0.07

10,000,000

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors", as well as discussed elsewhere herein.

Overview

Enterprise Technologies, Inc. is the developer of the MedCare Program, a non-pharmaceutical, non-invasive treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

Due to the lack of significant revenues and high operating cost associated with supporting its various physician office and hospital based program sites, the Company has suffered large operating losses. In order to reduce operating expenses, the Company terminated all of its MedCare Program sites in March, 2001. Since that time, the Company has been searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. If a suitable joint venture partner is not found, the Company may consider other options, including the outright sale of the MedCare Program. Additionally, Enterprise Technologies plans to develop additional revenue streams from the Company’s current intellectual property base and other technology-based ventures.

Results of Operations

Revenues:  As a result of the Company terminating its various MedCare Program sites in order to reduce operating expenses in March 2001, during 2002 the Company generated zero revenues, compared to revenues of $24,560 in 2001.

General and Administrative Expenses:  During 2002, the Company incurred $179,744 in general and administrative expenses, a decrease of 61% over 2001 expenses of $463,715. The decrease is primarily attributable to substantially lower salary, sales and marketing, clinical and other operating expenses related to the Company's MedCare Program sites.

Interest Income:  Interest income was $233 and $1,971 for the years ended December 31, 2002, and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Discontinued Operations:  During 2002, the Company recorded a gain of $259,028 from discontinued operations when it wrote off all liabilities relating to its subsidiary, RxSheets.com, Inc., which included a balance of $163,621 due under a capital lease and $95,407 in various other accrued liabilities incurred by RxSheets.com. During 2001, the Company recorded a loss from discontinued operations of $153,428, which was the net book value of computer equipment and software returned under a capital lease when the Company’s office was closed in March 2001 in an effort to reduce operating expenses.

Provision for Income Taxes:  As of December 31, 2002, the Company's accumulated deficit was $13,818,608, and as a result, there has been no provision for income taxes to date.

Preferred Stock Deemed Dividends:  Preferred stock deemed dividends was $0 and $55,114 for the years ended December 31, 2002 and 2001, respectively. This decrease is due to no Series B preferred stock outstanding during 2002.

Net Income:  For the year ended December 31, 2002, the Company recorded a net income of $79,517, compared to a loss of $645,726 for the same period in 2001. The income is a result of lower General and Administrative expenses and gains recorded from Discontinued Operations.

Liquidity and Capital Resources

At December 31, 2002, the Company had a cash balance of $138,704, compared to a cash balance of $6,760 at December 31, 2001.

During 2002, the Company used $33,756 of net cash from operating activities, as compared to $348,096 of net cash used in 2001. The decrease in the net cash used from operating activities was due primarily to a gain from discontinued operations and net income recorded during 2002, compared to a loss of $590,612 the previous year.

Net cash provided by financing activities was $165,700 for 2002 compared to $320,000 for 2001. The Company has financed its operations primarily through loans from shareholders and private placements of Common Shares.

Plan of Operation

The Company’s cash requirements for the next twelve months will be provided by loans from shareholders or debt/equity financing’s, if necessary.  The Company incurs management fees from the services of its majority shareholder at the rate of $3,000 per month, which the Company anticipates paying for through the issuance of common stock in lieu of cash paid, due to the Company’s cash position.  The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to search out and enter into suitable joint venture partnerships in order to further market the MedCare Program or the outright sale of the MedCare Program, to seek out additional revenue streams from the Company’s current intellectual property base and from other technology-based ventures, to recruit and train qualified management personnel and the Company's ability to compete against other, better capitalized corporations who offer similar services.

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

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its businesses and will require additional funding during 2003. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Related Party Transactions

Management and Consulting Fees: During 2002, the Company incurred $144,000 in management and consulting fees from its Chairman and majority shareholder, of which $108,000 was converted to 15,428,571 at $0.007 per share on September 20, 2002. The remaining fees of $36,000 are included in Accounts Payable-Related Party at December 31, 2002.  During 2001, the Company incurred $149,500 in management and consulting fees from its Chairman and majority shareholder, of which $42,500 was paid in cash and $107,000 was converted to 10,700,000 shares of the Company’s common stock at $0.01 per share on December 31, 2001. The Company also paid $40,000 to one of the Company’s stockholders, whose principal is the brother of the Chairman and majority shareholder, for consulting fees rendered.

Shareholder Advances: During 2001, the Company’s Chairman and majority stockholder advanced the Company $30,000 to help pay for operating expenses. This advance was repaid through the issuance of 3,000,000 shares of common stock at $0.01 per share on December 31, 2001. During 2002, $15,700 was advanced by the same person and remains outstanding as of December 31, 2002.

Private Placements: On November 29, 2000, the Company repurchased all of the outstanding Series B Convertible Preferred Stock (81.5 shares) from the Series B Preferred Shareholders at $1,366 per share, or $111,329.  During December 2000, the Chairman of the Company bought these same shares and related warrants for $111,329 and by letter of agreement dated January 4, 2001, agreed to buy an additional 800,000 restricted common shares at $0.05 per share, or $38,671, and granted the Chairman 4,000,000 share purchase warrants to acquire common shares of the Company at $0.05 per share, expiring January 10, 2005. On December 31, 2001, the Chairman converted all of the Series B preferred stock at $0.01 per share and the Company issued 94,401,600 shares of common stock and the related Series B warrants were canceled. The conversion price was based on the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date of notice.

On September 20, 2002, the Company accepted a private placement of $150,000 from three entities that are controlled by the two brothers and the father of the Chairman and majority shareholder of the Company.  The private placement involved the issuance of 21,428,571 restricted common shares at $0.007 per share and 21,428,571 purchase warrants to acquire common shares of the Company at $0.007 per share until September 20, 2005.  All of the warrants remain outstanding as of December 31, 2002.

On March 1, 2001, the Company accepted a private placement of $150,000 from the Chairman and majority shareholder of the Company.  The private placement involved the issuance of 3,000,000 restricted common shares at $0.05 per share and 3,000,000 purchase warrants to acquire common shares of the Company at $0.05 per share until March 1, 2005.  All of the warrants remain outstanding as of December 31, 2002 and 2001.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by the wife and father of the Company's Chairman. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 7.

FINANCIAL STATEMENTS

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Independent Auditors’ Report

12

Consolidated Balance Sheet as of December 31, 2002

13

Consolidated Statements of Operations for the years ended

December 31, 2002 and 2001

14

Consolidated Statements of Changes in Stockholders’ Equity for the years ended

December 31, 2002 and 2001

15

Consolidated Statements of Cash Flows for the years ended

December 31, 2002 and 2001

16

Notes to the Consolidated Financial Statements

17-26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of

Enterprise Technologies, Inc.

We have audited the consolidated balance sheet of Enterprise Technologies, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two preceding years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enterprise Technologies, Inc. and Subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the preceding two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant recurring net losses since inception and a significant accumulated deficit.  The ability to meet its future financing requirements and the success of future operations cannot be determined at this time.  These factors raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.

Phoenix, Arizona

February 11, 2003

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS

Current Assets
Cash and Cash Equivalents	$138,704
Total Current Assets

Total Assets	$138,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable – Related Party (Note 3)	$36,000
Accounts Payable	2,545
Advances From Shareholder – Related Party (Note 3)	15,700
Total Current Liabilities	54,245

Commitments and Contingencies (Note 3, 5)

Stockholders' Equity
Preferred Stock (authorized 1,000,000 shares): Convertible Series B, $0.25 Par Value, Issued and Outstanding, None	None
Common Stock: $0.00001 Par Value, Authorized 300,000,000; Issued and Outstanding: 160,323,308	1,603
Additional Paid In Capital	13,901,464
Accumulated Deficit	(13,818,608)
Total Stockholders' Equity	84,459

Total Liabilities and Stockholders’ Equity	$138,704

The accompanying notes are an integral part of these financial statements

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenues	-	$24,560

General and Administrative Expenses
Management and Consulting Fees – Related Party (Note 3)	144,000	189,500
Other Operating Expenses	35,744	274,215
Total General and Administrative Expenses	179,744	463,715

Operating Loss	(179,744)	(439,155)

Interest Income	233	1,971

Loss from Continuing Operations Before Income Taxes	(179,511)	(437,184)

Provision for Income Taxes (Note 9)	-	-

Gain (Loss) on Discontinued Operations, net of tax (Note 5)	259,028	(153,428)

Net Income (Loss)	79,517	(590,612)

Less: Preferred Stock Deemed Dividends	-	(55,114)

Net Income (Loss) Available to Common Stockholders	$79,517	$(645,726)

Loss Per Share Attributable to Common Stockholders:
Loss from Continuing Operations	-	$(0.03)
Loss from Discontinued Operations	-	(0.01)
Total Basic and Diluted	-	$(0.04)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	135,179,669	15,158,817

The accompanying notes are an integral part of these financial statements

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Warrants	Accumulated Deficit	Total
Balance, December 31, 2000	81.5	$1,029,578	11,564,566	$116	$12,171,872	$117,830	$(13,307,513)	$11,883
Common Stock Issued Under Private Placement			800,000	8	38,663			38,671
Common Stock Issued Under Private Placement			3,000,000	30	149,970			150,000
Liabilities Converted to Common Stock			13,700,000	137	136,863			137,000
Preferred Deemed Dividends		55,114			(55,114)			-
Common Stock Issued for Series B Conversions	(81.5)	(1,084,692)	94,401,600	944	1,083,748			-
Reclassification of Warrants					117,830	(117,830)		-
Net Loss	-	-	-	-	-	-	(590,612)	(590,612)
Balance, December 31, 2001	-	-	123,466,166	1,235	13,643,832	-	(13,898,125)	(253,058)
Common Stock Issued for Services Rendered			15,428,571	154	107,846			108,000
Common Stock Issued Under Private Placement			21,428,571	214	149,786			150,000
Net Income							79,517	79,517
Balance, December 31, 2002	-	-	160,323,308	$1,603	$13,901,464	-	$(13,818,608)	$84,459

The accompanying notes are an integral part of these financial statement

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Cash Flows From Operating Activities
Net Income (Loss)	$79,517	$(590,612)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Net Assets (Liabilities) of Discontinued Operations (Note 5)	(259,028)	153,428
Common Stock Issued for Services By Conversion of Debt (Note 3)	108,000	107,000
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	-	17,343
(Increase) Decrease in Prepaid Expenses	-	8,346
Increase (Decrease) in Accounts Payable and Accrued Liabilities	37,755	(43,601)
Total Adjustments	(113,273)	242,516
Net Cash Flows Used In Operating Activities	(33,756)	(348,096)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Loans From Shareholders	15,700	30,000
Proceeds Received From Stock Subscription Receivable	-	101,329
Proceeds From the Sale of Common Stock	150,000	188,671
Net Cash Flows Provided By Financing Activities	165,700	320,000

Increase (Decrease) in Cash and Cash Equivalents	131,944	(28,096)
Cash and Cash Equivalents, Beginning of Year	6,760	34,856
Cash and Cash Equivalents, End of Year	$138,704	$6,760

Cash paid for interest and income taxes:	-	-

Supplemental noncash investing and financing activities:
Common Stock Issued for Services By Conversion of Debt	$108,000	$107,000
Preferred Deemed Dividends	-	$55,114

The accompanying notes are an integral part of these financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Organization.  Enterprise Technologies, Inc. (the “Company” or “Enterprise”), a Nevada Corporation, has an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock and 1,000,000 shares are $0.25 par value preferred stock.

Nature of Operations.  The Company is the developer of the MedCare Program, a non-invasive, non-pharmaceutical treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.  The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead.  Enterprise plans to develop additional revenue streams from the Company's current intellectual property base and other technology-based ventures.

Summary of Significant Accounting Policies

Accounting Method - The Company uses the accrual method of accounting for financial statement and tax return purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains U.S. Dollar cash balances in Canadian banks that are not insured.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MedCare Technologies Corporation and RxSheets.com, Inc. (See Note 5). All intercompany transactions have been eliminated in consolidation.

Property and Equipment - Property and equipment is stated at cost and is depreciated under the straight-line method over their estimated useful lives.  Repairs and maintenance are expensed when incurred.

Revenue Recognition - The Company offered two versions of the MedCare Program:

(1)

Program Management - Under program management, the Company agrees to provide equipment, personnel and administrative services to the Site in connection with the Site's establishment and operation of the Program.  Each Site agrees to pay the Company a management fee for each patient visit to the Site during which a patient receives services under the Program. Revenues are recognized as patients receive services.

  (2)  Program Franchise - Under program franchise, the Company agrees to provide the equipment, technology and training to start the MedCare Program as well as ongoing support through its clinical and billing divisions. The Site agrees to the pay the Company an initial subscription fee and a monthly consulting fee. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 45 "Accounting for Franchise Fee Revenue", the initial subscription fee is deferred and recognized upon commencement of operations. The monthly consulting fee is recognized when earned.

Fair Value of Financial Instruments – For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and related party accounts payable, and shareholder loans, carrying amounts approximate fair value due to their short maturities.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Impairment and Disposal of Long-Lived Assets - In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001.  This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. The Company has adopted this statement as of January 1, 2002, and it requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.  The adoption of this statement had no effect on the financial statements.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Earnings Per Share – Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings or loss per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  SFAS No.123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income – The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Capital Structure – The Company discloses its capital structure in accordance with SFAS No. 129, “Disclosure of Information about Capital Structure,” which establishes standards for disclosing information about an entity’s capital structure.

Foreign Currency Translation – Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

Start-up Expenses – The Company expenses start-up costs and organization costs for financial statement purposes pursuant to AICPA Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.” For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

Reclassification – Certain prior period amounts have been reclassified to conform to the current year presentation.  Specifically, a reclassification entry was made for the year ended December 31, 2001 to reclassify the value of warrants shown separately in the stockholders’ equity section to additional paid-in capital.  There was no effect on previously reported results of operations or total stockholders’ equity.

Recent Accounting Pronouncements – The Financial Accounting Standards Board (“FASB”) has issued the following:

April 2002 - SFAS No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions.  This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

June 2002 - SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.”   This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

October 2002 - SFAS No. 147 – “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No.  142, "Goodwill and Other Intangible Assets."  In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

December 2002 – SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”  This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002.  This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

Pending Accounting Pronouncements – It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit and has used substantial amounts of working capital in its operations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company expects to incur losses as it expands its businesses and will require additional funding during 2003.

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through a private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time.

NOTE 3 – RELATED PARTY TRANSACTIONS

Management and Consulting Fees – During 2002, the Company incurred $144,000 in management and consulting fees from its Chairman and majority shareholder, of which $108,000 was converted to 15,428,571 at $0.007 per share on September 20, 2002.  The remaining fees of $36,000 are included in Accounts Payable-Related Party at December 31, 2002.  During 2001, the Company incurred $149,500 in management and consulting fees from its Chairman and majority shareholder, of which $42,500 was paid in cash and $107,000 was converted to 10,700,000 shares of the Company’s common stock at $0.01 per share on December 31, 2001.  The Company also paid $40,000 to one of the Company’s stockholders, whose principal is the brother of the Chairman and majority shareholder, for consulting fees rendered.

Shareholder Advances – During 2001, the Company’s Chairman and majority stockholder advanced the Company $30,000 to help pay for operating expenses. This advance was repaid through the issuance of 3,000,000 shares of common stock at $0.01 per share on December 31, 2001. During 2002, $15,700 was advanced by the same person and remains outstanding as of December 31, 2002.

Common stock –

(1)

The Company accepted a private placement during 2001 from its Chairman and majority stockholder as more fully described in Note 7 below and converted its Series B preferred stock held by its Chairman and majority stockholder to common stock as more fully described in Note 8 below.

(2)

The Company accepted a private placement during 2002 from related parties as more fully described in Note 6 below.

Properties – The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by the wife and father of the Company's Chairman. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 4 – OPERATING LEASE

On March 16th, 2001, the Company notified its landlord of its intention to terminate its lease at 1515 West 22nd Street, Suite 1210, Oak Brook, Illinois, 60523. Rental expense for the year ended December 31, 2001 was approximately $16,000.

NOTE 5 – DISCONTINUED OPERATIONS AND CONTINGENT LIABILITY

During May 2000, the Company acquired computer equipment and software under a twenty-four months capital lease, which was leased on behalf of the Company’s former subsidiary RxSheets.com, Inc. (“RxSheets”). On November 10, 2000, the Company sold this computer equipment and software to WGC Enterprises, an investment group. The purchase price was based on the future revenues generated by the acquiring entity over the twenty-four month lease period.  The investment group was unable to raise the appropriate funding to continue the operations of RxSheets and as such RxSheets discontinued its operations during the fourth quarter of 2000 due to its high operating costs.  The Company closed its offices in March 2001, the equipment was returned to the lessor, and the net book value of the equipment under capital lease of $153,428.

RxSheets’s charter was revoked by the State of Nevada on February 1, 2002. During the fourth quarter of 2002, the Company wrote off all liabilities relating to this subsidiary, which included the balance due under the capital lease of $163,621 and $95,407 of various other accrued liabilities incurred by the subsidiary.  There was no tax effect on the transaction due to the Company’s loss position.  Because the Company co-signed the capital lease on behalf of RxSheets, the Company is contingently liable for the remaining lease payments. There are no remaining assets or liabilities related to RxSheets.

NOTE 6 – COMMON STOCK AND WARRANTS

In July 1997, the Company issued 300,000 shares of common stock at $6.00 each. The issuance also included warrants to purchase an additional 300,000 shares of common stock at $6.00 each, exercisable until July 7, 2002. In March 1998, 200,000 warrants to purchase shares of common stock were exercised at $6.00 per share, or $1,200,000. As of December 31, 2002, there were no warrants outstanding related to this issuance.

In July 1997, the Company, pursuant to a Regulation D, Rule 506, issued Series A Preferred Stock and related warrants.  This offering granted warrants to purchase a number of shares of common stock of the Company equal to 33 1/3% multiplied by the aggregate purchase price of the Subscriber's preferred stock outstanding on each of nine, twelve and fifteen months following the closing date of the offering, exercisable at $7.346 per share, expiring on June 20, 2002.  As of December 31, 2002, there were no warrants outstanding related to this issuance.

In November 1998, the Company issued through a Rule 506 Regulation D Private Placement, 300,000 shares of restricted common stock at $5.00 per share, or $1,500,000, and granted 300,000 common stock warrants, exercisable at $5.00 per share until October 14, 2004. As of December 31, 2002, all of the warrants remain outstanding.

In May 1999, the Company, pursuant to a Rule 506 Regulation D, issued Series B Preferred Stock and related warrants to purchase shares of common stock.  Subject to the vesting schedule described below, each warrant entitles its holder to 200 shares of Common Stock for (i) each issued share of the Series B Preferred held on the applicable vesting date and (ii) each share of the Series B Preferred converted prior to the applicable vesting date at the fixed conversion price (see Note 9). The vesting dates of the warrants are (i) September 15, 1999 (ii) March 13, 2000 and (iii) September 9, 2000.  The exercise price of each warrant is 125% of the average of the closing bid prices of the Company's Common Stock for the five consecutive trading days immediately preceding the applicable vesting date. As of December 31, 2002 and 2001, there were 29,600 warrants that had vested at an exercise price of $2.64 per share, 16,700 warrants that had vested at an exercise price of $0.59 per share, and 80,000 warrants that had vested at an exercise price of $3.6525 per share.  The value of these warrants totaled $117,830 and resulted in the recording of additional preferred deemed dividends for the Series B preferred stock.  The related Series B warrants were canceled on December 31, 2001, and the value of the warrants was reclassified to additional paid in capital. (See note 8)

Pursuant to a Securities Purchase Agreement dated November 29, 2000, the Chairman of the Company agreed to purchase from the Company all 81.5 shares of Series B preferred stock outstanding and related warrants at $1,366 per share, or $111,329.  By letter of agreement dated January 4, 2001, the Chairman of the Company also agreed to buy an additional 800,000 restricted common shares at $0.05 per share, or $38,671, and the Company granted the Chairman 4,000,000 share purchase warrants to acquire common shares of the Company at $0.05 per share, expiring January 10, 2005.  As of December 31, 2002, all of the warrants remain outstanding.

On March 1, 2001, the Company accepted a private placement of $150,000 from the Chairman and majority shareholder of the Company.  The private placement involved the issuance of 3,000,000 restricted common shares at $0.05 per share and 3,000,000 purchase warrants to acquire common shares of the Company at $0.05 per share until March 1, 2005.  All of the warrants remain outstanding as of December 31, 2002 and 2001.

On September 20, 2002, the Company accepted a private placement of $150,000 from three entities that are controlled by the two brothers and the father of the Chairman and majority shareholder of the Company.  The private placement involved the issuance of 21,428,571 restricted common shares at $0.007 per share and 21,428,571 purchase warrants to acquire common shares of the Company at $0.007 per share until September 20, 2005.  All of the warrants remain outstanding as of December 31, 2002.

NOTE 7 – STOCK OPTIONS AND SUBSEQUENT EVENT

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

As of December 31, 2002, there were 90,000 stock options outstanding granted at various dates and option prices, expiring through March 2009. Subsequent to year-end, however, the board of directors agreed to cancel all outstanding stock options and stock option plans, with the exception of the 2001 Stock Option Plan approved by the shareholders on July 12, 2001, for which there are no outstanding options granted thereunder.

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

Net Income (Loss)

   2002

   2001

   As reported

$79,517

$(645,726)

   Pro forma

$20,463

$(704,780)

Net Income (Loss) Per Share

   As reported

$

$(0.04)

   Pro forma

$

$(0.05)

Stock options outstanding and exercisable on December 31, 2002 are as follows:

Weighted

Weighted

Average

Range of

Shares

Average

Remaining

Exercise Price

Under

Exercise Price

Contractual

per Share

Option

per Share

Life in Years

--------------

---------

----------------

---------------

Outstanding:

$0.75-$2.28

40,000

$1.90

7.19

$6.50 to $9.00

50,000

$7.43

6.54

90,000

Exercisable:

$0.75 to $2.28

35,000

$1.81

--

$6.50 to $9.00

42,500

$5.54

--

77,500

NOTE 8 – PREFERRED STOCK – SERIES B

On May 18, 1999, the Company, pursuant to Regulation D, Rule 506, issued 400 shares of Series B preferred stock (par value $0.25) (the "Series B Preferred") and related warrants described below for $4,000,000 ($10,000 per share).

On November 29, 2000, the Company repurchased all of the outstanding Series B Convertible Preferred Stock (81.5 shares) from the Series B Preferred Shareholders at $1,366 per share, or $111,329. During December 2000, the Chairman of the Company bought these same shares and related warrants for $111,329 and by letter of agreement dated January 4, 2001, agreed to buy an additional 800,000 restricted common shares at $0.05 per share, or $38,671, and granted the Chairman 4,000,000 share purchase warrants to acquire common shares of the Company at $0.05 per share, expiring January 10, 2005. As of December 31, 2000, $10,000 in proceeds was received and $101,329 was recorded as a stock subscription receivable, the proceeds of which were received in January 2001.  The Board of Directors approved the transaction. On December 31, 2001, the Chairman converted all of the Series B preferred stock at $0.01 per share and the Company issued 94,401,600 shares of common stock and the related Series B warrants were canceled. The conversion price was based on the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date of notice.

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

Redemption at the Option of Investors.  Each outstanding share of the Series B Preferred is redeemable, at the option of the Investors, in the event of any of the following transactions (each a "Major Transaction"): (i) the consolidation, merger or other business combination of the Company, (ii) the sale or transfer of all or substantially all of the Company's assets or (iii) a purchase, tender or exchange offer made to and accepted by the holders of more than 50% of the outstanding shares of Common Stock, provided that such Major Transaction shall have occurred or have been the subject of a public announcement during the period beginning on the date of issuance and ending on the later of (a) the first anniversary of the date of issuance and (b) the date which is 270 days after the effective date of the Registration Statement relating to the applicable shares. In the event of a Major Transaction, the redemption price per share shall be the greater of (i) 115% of the Liquidation Amount (as defined below) and (ii) the product of (a) the applicable Conversion Rate and (b) the closing bid price on the date of the public announcement of the event. The "Liquidation Amount" is equal to $10,000 plus any dividends that have accrued but have not been paid out, plus any default interest (equal to 15% per annum) for dividends, which the Company has elected to pay in cash but has failed to pay on a timely basis.

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

Accounting Treatment.  The Company has accounted for these securities as redeemable securities and accreted to the redemption amount of 115% of the Liquidation Amount as of the balance sheet date. The accretion reduced income applicable to common shareholders and is disclosed separately as preferred deemed dividends on the face of the income statement. The Company has classified the Series B Preferred Stock as stockholders’ equity due to the receipt of a contingent equity funding commitment. The equity funding commitment was received from a venture capital fund controlled by the chairman of the Company and is only valid upon the occurrence of the delisting of the Common Stock or a Major Transaction to fund a redemption by the Series B Holders. The commitment is only valid while there are any shares of Series B Preferred Stock outstanding.

NOTE 9 – INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2002 and 2001, due to the Company's loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet is a result of the following:

Deferred Taxes

       2002

       2001

NOL Carryforwards

$4,551,523

$4,584,709

Start-Up Costs

       90,452

Total Deferred Tax Assets

  4,551,523

  4,615,463

Valuation Allowance

 (4,551,523)

 (4,615,463)

Net Deferred Tax Assets

The net change in the valuation allowance for 2002 was a decrease of $63,940 and for 2001 was an increase of $130,310, which were principally the result of net operating loss carryforwards.

The Company has available net operating loss carryforwards of approximately $13,000,000 for tax purposes to offset future taxable income which expire through 2022.  Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

2002

2001

Statutory Federal Income Tax Rate

(34.0)%

(34.0)%

Other

0.0%

0.3%

Valuation Allowance

34.0%

33.7%

Effective Income Tax Rate

0.0%

0.0%

NOTE 10 – THE MEDCARE PROGRAM

On August 14, 1995, the Company acquired the rights to The MedCare Program, a urinary incontinence procedure in exchange for 2,000,000 shares of its common stock valued at $1,000. The transaction was accounted for in accordance with the process for valuation of intangible assets as described in Statement No. 17 of the Accounting Principles Board. The Company amortized the cost of the system over 15 years, based on management's estimated useful life of the protocol, beginning with the first year in which commercial sales occur.  Management reassesses annually the estimated useful life.

The MedCare Program was sold as a comprehensive continually supported program. The Company provided the equipment, technology and training to the treatment site, as well as ongoing support through its clinical and billing divisions. The training was all-inclusive in order for the site to promote a successful program, including proven protocols for equipment operation, community education, billing, managed care and outcomes. Due to the lack of significant revenues and high operating cost associated with this supported program model, the Company suffered large operating losses and therefore wrote off the unamortized portion of approximately $800 during the fiscal year ended December 31, 2000.  In order to reduce operating expenses, the Company terminated substantially all of its MedCare Program sites in March 2001.

ITEM 8:

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 9:

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

RAY KRAUSS (Age 42). President and Chief Executive Officer. Mr. Krauss joined Enterprise Technologies as National Sales Manager in 1998 and was promoted to Director of Sales. In February 2000, Mr. Krauss became the Company’s Vice President of Business Development and was appointed to the Company’s Board of Directors as a Director and the Company’s President and Chief Executive Officer in November 2000. Mr. Krauss has over 16 years of sales and management experience in the healthcare industry.

HARMEL S. RAYAT, (Age 41). Chairman, Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., Zeta Corporation and eDeal.net. Mr. Rayat has served as a Director of the Company since December 4th, 2000.

HARVINDER DHALIWAL, (Age 41) Director, Secretary, Treasurer and Principal Financial Officer. Mr. Dhaliwal is the President and CEO of Sight & Sound Ltd., a retail audio video concern since 1985. Mr. Dhaliwal is also a Director of Zeta Corporation.  Mr. Dhaliwal has served as a Director and as the Company’s Secretary and Treasurer since March 1, 2001.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2002 the Section 16(a) filing requirements applicable to its directors and executive officers were not satisfied.

ITEM 10:

EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2002, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief  Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2002 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position

Year

Salary

Bonus

Other

Granted

Compensation

Ray Krauss

2002

$0

$0

$0

   0

$0

CEO, President, Director

2001

$30,037

$0

$0

   0

$0

2000

$98,100

$0

$0

   0

$0

Harmel S. Rayat*

2002

$144,000

$0

$0

   0

$0

Chairman, Director

2001

$149,500

$0

$0

   0

$0

2000

$0

$0

$0

   0

$0

Harvinder Dhaliwal

2002

$0

$0

$0

   0

$0

Secretary, Treasurer,

2001

$0

$0

$0

   0

$0

Director

2000

$0

$0

$0

   0

$0

* During 2002, the Company incurred $144,000 in management and consulting fees from its Chairman and majority shareholder, of which $108,000 was converted to 15,428,571 at $0.007 per share on September 20, 2002.  The remaining fees of $36,000 are included in Accounts Payable-Related Party at December 31, 2002.  During 2001, the Company incurred $149,500 in management and consulting fees from its Chairman and majority shareholder, of which $42,500 was paid in cash and $107,000 was converted to 10,700,000 shares of the Company’s common stock at $0.01 per share on December 31, 2001.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2002 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

Exercise

Expiration

Grant Date

Name

Options

in 2002

Price ($/sh)

Date

Present Value

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

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

129,361,471

81%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Ray Krauss

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harvinder Dhaliwal

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

129,361,471

81%

as a group (3 persons)

(1) Includes 31,300 shares held by Tajinder Chohan, Mr. Rayat's wife. Additionally, other members of Mr. Rayat's family hold 21,559,871 common shares and 21,428,571 share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members.

ITEM 12:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management and Consulting Fees:

During 2002, the Company incurred $144,000 in management and consulting fees from its Chairman and majority shareholder, of which $108,000 was converted to 15,428,571 at $0.007 per share on September 20, 2002.  The remaining fees of $36,000 are included in Accounts Payable-Related Party at December 31, 2002.  During 2001, the Company incurred $149,500 in management and consulting fees from its Chairman and majority shareholder, of which $42,500 was paid in cash and $107,000 was converted to 10,700,000 shares of the Company’s common stock at $0.01 per share on December 31, 2001.  The Company also paid $40,000 to one of the Company’s stockholders, whose principal is the brother of the Chairman and majority shareholder, for consulting fees rendered.

Shareholder Advances:  During 2001, the Company’s Chairman and majority stockholder advanced the Company $30,000 to help pay for operating expenses.  This advance was repaid through the issuance of 3,000,000 shares of common stock at $0.01 per share on December 31, 2001. During 2002, $15,700 was advanced by the same person and remains outstanding as of December 31, 2002.

Private Placements:  On November 29, 2000, the Company repurchased all of the outstanding Series B Convertible Preferred Stock (81.5 shares) from the Series B Preferred Shareholders at $1,366 per share, or $111,329. During December 2000, the Chairman of the Company bought these same shares and related warrants for $111,329 and by letter of agreement dated January 4, 2001, agreed to buy an additional 800,000 restricted common shares at $0.05 per share, or $38,671, and granted the Chairman 4,000,000 share purchase warrants to acquire common shares of the Company at $0.05 per share, expiring January 10, 2005. On December 31, 2001, the Chairman converted all of the Series B preferred stock at $0.01 per share and the Company issued 94,401,600 shares of common stock and the related Series B warrants were canceled.  The conversion price was based on the average of the 10 lowest closing bid prices in the 40 trading days immediately preceding the date of notice.

On September 20, 2002, the Company accepted a private placement of $150,000 from three entities that are controlled by the two brothers and the father of the Chairman and majority shareholder of the Company. The private placement involved the issuance of 21,428,571 restricted common shares at $0.007 per share and 21,428,571 purchase warrants to acquire common shares of the Company at $0.007 per share until September 20, 2005. All of the warrants remain outstanding as of December 31, 2002.

On March 1, 2001, the Company accepted a private placement of $150,000 from the Chairman and majority shareholder of the Company.  The private placement involved the issuance of 3,000,000 restricted common shares at $0.05 per share and 3,000,000 purchase warrants to acquire common shares of the Company at $0.05 per share until March 1, 2005.  All of the warrants remain outstanding as of December 31, 2002 and 2001.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by the wife and father of the Company's Chairman. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 13:

EXHIBITS AND REPORTS ON FORM 8-K

See List of Exhibits filed as part of this Annual Report on Form 10KSB.

There were no Form 8-Ks filed during the Company's fourth fiscal quarter.

ITEM 14:

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the Chief Executive Officer’s and the Principal Financial Officer’s responsibility to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include periodic management meetings to ensure communication of reportable events, receipt of ongoing advice from legal council and outside auditors on new legislation and updating, if required, the Company’s disclosure controls and procedures.

Changes in Internal Controls

During the fourth quarter of 2002, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods specified in the Commission’s rules and forms." There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2003.

ENTERPRISE TECHNOLOGIES, INC.

/s/ Ray Krauss

Ray Krauss

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Ray Krauss

President, Director

February 25th, 2003

Ray Krauss

Chief Executive Officer

/s/ Harmel S. Rayat

Director and Chairman

February 25th, 2003

Harmel S. Rayat

/s/ Harvinder Dhaliwal

Director, Secretary/Treasurer

February 25th, 2003

Harvinder Dhaliwal

Principal Financial Officer

CERTIFICATION

I, Ray Krauss, certify that:

1)   I have reviewed this annual report on Form 10-KSB of Enterprise Technologies, Inc.:

2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)   Based on my knowledge, the financial statements, and other  financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)   The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the  effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented   in  this   annual   report  our   conclusions   about  the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5)   The Registrant’s other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  Registrant’s  auditors  and the audit committee of  Registrant’s  board of directors (or persons  performing  the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)   The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25th, 2003

/s/ Ray Krauss

Ray Krauss

Chief Executive Officer

CERTIFICATION

I, Harvinder Dhaliwal, certify that:

1)   I have reviewed this annual report on Form 10-KSB of Enterprise Technologies, Inc.:

2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)   The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)   The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)   The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25th, 2003

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Principal Financial Officer

LIST OF EXHIBITS

Exhibit Number

Description

99.1

Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Enterprise Technologies, Inc. (the "Company") on Form 10-KSB for the period ending December 31st, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ray Krauss, Chief  Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

   (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 25th, 2003

 /s/ Ray Krauss

Ray Krauss

Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Annual Report of Enterprise Technologies, Inc. (the "Company") on Form 10-KSB for the period ending December 31st, 2002, as filed with the Securities and Exchange Commission on the date hereof (the  "Report"), I, Harvinder Dhaliwal, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 25th, 2003

 /s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Principal Financial Officer