Form 10QSB
period 2003-03-31
ENTERPRISE TECHNOLOGIES INC
filed 2003-05-15
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

_      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission file number:  0-28790

ENTERPRISE TECHNOLOGIES, INC.

(exact name of registrant as specified in its charter)

NEVADA	87-0429962 B
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 216 – 1628 West 1st Avenue, Vancouver, B.C.	V6J 1G1
(Address of principal executives offices)	(Postal Code)
Registrants telephone number, including area code	(604) 659-5006

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [    ]

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of May 8, 2003: 160,323,308.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No [X]

ENTERPRISE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED MARCH 31, 2003

INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis

8

Item 3.  Controls and Procedures

11

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

12

Item 2. Changes in Securities

12

Item 3. Defaults Upon Senior Securities

12

Item 4. Submission of Matters to a Vote of Security Holders

12

Item 5. Other Information

12

Item 6. Exhibits and Reports on Form 8-K

12

Signatures

13

Certifications

14

Exhibit 99.1    Certification of Principal Executive and Principal Financial Officer

         16

Item 1.   Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

MARCH 31, 2003

(Unaudited)

ASSETS

Current Assets
Cash	$130,925
Total Current Assets	130,925

Total Assets	$130,925

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$390
Accounts payable – Related Party	45,000
Loans from shareholder	15,700
Total Current Liabilities	$61,090

Stockholders' Equity
Preferred stock: $0.25 par value; Authorized shares 1,000,000; Issued and outstanding, none	0
Common stock: $0.00001 par value; Authorized shares 300,000,000; Issued and outstanding, 160,323,308	1,603
Additional paid in capital	13,901,464
Accumulated deficit	(13,833,232)
Total Stockholders' Equity	69,835

Total Liabilities and Stockholders’ Equity	$130,925

See notes to condensed financial statements

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	2003	2002

Revenues	$0	$0

General and administrative
Management fees – Related Party	9,000	36,000
Other operating expenses	5,706	8,403
Total General and Administrative Expenses	14,706	44,403

Operating Loss	(14,706)	(44,403)

Other Income
Interest income	83	13

Provision for income taxes	0	0

Net loss available to common shareholders	$(14,623)	$(44,390)

Basic and diluted loss per common share	$(0.0000)	$(0.0003)

Weighted average common shares outstanding: Basic and diluted	160,323,308	123,466,166

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Net loss	$(14,623)	$(44,390)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities

Increase (decrease) in accounts payable	6,844	35,254
Total adjustments	6,844	35,254
Net cash flows used in operating activities	(7,779)	(9,136)

Cash flows from investing activities	0	0

Cash flows from financing activities

Loans from shareholder	0	10,200
Net cash flows provided by financing activities	0	10,200

Increase (Decrease) in cash and cash equivalents	(7,779)	1,064
Cash and cash equivalents, beginning of period	138,704	6,760
Cash and cash equivalents, end of period	$130,925	$7,824

Cash paid for interest and income taxes	$0	$0

See notes to condensed to financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2003

Note 1 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Enterprise Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2003 and the consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002.  These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2002 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2002 Annual Report on Form 10-KSB.

Note 2  - Going Concern

To date, we have not been profitable.  We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.   It is the Company’s belief that it will continue to incur losses for at least the next 12 months and management believes the Company has sufficient cash to satisfy its operations for at least the next twelve months. However, additional funding may be necessary if the Company begins to develop any other technology based ventures. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

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

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic and diluted loss per share is as follows at March 31:

	2003	2002
Numerator-net loss available to common stockholders	$(14,623)	$(44,390)
Denominator-weighted average number of common shares outstanding	160,323,308	123,466,166
Basic and diluted loss per common share	$(0.0000)	$(0.0003)

Note 4 – Related Party Transactions

Management Fees – During the three months ended March 31, 2003 and 2002, the Company charged $9,000 and $36,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the president and majority stockholder. As of March 31, 2003, the Company owed $45,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.

Shareholder Advances – During 2002, the Company’s Chairman and majority stockholder advanced the Company $15,700 to help pay for operating expenses. And remains outstanding as of March 31, 2003.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of the Company's President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Note 5 – Stock Options

On February 5, 2003, the Board of Directors approved the cancellation of all currently outstanding employee and director stock options and all shareholder approved Stock Option Plans, with the exception of the Company’s 2001 Stock Option Plan, which remains in effect.  The Company’s 2001 Stock Option Plan was approved by shareholders at an Annual General Meeting held on July 12, 2001, and has 10,000,000 common shares reserved for issuance thereunder. At present, no options from the 2001 Stock Option Plan have been granted.

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

Due to the lack of significant revenues and high operating cost associated with supporting its various physician office and hospital based program sites, the Company has suffered large operating losses. In order to reduce operating expenses, the Company terminated all of its MedCare Program sites in March 2001. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead.  Additionally, Enterprise plans to develop other potential revenue streams from the Company’s current intellectual property base and other technology based ventures.

Critical Accounting Policies

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Contingencies

We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Results of Operations

Revenues. The Company  generated  $0 for the three months ended March 31, 2003, versus  $0 in revenues  for the three  months  ended March 31,  2002. To date, the Company has not relied on revenues for funding.

General and Administrative Expenses.  During the three months ended March 31, 2003, the Company incurred $14,706 in general and administrative expenses, versus $44,403 for the same period in 2002.  This decrease of $29,697, or 67%, is primarily due to lower management fees.

Interest Income. Interest income was $83 for the three months ended March 31, 2003, versus $13 for the same periods during 2002. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of March 31, 2003, the Company's accumulated deficit was $13,833,232, and as a result, there has been no provision for income taxes to date.

Net Loss. For the three-month periods ended March 31, 2003 and 2002, the Company recorded a net loss of $14,623 and $44,390, respectively.

Liquidity and Capital Resources

At March 31, 2003, the Company had a cash balance of $130,925, compared to $138,704 at December 31, 2002.  The Company believes it has sufficient cash to satisfy its cash requirements for at the next twelve months.

Plan of Operation

For the next twelve months, the Company plans to continue searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. Additionally, the Company plans to seek potential revenue streams from the Company’s current intellectual property base and other technology based ventures, which the Company’s management team is actively evaluating.

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

Related Party Transactions

During the three months ended March 31, 2003 and 2002, the Company charged $9,000 and $36,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the president and majority stockholder. As of March 31, 2003, the Company owed $45,000 for outstanding management fees, which is included in accounts payable.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of the Company's President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the on the Company.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 99.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 U.S. Code

(b)

Reports on Form 8-K

8-K.  On February 5, 2003, the Board of Directors approved the cancellation of all currently outstanding employee and director stock options and all shareholder approved Stock Option Plans, with the exception of the Company’s 2001 Stock Option Plan, which remains in effect.  The Company’s 2001 Stock Option Plan was approved by shareholders at an Annual General Meeting held on July 12, 2001, and has 10,000,000 common shares reserved for issuance thereunder. At present, no options from the 2001 Stock Option Plan have been granted.

8-K/A.  On February 6, 2003, the Company filed Form 8-K/A for the above filing to include Exhibit 99.1 – Statement of Principal Executive Officer and Exhibit 99.2 – Statement of Principal Financial Officer.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERPRISE TECHNOLOGIES, INC.

/s/ Ray Krauss

Ray Krauss

CEO and President

/s/ Harmel S. Rayat

Harmel S. Rayat

Director and Chairman

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Director, Secretary and Treasurer,

Principal Financial Officer

Dated:  May 9, 2003

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

Date: May 9, 2003

/s/ Ray Krauss
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

Date: May 9, 2003

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Principal Financial Officer

Exhibit 99.1

CERTIFICATION
OF
CHIEF EXECUTIVE OFFICER
AND
CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Ray Krauss, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Enterprise Technologies, Inc. for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Enterprise Technologies, Inc.

Date: May 9, 2003

/s/ Ray Krauss
Ray Krauss

Chief Executive Officer

        I, Harvinder Dhaliwal, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Enterprise Technologies, Inc. for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Enterprise Technologies, Inc.

Date: May 9, 2003

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Principal Financial Officer