Form 10QSB
period 2003-06-30
ENTERPRISE TECHNOLOGIES INC
filed 2003-08-14
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June  30, 2003

____      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

ENTERPRISE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation)	000-28790 (Commission File Number)	87-0429962B (I.R.S Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia,  V6J 1G1

(Address of principal executive offices)

(604-659-5006)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [    ]

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of July 25, 2003: 160,323,308.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No [X]

ENTERPRISE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED JUNE 30, 2003

INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

Interim Consolidated Balance Sheet

3

Interim Consolidated Statements of Operations

4

Interim Consolidated Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

14

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

15

Item 2. Changes in Securities and Use of Proceeds

15

Item 3. Defaults Upon Senior Securities

15

Item 4. Submission of Matters to a Vote of Security Holders

15

Item 5. Other Information

15

Item 6. Exhibits and Reports on Form 8-K

15

Signatures

16

Certifications

17

Item 1. Financial Statements

The accompanying unaudited financial statements of Enterprise Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended June 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

(Unaudited)

ASSETS

Current Assets
Cash	$125,547

Total Current Assets	125,547

Total Assets	$125,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$520
Accounts Payable – Related Party (Note 4)	54,000
Loans from shareholder (Note 4)	15,700
70,220
Stockholders' Equity
Preferred Stock : $0.25 par value; Authorized shares 1,000,000; Issued and outstanding, none	0
Common Stock: $0.00001 Par Value; Authorized Shares,	1,603
300,000,000; Issued and outstanding 160,323,308
Additional Paid In Capital	13,901,463
Accumulated Deficit	(13,847,739)
Total Stockholders' Equity	55,327

Total Liabilities and Stockholders’ Equity	$125,547

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	For The Three Months Ended June 30, 2003	For The Three Months Ended June 30, 2002	For The Six Months Ended June 30, 2003	For The Six Months Ended June 30,2002

Revenues	$0	$0	$0	$0

Management Fees – Related Party	9,000	36,000	18,000	72,000
General and Administrative	5,584	5,341	11,290	13,744
Operating Loss	(14,584)	(41,341)	(29,290)	(85,744)
Other Income
Interest Income	76	11	159	24

Provision for Income Taxes	0	0	0	0

Net Loss Available to Common Shareholders	$(14,508)	$(41,330)	$(29,131)	$(85,720)

Basic Loss Per Common Share	$(0.0001)	$(0.0003)	$(0.0002)	$(0.0007)

Basic Weighted Average Common Shares Outstanding	160,323,308	123,466,166	160,323,308	123,466,166

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cash Flows From Operating Activities
Net Loss	$(29,131)	$(85,720)
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Changes in Assets and Liabilities
Increase (Decrease) in Accounts Payable	15,974	71,314
Total Adjustments	15,974	71,314
Net Cash Used By Operating Activities	(13,157)	(14,406)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Loans from shareholder	0	10,200
Net Cash Provided By Financing Activities	0	10,200

Increase (Decrease) in Cash and Cash Equivalents	(13,157)	(4,206)
Cash and Cash Equivalents, Beginning of Period	138,704	6,760
Cash and Cash Equivalents, End of Period	$125,547	$2,554

Supplemental Information
Interest	$0	$0
Income Taxes	$0	$0

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003

Note 1 – Basis of presentation

The accompanying unaudited financial statements of Enterprise Technologies, Inc. (referred to herein as the “Company”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.  The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.  These financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation section for this quarterly period, and the financial statements and notes thereto included in the Company's financial statements as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB.

Note 2 – Going concern, Financial Results and Liquidity

To date, we have not been profitable.  We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.   It is the Company’s belief that it will continue to   incur losses for at least the next 12 months and management believes the Company has sufficient cash to satisfy its operations for at least the next twelve months.  However, additional funding may be necessary if the Company begins to develop any other technology-based ventures. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

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

Note 3 – Basic Loss Per Share

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

	3 Months Ended June 30/03	6 Months Ended June 30/03	3 Months Ended June 30/02	6 Months Ended June 30/02
Numerator-net loss available to common stockholders	$ (14,508)	$(29,131)	$(41,330)	$(85,720)
Denominator-weighted average number of common shares outstanding	160,323,308	160,323,308	123,466,166	123,466,166
Basic and diluted loss per common share	$ (0.0001)	$ (0.0002)	$(0.0003)	$(0.0007)

Note 4 – Related Party Transactions

Management Fees – During the six months ended June 30, 2003 and 2002, the Company charged $18,000 and $72,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a director and majority stockholder. As of June 30, 2003, the Company owed $54,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.  There is no management and consulting agreement in place.

Shareholder Advances – During 2002, Mr. Harmel S. Rayat, a director and majority stockholder advanced the Company $15,700 to help pay for operating expenses. As of June 30, 2003, this amount remains outstanding.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of Mr. Harmel S. Rayat, a director and majority stockholder.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Note 5 – Stock Options

On February 5, 2003, the Board of Directors approved the cancellation of all currently outstanding employee and director stock options and all shareholders approved Stock Option Plans, with the exception of the Company’s 2001 Stock Option Plan, which remains in effect.  The Company’s 2001 Stock Option Plan was approved by shareholders at an Annual General Meeting held on July 12, 2001, and has 10,000,000 common shares reserved for issuance thereunder. At present, no options from the 2001 Stock Option Plan have been granted.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and six month periods ending June 30, 2003, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

Enterprise Technologies, Inc. is the developer of the MedCare Program, a non-pharmaceutical, non-invasive treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

Due to the lack of significant revenues and high operating cost associated with supporting its various physician office and hospital based program sites, the Company suffered large operating losses. In order to reduce operating expenses, the Company terminated all of its MedCare Program sites in March 2001. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead.  Additionally, Enterprise plans to develop other potential revenue streams from the Company’s current intellectual property base and other technology-based ventures.

Critical Accounting Policies

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements.

Income Taxes – We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Contingencies – We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Liquidity and Capital Resources

At June 30, 2003, the Company had a cash balance of $125,547.  We believe we have sufficient cash to satisfy our cash requirements for at least the next twelve months.

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

In order to satisfy its cash needs over the next twelve months, the Company plans to fund its operations from cash on hand and raise additional financing from third parties, if necessary. We also anticipate that our major shareholder will contribute sufficient funds to satisfy any cash shortages resulting from the cash needs of the Company, however, there can be no assurances to that effect.

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

Related Party Transactions

Management fees – During the six months ended June 30, 2003 and 2002, the Company charged $18,000 and $72,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a director and majority stockholder. As of June 30, 2003, the Company owed $54,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.  There is no management and consulting fees contract in place.

Shareholder Advances – During 2002, Mr. Harmel S. Rayat, a director and majority stockholder advanced the Company $15,700 to help pay for operating expenses. As of June 30, 2003, this amount remains outstanding.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of Mr. Harmel S. Rayat, a director and majority stockholder. At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of  Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.   This Statement is generally effective for 45 contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.   This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  This statement does not affect the Company.

Risk Factors

We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

None.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERPRISE TECHNOLOGIES, INC.

/s/ Ray Krauss

Ray Krauss

CEO and President

/s/ Harmel S. Rayat

Harmel S. Rayat

Director and Chairman

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Director, Secretary and Treasurer,

Principal Financial Officer

Dated:  August 11, 2003

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Ray Krauss, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Enterprise Technologies, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003	By:	/s/ Ray Krauss
Ray Krauss President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harvinder Dhaliwal, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Enterprise Technologies, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003	By:	/s/ Harvinder Dhaliwal
Harvinder Dhaliwal Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Enterprise Technologies, Inc. (the “Issuer”) for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: August 11, 2003	By:	/s/ Ray Krauss
Ray Krauss President and Chief Executive Officer

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Enterprise Technologies, Inc. (the “Issuer”) for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: August 11, 2003	By:	/s/ Harvinder Dhaliwal
Harvinder Dhaliwal Principal Financial Officer