Form 10QSB
period 2003-09-30
ENTERPRISE TECHNOLOGIES INC
filed 2003-11-14
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

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

(604-659-5004)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [  ]

The number of shares of the Registrant's Common Stock, $0.00001 par value, as of October 28, 2003: 160,773,308.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No [X]

ENTERPRISE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2003

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

15

Signatures

16

Certifications

17

Item 1. Financial Statements

The accompanying unaudited financial statements of Enterprise Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended September 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

ENTERPRISE TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$111,800

Total Current Assets	111,800

Total Assets	$111,800

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable	$625
Accounts Payable – Related Party (Note 5)	63,000
Other liabilities to be settled in shares (Note 4)	108,000
Loans from shareholder	15,700
187,325
Stockholders' Deficiency
Preferred Stock: $0.25 par value; Authorized shares 1,000,000; Issued and outstanding, none	-
Common Stock: $0.00001 Par Value; Authorized Shares, 300,000,000; Issued and outstanding, 160,773,308	1,608
Additional Paid In Capital	14,009,459
Accumulated Deficit	(14,086,592)
Total Stockholders' Deficiency	(75,525)

Total Liabilities and Stockholders’ Deficiency	$111,800

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	For The Three Months Ended Sept. 30, 2003	For The Three Months Ended Sept. 30, 2002	For The Nine Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30,2002

Revenues	$-	$-	$-	$-

General and administrative expenses
Management fees – related party (Note 5)	9,000	36,000	27,000	108,000
Investor and media relations expenses (Note 4)	216,000	-	216,000	-
General and Administrative	13,952	7,255	25,242	20,999
Total general and administrative expenses	238,952	43,255	268,242	128,999

Operating loss	(238,952)	(43,255)	(268,242)	(128,999)

Other Income
Interest income	100	47	259	71

Provision for income taxes	-	-	-	-

Net loss available to common shareholders	$(238,852)	$(43,208)	$(267,983)	$(128,928)

Basic and diluted loss per common share	$(0.001)	$(0.0003)	$(0.002)	$(0.001)

Weighted average common shares outstanding	160,362,438	133,081,073	160,338,143	126,706,354

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
Cash Flows From Operating Activities
Net loss	$(267,983)	$(128,928)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services rendered (Note 4)	108,000	-
Common stock issued for accounts payable – related party	-	108,000
Liabilities to be settled through the issuance of shares	108,000	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	(1,921)	(596)
Increase (decrease) in accounts payable – related party	27,000	-
Total adjustments	241,079	107,404
Net Cash Used In Operating Activities	(26,904)	(21,524)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceed from sales of common stock	-	150,000
Loans from shareholder	-	15,700
Net Cash Provided By Financing Activities	-	165,700

Increase (decrease) in cash and cash equivalents	(26,904)	144,176

Cash and cash equivalents, beginning of period	138,704	6,760

Cash and cash equivalents, end of period	$111,800	$150,936

Supplemental Information:
Interest	-	-
Income taxes	-	-

Noncash investing and financing activities:
Common stock issued for services	$108,000	-
Accounts payable converted to equity	-	$108,000

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.  The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.  These financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation section for this quarterly period, and the financial statements and notes thereto included in the Company's financial statements as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB.

Note 2 – Going Concern, Financial Results and Liquidity

To date, we have not been profitable.  We face all the risks common to companies in their early stages of development, including under-capitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.   It is the Company’s belief that it will continue to incur losses for at least the next 12 months and management believes the Company has sufficient cash to satisfy its operations for at least the next twelve months.  However, additional funding may be necessary if the Company begins to develop any other technology-based ventures. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

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

Note 3 – Basic Loss Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic loss per share is as follows at September 30:

	For The Three Months Ended Sept. 30, 2003	For The Three Months Ended Sept. 30, 2002	For The Nine Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30, 2002
Numerator-net loss available to common stockholders	$(238,852)	$(43,208)	$(267,983)	$(128,928)
Denominator-weighted average number of common shares outstanding	160,362,438	133,081,073	160,338,143	126,706,354
Basic and diluted loss per common share	$(0.001)	$(0.0003)	$(0.002)	$(0.001)

Note 4 - Common Stock

On September 22, 2003, the Company’s Board of Directors agreed to retain National Infosystems Inc., also known as Thornhill Advisors, to provide financial and media relations services for an all-inclusive fee of $216,000.

The fee of $216,000 will be paid by the issuance of 900,000 restricted common shares at a price of $0.24 per share, the closing price of the Company’s shares on September 22, 2003, with 450,000 shares to be issued immediately and the balance issued on December 22, 2003.  As of September 30, 2003, the Company recorded a liability of $108,000 in accordance with SFAS No. 150 due to the Company’s obligation to issue the remaining shares at a future date to settle the obligation.

Note 5 – Related Party Transactions

Management Fees – During the nine months ended September 30, 2003 and 2002, the Company charged $27,000 and $108,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a director and majority stockholder. As of September 30, 2003, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.  There is no management and consulting agreement in place.

Shareholder Advances – During 2002, Mr. Harmel S. Rayat, a director and majority stockholder advanced the Company $15,700 to help pay for operating expenses. As of September 30, 2003, this amount remains outstanding.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of Mr. Harmel S. Rayat, a director and majority stockholder.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Note 6 – Stock Options

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

At a board of directors meeting held on September 22, 2003, the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain employees and consultants for 4,750,000 stock options out of the 10,000,000 common shares reserved for issuance thereunder at an exercise price of $0.24 per share, the closing price of the Company’s shares on September 22, 2003. The options shall become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable on September 22, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and nine month periods ending September 30, 2003, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

At September 30, 2003, the Company had a cash balance of $111,800.  We believe we have sufficient cash to satisfy our cash requirements for at least the next twelve months.

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

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to find suitable joint venture partners for its MedCare Program, operate its business profitably in the future, and its ability to develop its intellectual property base or other technology-based ventures.

The Company may raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. In doing so, the Company may seek access to the private or public equity, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions

Management fees – During the nine months ended September 30, 2003 and 2002, the Company charged $27,000 and $108,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a director and majority stockholder. As of September 30, 2003, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.  There is no management and consulting agreement in place.

Shareholder Advances – During 2002, Mr. Harmel S. Rayat, a director and majority stockholder advanced the Company $15,700 to help pay for operating expenses. As of September 30, 2003, this amount remains outstanding.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company adopted this statement during the quarter ended September 30, 2003.

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

We have had limited revenues since inception. In 2002, we had no revenues. We have not been profitable, experiencing an accumulated loss of $14,086,592 through September 30, 2003. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Existing Management:  You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of October 28, 2003, our officers and board members own 80% of the 160,773,308 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, or following the exercise of outstanding options and warrants, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options or warrants or conversion of preferred stock will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

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

Intellectual Property and Other Proprietary Rights:  The Company's ability to compete and expand effectively will depend, in part, on its ability to develop and maintain certain proprietary aspects of its treatment program for bladder and bowel incontinence. The Company relies on an unpatented treatment protocol, and there can be no assurances that others may not independently develop the same or similar program or otherwise obtain access to the Company's unpatented protocols. There can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company's trade secrets, know-how or other information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. While certain proprietary aspects of Enterprise's clinical and business protocols remain an important part of the business, the Company believes its long-term success, as a business will depend primarily upon its high quality clinical outcomes and service and its success in seeking a suitable joint venture partner to further market the MedCare Program.

Environmental Matters:  The Company believes it conducts its business in compliance with all environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Item 3.

Controls and Procedures

a.

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

During the quarter ended September 30, 2003, the Company issued 450,000 shares of restricted common stock to National Infosystems Inc., also known as Thornhill Advisors, for financial and media relations services.  The shares were issued at a price of $0.24 per share, the closing price of the Company’s shares on September 22, 2003.  The issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The Company did not use underwriters in any of the foregoing issuances.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

September 23, 2003:  Enterprise Technologies, Inc. announced the appointment of Mr. Indy S. Panchi as a Director and the Company’s new President and CEO, a position previously held by Mr. Ray Krauss.  Also, Mr. Derek Cooper replaced Mr. Harvinder Dhaliwal as a Director and the Company’s Secretary and Treasurer.

September 23, 2003:  At a board of directors meeting held on September 22, 2003, the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain employees and consultants for 4,750,000 stock options out of the 10,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, which was approved by shareholders on July 12, 2001.

Also on September 22, 2003, the Company’s Board of Directors agreed to retain National Infosystems Inc., also known as Thornhill Advisors, as its financial and media relations counsel to develop a complete and wide-ranging financial, industry and investor awareness campaigns, as well as a comprehensive website, for an all inclusive fee of $216,000.  The fee of $216,000 will be paid by the issuance of 900,000 restricted common shares at a price of $0.24 per share, the closing price of the Company’s shares on September 22, 2003.

On September 22, 2003, Mr. Ray Krauss was replaced as a Director and as the Company’s President and CEO by Mr. Indy S. Panchi, who will serve as a Director and the Company’s new President and CEO until the next shareholders meeting.  Also on September 22, 2003, Mr. Harvinder Dhaliwal was replaced as a Director and the Company’s Secretary and Treasurer by Mr. Derek Cooper.

September 24, 2003:  The Company’s Board of Directors agreed to retain National Infosystems Inc., also known as Thornhill Advisors, as its financial and media relations counsel to develop a complete and wide-ranging financial, industry and investor awareness campaigns, as well as a comprehensive website.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERPRISE TECHNOLOGIES, INC.

/s/ Indy Panchi

Indy Panchi

CEO and President

/s/ Harmel S. Rayat

Harmel S. Rayat

Director and Chairman

/s/ Derek Cooper

Derek Cooper

Director, Secretary and Treasurer,

Principal Financial Officer

Dated:  November 5, 2003

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Indy Panchi, certify that:

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

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2003	By:	/s/ Indy Panchi
Indy Panchi President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Derek Cooper, certify that:

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

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2003	By:	/s/ Derek Cooper
Derek Cooper Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Enterprise Technologies, Inc. (the “Issuer”) for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: November 5, 2003	By:	/s/ Indy Panchi
Indy Panchi President and Chief Executive Officer

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Enterprise Technologies, Inc. (the “Issuer”) for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: November 5, 2003	By:	/s/ Derek Cooper
Derek Cooper Principal Financial Officer