Form 10KSB
period 2003-12-31
ENTERPRISE TECHNOLOGIES INC
filed 2004-04-08
CIK 1002422

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number 000-28790

ENTERPRISE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0429962B
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

216 – 1628 West 1st Avenue,

Vancouver, B.C., V6J 1G1,

TEL: (604) 659-5004

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.00001 par value per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

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

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of March 25, 2004: $12,107,498. Number of shares of Common Stock, $0.00001 par value, outstanding as of March 29, 2004, 2003: 161,223,308.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

ENTERPRISE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Item 8a

Controls and Procedures

26

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

26

Item 10.

 Executive Compensation

26

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

27

Item 12.  Certain Relationships and Related Transactions

28

Item 13.  Exhibits and Reports on Form 8-K

28

Item 14.  Principal Accountant Fees and Services

30

 Signatures

31

 Certifications

33

 Exhibits

34

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the three month and nine month periods ending September 30, 2003, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10- KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

Enterprise Technologies, Inc. (the "Company" or "Enterprise") pioneered the MedCare Program, a non-invasive, non-pharmaceutical treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

Enterprise is currently (1) searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service and (2) is seeking to develop additional revenue streams through the further development and commercial exploitation of the Company's current intellectual property base and or the acquisition of additional technologies.

The Company, a Nevada Corporation, has an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock, with 161,223,308 outstanding, and 1,000,000 shares are $0.25 par value preferred stock, of which none are outstanding.

Employees

At December 31, 2003, the Company employed 0 full-time and 3 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We have had limited revenues since inception. In 2003, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $14,108,549 through December 31, 2003. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Inability to Obtain Funding

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

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 24, 2004, our officers and board members own 80% of the 161,223,308 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Dividends

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

Dependence on Executive Officers and Technical Personnel

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

Adverse Effect of Shares Eligible for Future Sale

Future sales of large amounts of common stock could adversely affect the market price of our common stock and our ability to raise capital.

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

Protection of Proprietary Treatment Program

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

Government Regulation

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

Potential Fluctuations in Quarterly Results

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

Competition

In the evolving healthcare field, if we do not continually develop the MedCare Program, and any other future business opportunities, our services could become uncompetitive or obsolete.   Healthcare is a rapidly evolving field in which other companies may have greater financial and research and development resources than we do. The MedCare Program competes directly with a number of small incontinence clinics, offered by doctors, hospitals and therapists, which use a combination of non-invasive alternative treatment options to treat urinary incontinence. In addition, other alternative treatments for urinary incontinence are available to consumers, including absorbent products and diapers, surgery, indwelling catheters, implanting devices, injectable materials, electrical stimulation, mechanical devices and drugs.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2003. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ETPT". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2002

$  0.04

$  0.01

Second Quarter 2002

$  0.03

$  0.02

Third Quarter 2002

$  0.02

$  0.01

Fourth Quarter 2002

$  0.02

$  0.01

First Quarter 2003

$  0.03

$  0.02

Second Quarter 2003

$  0.06

$  0.01

Third Quarter 2003

$  0.49

$  0.04

Fourth Quarter 2003

$  0.58

$  0.25

January 1, 2004-March 25, 2004

$  0.55

$  0.34

As of February 25, 2004, there were approximately 290 stockholders of record of the Company's Common Stock.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the Board of Directors deems relevant. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities

remaining available for

Number of Securities to be

Weighted-average exercise

future issuance under

issued upon exercise of

price of outstanding

equity compensation plans

outstanding options,

options, warrants and

(excluding securities

warrants and rights

rights

reflected in column (a))

Plan Category

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

33,478,571

$0.09

5,250,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

33,478,571

$0.09

5,250,000

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

Overview

Enterprise Technologies, Inc. (the "Company" or "Enterprise") pioneered the MedCare Program, a non-invasive, non-pharmaceutical treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation.

Enterprise is currently (1) searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service and (2) is seeking to develop additional revenue streams through the further development and commercial exploitation of the Company's current intellectual property base and or the acquisition of additional technologies.

The Company, a Nevada Corporation, has an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock, 161,223,308 outstanding, and 1,000,000 shares are $0.25 par value preferred stock, of which none are outstanding.

Results of Operations

Revenues:  As a result of the Company terminating its various MedCare Program sites in order to reduce operating expenses in March 2001, during 2003 and 2002 the Company generated zero revenues.

General and Administrative Expenses:  During 2003, the Company incurred $290,333 in general and administrative expenses, an increase of 62% over 2002 expenses of $179,744. The increase is primarily attributable to website development costs, and the retention of a financial and media relations firm to assist in the Company in shareholder and industry awareness programs.

Interest Income:  Interest income was $392 and $233 for the years ended December 31, 2003, and 2002, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Discontinued Operations:  During 2003, the Company did not record a loss or a gain from discontinued operations.  During 2002, the Company recorded a gain of $259,028 from discontinued operations when it wrote off all liabilities relating to its subsidiary, RxSheets.com, Inc., which included a balance of $163,621 due under a capital lease and $95,407 in various other accrued liabilities incurred by RxSheets.com.

Provision for Income Taxes:  As of December 31, 2003, the Company's accumulated deficit was $14,108,549, and as a result, there has been no provision for income taxes to date.

Preferred Stock Deemed Dividends:  Preferred stock deemed dividends were $0 for the years ended December 31, 2003 and 2002, respectively.

Net Income:  For the year ended December 31, 2003, the Company recorded a net loss of $289,941 compared to net income of $79,517 for the same period in 2002. Asset liquidation and discontinued operations of the MedCare Program clinics produced an extra-ordinary one time net income in 2002, without the extra-ordinary gains and operational costs resulted in an increased loss in 2003.

Liquidity and Capital Resources

At December 31, 2003, the Company had a cash balance of $97,646 compared to a cash balance of $138,704 at December 31, 2002.

During 2003, the Company used $41,058 of net cash from operating activities, as compared to $33,756 of net cash used in 2002.

Net cash provided by financing activities was $0 for 2003 compared to $165,700 for 2002. The Company has financed its operations primarily through loans from shareholders and private placements of Common Shares.

Plan of Operation

The Company’s cash requirements for the next twelve months will be provided by loans from shareholders or debt/equity financings, if necessary.  The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to search out and enter into suitable joint venture partnerships in order to further market the MedCare Program or the outright sale of the MedCare Program, to seek out additional revenue streams from the Company’s current intellectual property base and from other technology-based ventures, to recruit and train qualified management personnel and the Company's ability to compete against other, better capitalized corporations who offer similar services.

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

Related Party Transactions

Management and Consulting Fees:  During 2003, the Company incurred $29,000 (2002 - $144,000) in management and consulting fees to directors, of which $27,000 was to a director and a major stockholder. Of the amount incurred in 2002, $108,000 was converted to 15,428,571 common stock of the Company at $0.007 per share on September 20, 2002, being the fair market price of the shares. As at December 31, 2003, $63,000 (2002 - $36,000) is included in Accounts Payable-Related Party.

Shareholder Advances:  During 2002, $15,700 was advanced by a director and majority stockholder to help pay for operating expenses. In 2003, The Company recorded imputed interest of $628 (2002 – $0) at an interest rate of 4% per annum.  As of December 31, 2003, this amount remained outstanding and is included in current liabilities.   On February 26, 2004, the entire balance was repaid in full.

Common Stock and Warrants:  On September 20, 2002, the Company accepted a private placement of $150,000 from three entities that are controlled by the two brothers and the father of a director and majority stockholder of the Company. The private placement involved the issuance of 21,428,571 restricted common stocks at $0.007 per stock, being the fair market price of the shares at the date of issuance, and 21,428,571 purchase warrants to acquire common stocks of the Company at $0.007 per stock until September 20, 2005. All of the warrants remain outstanding as of December 31, 2003.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2004. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors’ Report from Moore Stephens Ellis Foster

21

Independent Auditors’ Report from Clancy and Co., PLLC

22

Balance Sheet as of December 31, 2003

23

Statements of Changes in Stockholders’ Equity for the period from inception to December 31, 2003

24

Statements of Operations for years ended December 31, 2003 and 2001, and for the period from inception to December 31, 2002

25

Statements of Cash Flows for the years ended December 31, 2003 and 2002,

and for the period from inception to December 31, 2002

26

Notes to the Financial Statements

27-35

MOORE STEPHENS ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 734-1112  Facsimile: (604) 714-5916

Website:  www.ellisfoster.com

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

ENTERPRISE TECHNOLOGIES, INC. & SUBSIDIARIES

We have audited the consolidated balance sheet of Enterprise Technologies, Inc. & Subsidiaries (“the Company”) as at December 31, 2003 and the related consolidated statements of stockholders’ equity, operations and deficit and cash flows for the year ended December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant recurring net losses resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding the matters that raise substantial doubt about the Company’s ability to continue as a going concern are also disclosed in Note 1 to the financial statements.  The ability to meet its future financing requirements and the success of future operations cannot be determined at this time.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

”MOORE STEPHENS ELLIS FOSTER LTD.”

March 15, 2004

Chartered Accountants

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Enterprise Technologies, Inc.

We have audited the accompanying consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2002 of Enterprise Technologies, Inc. (a Nevada corporation) and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Enterprise Technologies, Inc. and Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Clancy and Co., P.L.L.C.

Phoenix, Arizona

February 11, 2003

ENTERPRISE TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2003
(Expressed in U.S. Dollars)
2003

ASSETS

Current assets
Cash and cash equivalents	$97,646

Total assets	$97,646

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable – related party	$63,000
Accounts payable	7,800
Advances from stockholder – related party	15,700

Total liabilities	86,500

Commitments and contingencies

Stockholders' Equity
Preferred stock (authorized: 1,000,000 shares):
convertible series B, $0.25 par value	-
issued and outstanding: nil
Common stock: $0.00001 par value; Authorized: 300,000,000
issued and outstanding: 161,223,308 (2002 - 160,323,308)	1,612
Additional paid-in capital	14,118,083
Accumulated deficit	(14,108,549)

Total stockholders' equity	11,146

Total liabilities and stockholders' equity	$97,646

The accompanying notes are an integral part of these financial statements.

ENTERPRISE TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
						Compre-	Accumulated	Total
			Additional	Accumulated		hensive	other	stock-
	Common shares		paid-in	earnings		income	comprehensive	holders'
	Shares	Amount	capital	(deficit)		(loss)	income	equity

Balance, December 31, 2001	123,466,166	$1,235	$13,643,832	$(13,898,125)	$		$-	$(253,058)
Common stock issued for services rendered	15,428,571	154	107,846	-				108,000
Common stock issued under private placement	21,428,571	214	149,786	-				150,000
Net income, year ended December 31, 2002	-	-	-	79,517		79,517		79,517
Total comprehensive income						$79,517
Balance, December 31, 2002	160,323,308	1,603	13,901,464	(13,818,608)			-	84,459
Common stock issued for services rendered	900,000	9	215,991	-				216,000
Imputed interest			628					628
Loss, year ended December 31, 2003	-	-	-	(289,941)		(289,941)		(289,941)
Total comprehensive (loss)						$(289,941)

Balance, December 31, 2003	161,223,308	$1,612	$14,118,083	$(14,108,549)			$-	$11,146

The accompanying notes are an integral part of these financial statements.

ENTERPRISE TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
	2003	2002

Revenue	$-	$-

General and administrative expenses
Management and consulting fees
- related party	29,000	144,000
Investors relations	227,036	-
Other operating expenses	34,297	35,744

Total general and administrative expenses	290,333	179,744

Operating loss	(290,333)	(179,744)

Interest income	392	233

Loss before income taxes	(289,941)	(179,511)

Provision for income taxes	-	-

Gain (loss) on discontinued operations,
net of tax	-	259,028

Net income (loss) for the year	(289,941)	79,517

Preferred Stock Deemed Dividends	-	-

Net income (loss)	$(289,941)	$79,517

Earnings (loss) per share
of common stock
- basic and diluted	$(0.00)	$0.00

Basic weighted average number
of common stocks outstanding
- basic and diluted	160,455,226	135,179,669

The accompanying notes are an integral part of these financial statements.

ENTERPRISE TECHNOLOGIES, INC.
& SUBSIDIARIES

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	2003	2002

Cash flows from (used in) operating activities
Net income (loss) for the year	$(289,941)	$79,517
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
- net assets (liabilities) of discontinued
operations	-	(259,028)
- common stock issued for services
by conversion of debt	-	108,000
- common stock issued for services rendered	216,000	-
- imputed interest on advances to shareholder	628	-
Changes in assets and liabilities:
- increase in accounts payable
and accrued liabilities	32,255	37,755

Net cash used in operating activities	(41,058)	(33,756)

Cash flows provided by financing activities
Loans from stockholders	-	15,700
Proceeds from the sale of common stock	-	150,000

Net cash provided by financing activities	-	165,700

Increase (decrease) in cash and
cash equivalents	(41,058)	131,944

Cash and cash equivalents,
beginning of year	138,704	6,760

Cash and cash equivalents, end of year	$97,646	$138,704

Supplemental non-cash investing and
financing activities:

Common stock issued for services by
conversion of debt	$-	$108,000
Common stock issued for services	$216,000	$-

The accompanying notes are an integral part of these financial statements.

ENTERPRISE TECHNOLOGIES, INC.

Notes to Financial Statements

Years Ended December 31, 2003 and 2002

(Expressed in U.S. Dollars)

1.

Organization and Nature of Operations

Enterprise Technologies, Inc. (the “Company” or “Enterprise”), a Nevada Corporation, has an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock and 1,000,000 shares are $0.25 par value preferred stock.

The Company is the developer of the MedCare Program, a non-invasive, non-pharmaceutical treatment program for patients suffering from urinary incontinence and other pelvic disorders, including pelvic pain, chronic constipation, fecal incontinence and disordered defecation. The Company is currently searching for potential joint venture partners that have existing operating infrastructures to which the MedCare Program can be added as an ancillary service with minimal overhead. The Company plans to develop additional revenue streams from the Company's current intellectual property base and other technology-based ventures.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time.

2.

Significant Accounting Policies

(a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MedCare Technologies Corporation and RxSheets.com, Inc.  All intercompany transactions have been eliminated in consolidation.

(b)

Accounting Method

The Company uses the accrual method of accounting for financial statement and tax return purposes.

(c)

Use of Estimates

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

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for the year ended December 31, 2003.

(e)

Concentration of Credit Risk

The Company maintains U.S. Dollar cash balances in Canadian banks that are not insured.

(f)

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and related party accounts payable, and stockholder loans, carrying amounts approximate fair value due to their short maturities.

(g)

Impairment and Disposal of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(h)

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

(i)

Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing income (loss)  (numerator) applicable to common stockholders by the weighted average number of common stocks outstanding (denominator) for the period. All earnings (loss) per share amounts in the financial statements are basic earnings (loss) per share, as defined by SFAS No. 128, “Earnings Per Share.” Diluted earnings (loss) per share does not differ materially from basic earnings per share for all periods presented. Convertible securities that could potentially dilute basic earnings (loss) per share in the future, such as options and warrants, are not included in the computation of diluted earnings (loss) per share because to do so would be antidilutive.

(j)

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

(k)

Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders’ Equity.  Comprehensive income (loss) comprises equity except those resulting from investments by owners and distributions to owners.

(l)

Foreign Currency Translation

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

(m)

Start-up Expenses

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

(n)

Accounting for Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards Board No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities,  which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The option of this pronouncement does not have an impact on the Company’s financial statements.

(o)

Intangible Assets

On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

As at December 31, 2003, the Company did not have any goodwill or intangible assets with indefinite or definite life.

(p)

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties (See Note 3).

(q)

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. There was no effect on previously reported results of operations or total stockholders’ equity.

(r)

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 does not have an impact on the Company’s financial statements.

In January 2003, the FASB released FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The Company expects that the full adoption of FIN 46R in 2004 will not have a material impact on the Company’s financial position or results of operations

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.   SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts.  In general, the amendments require contracts with comparable characteristics to be accounted for similarly.  In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption does not have any effect on the Company’s consolidated financial statements.

3.

Related Party Transactions

(a)

Management and Consulting Fees

During 2003, the Company incurred $29,000 (2002 - $144,000) in management and consulting fees to directors, of which $27,000 was to a director and a major stockholder. Of the amount incurred in 2002, $108,000 was converted to 15,428,571 common stock of the Company at $0.007 per share on September 20, 2002, being the fair market price of the shares. As at December 31, 2003, $63,000 is included in Accounts Payable-Related Party.

(b)

Stockholder Advances

During 2002, $15,700 was advanced by a director and majority stockholder to help pay for operating expenses. In 2003, The Company recorded imputed interest of $628 (2002 – $nil) at an interest rate of 4% per annum.  As of December 31, 2003, this amount remained outstanding and is included in current liabilities.   On February 26, 2004, the entire balance was repaid in full.

(c)

Common Stock and Warrants

On September 20, 2002, the Company accepted a private placement of $150,000 from three entities that are controlled by the two brothers and the father of a director and majority stockholder of the Company. The private placement involved the issuance of 21,428,571 restricted common stocks at $0.007 per stock, being the fair market price of the shares at the date of issuance, and 21,428,571 purchase warrants to acquire common stocks of the Company at $0.007 per stock until September 20, 2005. All of the warrants remain outstanding as of December 31, 2003.

(d)

Rent

The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada.  These premises are owned by a private corporation controlled by a director and majority stockholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

4.

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

5.

Common Stock and Warrants

On September 22, 2003, the Company’s Board of Directors agreed to retain National Infosystems Inc. to provide financial and media relations services for an all-inclusive fee of $216,000, which was paid by the issuance of 900,000 restricted common stocks at a price of $0.24 per stock, being the fair market price on September 22, 2003.

See Notes 3(a) and 3(c) for common stocks issued under related party transactions.

Share purchase warrants outstanding as at December 31, 2003:

Number of Warrants	Exercise Price	Expiry Date
300,000	$5.00	October 14, 2004
4,000,000	$0.05	January 10, 2005
3,000,000	$0.05	March 1, 2005
21,428,571	$0.007	September 20, 2005
28,728,571

Each warrant entitles the holder to acquire one common share of the Company.

6.

Stock Options

On July 12, 2001, the Company approved its 2001 Stock Option Plan, which has 10,000,000 stocks reserved for issuance thereunder, all of which were registered under Form S8 on October 2, 2003. The objective of this plan is to attract and retain the best personnel, providing for additional performance incentives and promoting the success of the Company by providing individuals the opportunity to acquire common stock.

On September 22, 2003, the Company’s Board of Directors granted Non-Statutory Stock Options under the 2001 Stock Option Plan to three employees to purchase 4,750,000 common stocks at price of $0.24 per stock, the closing price of the Company’s stocks on September 22, 2003. The options shall become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable upon issuance and the balance becoming exercisable on September 22, 2004.

Summary of employee stock option information for the period ended December 31, 2003 is as follows:

	Stocks	Weighted Average Exercise Price

Options outstanding at December 31, 2002	90,000	$ 4.97
Cancelled	(90,000)	$ (4.97)
Granted	4,750,000	$ 0.24
Options outstanding at December 31, 2003	4,750,000	$ 0.24

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Number exercisable	Weighted Average Remaining Contractual Life (yr.)	Weighted Average Exercise Price
$0.01 - $0.50	4,750,000	2,375,000	9.70	$ 0.24

Each stock option entitles the holder to acquire one common stock of the Company.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per stock would have been reflected as follows:

	2003	2002
Net income (loss):
As reported	$ (289,941)	$ 79,517
Stock-based employee compensation
expense as determined under the
fair value based method	$ (665,260)	$ (59,054)
Pro-forma	$ (955,201)	$ 20,463

Net income (loss) per stock – basic and diluted:
As reported	$ 0.00	$ 0.00
Pro-forma	$ (0.01)	$ 0.00

The weighted average fair value of the options granted was estimated at $0.24 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 159%, risk-free interest rates of 3.5%, and expected lives of five years.

7.

Income Taxes

There is no current or deferred tax expense for the years ended December 31, 2003, 2002 and 2001, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet is a result of the following:

	2003	2002
Deferred taxes:
NOL carryforwards	$ 4,687,523	$ 4,551,523
Valuation allowance	(4,687,523)	(4,551,523)
Net deferred tax assets	$ -	$ -

The net change in the valuation allowance for 2003 was an increase of $136,000 (2002 – decrease of $63,940) which was principally the result of net operating loss carryforwards.

The Company has available net operating loss carryforwards of approximately $13,400,000 for tax purposes to offset future taxable income which expire through 2023. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

	2003	2002
	%	%
Statutory federal income tax rate	(34.0)	(34.0)
Valuation allowance	34.0	34.0
Effective income tax rate	0.0	0.0

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a: CONTROLS AND PROCEDURES

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

Changes in Internal Controls

During the fourth quarter of fiscal 2003, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

INDY S. PANCHI (Age 39).  CEO, President, Director.  Mr. Indy S. Panchi, received his Bachelor’s degree in Business and Finance from Manchester University in June 1990 and acquired a Post Graduate Diploma in Management Studies from the University of Central England two years later (June, 1992).  In October 1992, he joined the Executive Agency of the Department of Trade and Industry’s British Insolvency Service.   In February 1998, Mr. Panchi was awarded an Executive Officer position with the British Foreign Office’s, Trade Partners UK (formerly, British Trade International).  From June 2000 thru April 2001, Mr. Panchi was self-employed as a business consultant, offering business development and market analysis consulting services to private companies, public corporations and start-up ventures.  In April 2001, Mr. Panchi accepted a position with Kanester Johal, a firm affiliated with Kingston Sorel International. Since July 2002, Mr. Indy Panchi has been working for BDO Dunwoody Ltd, the world’s fifth largest multinational accounting, insolvency and consulting organization. Mr. Panchi joined the Company as a Director and its President and Chief Executive Officer on September 22, 2003.

DEREK J. COOPER (Age 26).  Secretary, Treasurer, Director.  Mr. Derek J. Cooper, the Company’s newly appointed Director, Secretary and Treasurer, earned his Bachelor of Science degree in Physics at the University of British Columbia in May 2001, specializing in solid state and optics.  Subsequently, in April 2002, during his tenure at the diversified mining and metals giant Teck-Cominco, Mr. Cooper co-designed and commissioned a hydrometallurgy extraction process for molybdenum.  In January 2003, Mr. Cooper joined Syncrude Canada Ltd., the world’s largest producer of crude oil from oil sands and the largest single source producer in Canada. Mr. Cooper joined the Company as a director and its Secretary, Treasurer and Director on September 22, 2003.

HARMEL S. RAYAT, (Age 42). Chairman, Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., HepaLife Technologies, Inc. and eDeal.net, Inc. Mr. Rayat has served as a Director of the Company since December 4, 2000.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a part-time employee of the Company, collectively the respondents, consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14. On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the Securities and Exchange Commission that EquityAlert.com, Inc did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from violating Section 17(b) of the Securities Act of 1933; in addition, each agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2003 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2003, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2003 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year

Salary

Bonus

Other

Granted

Compensation

Harmel S. Rayat (1)

2003

 $27,000

$0

$0

0

$0

Chairman, Director

2002

 $144,000

$0

$0

0

$0

2001

 $149,500

$0

$0

0

$0

Indy Panchi

2003

 $0

$0

$1,150

0

$0

CEO, President,

2002

 $0

$0

$0

0

$0

Director

2001

 $0

$0

$0

0

$0

Derek Cooper,

2003

 $0

$0

$850

0

$0

Secretary, Treasurer,

2002

 $0

$0

$0

0

$0

Director

2001

 $0

$0

$0

0

$0

Ray Krauss (2)

2003

 $0

$0

$0

0

$0

Former CEO, President,

2002

 $0

$0

$0

0

$0

Director

2001

 $30,037

$0

$0

0

$0

Harvinder Dhaliwal (3)

2003

 $0

$0

$0

0

$0

Former Secretary,

2002

 $0

$0

$0

0

$0

Treasurer, Director

2001

 $0

$0

$0

0

$0

(1) During 2003, the Company incurred $29,000 (2002 - $144,000) in management and consulting fees to directors, of which $27,000 was to a director and a major stockholder. Of the amount incurred in 2002, $108,000 was converted to 15,428,571 common stock of the Company at $0.007 per share on September 20, 2002, being the fair market price of the shares. As at December 31, 2003, $63,000 (2002 - $36,000) is included in Accounts Payable-Related Party.

(2) Resigned as CEO, President and Director on September 22, 2003

(3) Resigned as Secretary, Treasurer and Director on September 22, 2003

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2003 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

  Expiration

Name

Options

in 2002

   Price ($/sh)

  Date

Harmel Rayat

0

0

n/a

n/a

Indy Panchi

0

0

n/a

n/a

Derek Cooper

0

0

n/a

n/a

Ray Krauss (1)

0

0

n/a

n/a

Harvinder Dhaliwal (2)

0

0

n/a

n/a

(1)

Resigned as CEO, President and Director on September 22, 2003

(2)

Resigned as Secretary, Treasurer and Director on September 22, 2003

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised         Value of Unexercised In-the-money

Options on December 31, 2003

Options on December 31, 2003

Name

    Exercisable

    Unexercisable

       Exercisable

      Unexercisable

Harmel Rayat

0

0

0

0

Indy Panchi

0

0

0

0

Derek Cooper

0

0

0

0

Ray Krauss (1)

0

0

0

0

Harvinder Dhaliwal (2)

0

0

0

0

(1)

Resigned as CEO, President and Director on September 22, 2003

(2)

Resigned as Secretary, Treasurer and Director on September 22, 2003

Changes in Control

There are no understandings or agreements, aside from the transaction completed and described under “Certain Relationships and Related Transactions,” known by management at this time which would result in a change in control of the Company.  If such transactions are consummated, of which there can be no assurance, the Company may issue a significant number of shares of capital stock which could result in a change in control and/or a change in the Company’s current management.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 24, 2004, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

  129,361,471

80%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Indy Panchi

                    0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Derek Cooper

           17,000

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

  129,378,471

80%

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management and Consulting Fees:

During 2003, the Company incurred $29,000 (2002 - $144,000) in management and consulting fees to directors, of which $27,000 was to a director and a major stockholder. Of the amount incurred in 2002, $108,000 was converted to 15,428,571 common stock of the Company at $0.007 per share on September 20, 2002, being the fair market price of the shares. As at December 31, 2003, $63,000 (2002 - $36,000) is included in Accounts Payable-Related Party.

Shareholder Advances:  During 2002, $15,700 was advanced by a director and majority stockholder to help pay for operating expenses. In 2003, The Company recorded imputed interest of $628 (2002 – $0) at an interest rate of 4% per annum.  As of December 31, 2003, this amount remained outstanding and is included in current liabilities.   On February 26, 2004, the entire balance was repaid in full.

Common Stock and Warrants:  On September 20, 2002, the Company accepted a private placement of $150,000 from three entities that are controlled by the two brothers and the father of a director and majority stockholder of the Company. The private placement involved the issuance of 21,428,571 restricted common stocks at $0.007 per stock, being the fair market price of the shares at the date of issuance, and 21,428,571 purchase warrants to acquire common stocks of the Company at $0.007 per stock until September 20, 2005. All of the warrants remain outstanding as of December 31, 2003.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this Annual Report:

10.1*

S-8 Filing on October 2, 2003

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(b)  During the Company’s fourth fiscal quarter, there were no reports filed on Form 8-K

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Clancy and Co., P.L.L.C, served as the Company's independent public accountants from inception to September 30, 2003, until their dismissal in January 2004.  The firm of Moore Stephens Ellis Foster Ltd. currently serves as the Company's independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB;  and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2003 and December 31, 2002 were $8,617 and $12,460.

Tax fees: The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by the Company’s principal accountant for fiscal 2003 and 2002 were $0 and $1,200.00 respectively.

All Other Fees: The aggregate  fees,  including  expenses,  billed for all other services  rendered to the Company by its principal  accountant  during year 2003 and 2002 were $675.00, in connection with the review of our Form S-8 registration in 2003 and $0 respectively,.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 8th day of April, 2004.

Enterprise Technologies, Inc.

/s/ Indy Panchi

Indy Panchi

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Indy Panchi

Director , President,

April 8, 2004

Indy Panchi

Chief Executive Officer

/s/ Harmel S. Rayat

Director

April 8, 2004

Harmel S. Rayat

/s/ Derek Cooper

Director, Secretary/Treasurer,

April 8, 2004

Derek Cooper

Principal Financial Officer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Indy Panchi, certify that:

(1)	I have reviewed this quarterly report on Form 10-KSB of Enterprise Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 8, 2004	By:	/s/ Indy Panchi
Indy Panchi President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Derek Cooper, certify that:

(1)	I have reviewed this quarterly report on Form 10-KSB of Enterprise Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 8, 2004	By:	/s/ Derek Cooper
Derek Cooper Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Enterprise Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Indy Panchi, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: April 8, 2004	By:	/s/ Indy Panchi
Indy Panchi President and Chief Executive Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Enterprise Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: April 8, 2004	By:	/s/ Derek Cooper
Derek Cooper Principal Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.