Form 10QSB
period 2004-03-31
ENTERPRISE TECHNOLOGIES INC
filed 2004-05-13
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

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

(604) 659-5004

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of April 28, 2004, there were 161,223,308 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTERPRISE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED MARCH 31, 2004

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

7

Item 3.  Controls and Procedures

14

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

15

Item 2. Changes in Securities and Use of Proceeds

15

Item 3. Defaults Upon Senior Securities

15

Item 4. Submission of Matters to a Vote of Security Holders

15

Item 5. Other Information

15

Item 6. Exhibits and Reports on Form 8-K

15

Signatures

16

Certifications

17

PART I - FINANCIAL INFORMATION

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

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(Unaudited)

ASSETS

Current Assets
Cash	$60,313
Total Current Assets	60,313

Total Assets	$60,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,080
Accounts payable – Related Party	63,000

Total Current Liabilities	$64,080

Stockholders' Equity
Preferred stock: $0.25 par value; Authorized shares: 1,000,000; Issued and outstanding, none	0
Common stock: $0.00001 par value; Authorized shares: 300,000,000; Issued and outstanding, 161,223,308	1,612
Additional paid in capital	14,118,083
Accumulated deficit	(14,123,462)
Total Stockholders' Equity	(3,767)

Total Liabilities and Stockholders’ Equity	$60,313

See notes to condensed financial statements

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Revenues	$0	$0

General and administrative
Management fees – Related Party	0	9,000
Other operating expenses	15,015	5,706
Total General and Administrative Expenses	15,015	14,706

Operating Loss	(15,015)	(14,706)

Other Income
Interest income	102	83

Provision for income taxes	0	0

Net loss available to common shareholders	$(14,913)	$(14,623)

Basic and diluted loss per common share	$(0.0000)	$(0.0000)

Weighted average common shares outstanding: Basic and diluted	161,223,308	160,323,308

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2003
Cash flows from operating activities
Net loss	$(14,913)	$(14,623)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase (decrease) in accounts payable	(6,720)	6,844
Increase (decrease) in shareholder loan payable	(15,700)	0
Total adjustments	(22,420)	6,844
Net cash flows used in operating activities	(37,333)	(7,779)

Cash flows from investing activities	0	0

Cash flows from financing activities

Loans from shareholder	0	0
Net cash flows provided by financing activities	0	0

Increase (Decrease) in cash and cash equivalents	(37,333)	(7,779)
Cash and cash equivalents, beginning of period	97,646	138,704
Cash and cash equivalents, end of period	$60,313	$130,925

Cash paid for interest and income taxes	$0	$0

See notes to condensed to financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

Note 1 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Enterprise Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2004 and the consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2003 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2003 Annual Report on Form 10-KSB.

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

	2004	2003
Numerator-net loss available to common stockholders	$(14,913)	$(14,623)
Denominator-weighted average number of common shares outstanding	161,223,308	160,323,308
Basic and diluted loss per common share	$(0.0000)	$(0.0000))

Note 4 – Related Party Transactions

Management Fees – During the three months ended March 31, 2004 and 2003, the Company charged $0 and $9,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of March 31, 2004, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month ending March 31, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements:

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized

Contingencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Results of Operations

Revenues.  The Company did not generate any revenues during the three months ended March 31, 2004 and March 31, 2003.

General and administrative expenses.   During the three months ended March 31, 2004, and the three months ended March 31, 2003, the Company incurred $15,015 and $14,706, respectively, in general and administrative expenses, an increase of 2%, attributable to operating expenses.

Interest income.  Interest income was $102 for the three month period ended March 31, 2004 versus $83 for the same period in 2003.  The increase in interest income is a direct result of changes in interest rates.  Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for income taxes. As of ended March 31, 2004, the Company's accumulated deficit was $14,123,462 and as a result, there has been no provision for income taxes to date.

Net income (loss).  For the three months ended March 31, 2004 and March 31, 2003, the Company recorded a net loss of $14,913 and $14,623 respectively.

Liquidity and Capital Resources

As at March 31, 2004, the Company had a cash balance of $60,313. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2004.

Net cash flows used in by operating activities was $37,333 for the three month period ending March 31, 2004, compared to net cash flows used of $7,779 for the same period in 2003, primarily due to a decrease in accounts payable and shareholder loan payable. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

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

Related Party Transactions

Management Fees – During the three months ended March 31, 2004 and 2003, the Company charged $0 and $9,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of March 31, 2004, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.

Properties – The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

Lack of Operating History

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

We have had limited revenues since inception. In 2003, and the three months ended March 31, 2004, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $14,123,462 through March 31, 2004. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

We are considered a penny stock.

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks."  These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.

Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them.  There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers.  The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock.  The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value.  Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

-

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

-

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

-

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation.  Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are  securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated  quotation  system  (NASDAQ-listed stocks must still meet  requirement  (i)  above);  or (iv) of an issuer with net tangible  assets  less than  $2,000,000  (if the issuer  has been in  continuous operation  for at least three years) or $5,000,000  (if in continuous  operation for less  than  three  years),  or with  average  annual  revenues  of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 of the  Commission  requires  broker-dealers  in penny stocks to approve the  account of any  investor  for  transactions  in such stocks  before selling  any  penny  stock  to  that  investor.   This  procedure  requires  the broker-dealer to (i) obtain from the investor information  concerning his or her financial  situation,  investment  experience  and investment  objectives;  (ii) reasonably  determine,  based on that  information,  that  transactions in penny stocks are  suitable  for the  investor  and that the  investor  has  sufficient knowledge and experience as to be reasonably  capable of evaluating the risks of penny stock  transactions;  (iii) provide the investor with a written  statement setting forth the basis on which the  broker-dealer  made the  determination  in (ii) above;  and (iv) receive a signed and dated copy of such statement from the investor,  confirming  that it  accurately  reflects  the  investor's  financial situation,  investment  experience and investment  objectives.  Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

PART II – Other Information

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

January 16, 2004:  Enterprise Technologies, Inc. announced the dismissal of Clancy and Co., P.L.L.C. and the appointment of Moore Stephens Ellis Foster Ltd., LLP to act as the Company’s independent auditor.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of May, 2004.

Enterprise Technologies, Inc.

/s/ Indy Panchi

Indy Panchi

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Indy Panchi

Director , President,

May 13, 2004

Indy Panchi

Chief Executive Officer

/s/ Harmel S. Rayat

Director

May 13, 2004

Harmel S. Rayat

/s/ Derek Cooper

Director, Secretary/Treasurer,

May 13, 2004

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2004	By:	/s/ Indy Panchi
Indy Panchi President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Derek Cooper certify that:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2004	By:	/s/ Derek Cooper
Derek Cooper Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Enterprise Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Indy Panchi, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: May 13, 2004	By:	/s/ Indy Panchi
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

In connection with the Quarterly Report of Enterprise Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: May 13, 2004	By:	/s/ Derek Cooper
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