Form 10QSB
period 2004-06-30
ENTERPRISE TECHNOLOGIES INC
filed 2004-08-13
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of August 5, 2004, there were 161,223,308 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

ENTERPRISE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED JUNE 30, 2004

PART I    FINANCIAL INFORMATION

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

15

Signatures

16

Certifications

17

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

(Unaudited)

ASSETS

Current Assets
Cash	$34,108

Total Current Assets	34,108

Total Assets	$34,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,200
Accounts Payable – Related Party	63,000
Total Current Liabilities	$64,200

Stockholders' Equity
Preferred Stock : $0.25 par value; Authorized shares 1,000,000; Issued and outstanding, none	0
Common Stock: $0.00001 Par Value; Authorized Shares,	1,612
300,000,000; Issued and outstanding 161,223,308
Additional Paid In Capital	14,118,083
Accumulated Deficit	(14,149,787)
Total Stockholders' Equity	(30,092)

Total Liabilities and Stockholders’ Equity	$34,108

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	For The Three Months Ended June 30, 2004	For The Three Months Ended June 30, 2003	For The Six Months Ended June 30, 2004	For The Six Months Ended June 30,2003

Revenues	$0	$0	$0	$0

Management Fees – Related Party	0	9,000	0	18,000
General and Administrative	26,381	5,584	41,397	11,290
Operating Loss	(26,381)	(14,584)	(41,397)	(29,290)
Other Income
Interest Income	56	76	159	159

Provision for Income Taxes	0	0	0	0

Net Loss Available to Common Shareholders	$(26,325)	$(14,508)	$(41,238)	$(29,131)

Basic Loss Per Common Share	$(0.0002)	$(0.0001)	$(0.0003)	$(0.0002)

Basic Weighted Average Common Shares Outstanding	161,223,308	160,323,308	161,223,308	160,323,308

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash Flows From Operating Activities
Net Loss	$(41,238)	$(29,131)
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Changes in Assets and Liabilities
Increase (Decrease) in Accounts Payable	(6,600)	15,974
Increase (Decrease) in Shareholder Payable	(15,700)	0
Total Adjustments	(22,300)	15,974
Net Cash Used By Operating Activities	(63,538)	(13,157)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Loans from shareholder	0	0
Net Cash Provided By Financing Activities	0	0

Increase (Decrease) in Cash and Cash Equivalents	(63,538)	(13,157)
Cash and Cash Equivalents, Beginning of Period	97,646	138,704
Cash and Cash Equivalents, End of Period	$34,108	$125,547

Supplemental Information
Interest	$0	$0
Income Taxes	$0	$0

See notes to condensed financial statements.

ENTERPRISE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2004

Note 1 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Enterprise Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2004 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2003 Annual Report on Form 10-KSB.

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

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic and diluted loss per share is as follows at June 30, 2004:

	Three Months Ended June 30/04	Six Months Ended June 30/04	Three Months Ended June 30/03	Six Months Ended June 30/03
Numerator-net loss available to common stockholders	$ (26,325)	$(41,238)	$(14,508)	$(29,131)
Denominator-weighted average number of common shares outstanding	161,223,308	161,223,308	160,323,308	160,323,308
Basic and diluted loss per common share	$ (0.0002)	$ (0.0003)	$(0.0001)	$(0.0002)

Note 4 – Related Party Transactions

Management Fees – During the six months ended June 30, 2004 and 2003, the Company charged $0 and $18,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of June 30, 2004, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and six month periods ending June 30, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at June 30, 2004, the Company had a cash balance of $34,108. The Company has financed its operations primarily through cash on hand during the three and six month period ending June 30, 2004.

Net cash flows used in by operating activities was $63,538 for the six month period ending June 30, 2004, compared to net cash flows used of $13,157 for the same period in 2003, primarily due to the repayment of a shareholder loan to a Director and majority shareholder.

Related Party Transactions

Management Fees – During the six months ended June 30, 2004 and 2003, the Company charged $0 and $18,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director and majority stockholder. As of June 30, 2004, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.

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

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Post-Retirement Benefits.”  SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15,2 004.  The adoption of SFAS 132(R) does not have an impact on the Company’s financial position or results of operations.

In December 2003, the American Institute of Certified Public Accountants and Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options , and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No 105.  SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate.  SAB No 105 is effective for loan commitments entered inor on or after April 1, 2004.  The adoption of SAB No. 105 does not have an impact on the Company’s consolidated financial statements.

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

We have had limited revenues since inception. In 2003, and the six months ended June 30, 2004, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $14,149,787 through June 30, 2004. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of August 5, 2004, our officers and board members own 80% of the 161,223,308 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

-

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by

-

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

inexperienced sales persons;

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of August, 2004.

Enterprise Technologies, Inc.

/s/ Indy Panchi

Indy Panchi

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Indy Panchi

Director , President,

August 13, 2004

Indy Panchi

Chief Executive Officer

/s/ Harmel S. Rayat

Director

August 13, 2004

Harmel S. Rayat

/s/ Derek Cooper

Director, Secretary/Treasurer,

August 13, 2004

Derek Cooper

Principal Financial Officer

Exhibit 31.1

CERTIFICATION

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2004	By:	/s/ Indy Panchi
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2004	By:	/s/ Derek Cooper
Derek Cooper Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Enterprise Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Indy Panchi, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: August 13, 2004	By:	/s/ Indy Panchi
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

In connection with the Quarterly Report of Enterprise Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

ENTERPRISE TECHNOLOGIES, INC.

Date: August 13, 2004	By:	/s/ Derek Cooper
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