Form 10QSB
period 2004-09-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2004-11-15
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

PHYTOMEDICAL TECHNOLOGIES, INC.

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of November 3, 2004, there were 161,298,308 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2004

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

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

 (FORMERLY KNOWN AS ENTERPRISE TECHNOLOGIES, INC.)

INTERIM CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(Unaudited)

ASSETS	Sept. 30, 2004	Dec. 31, 2003

Current Assets
Cash and cash equivalents	$235,593	$97,646

Total Current Assets	235,593	97,646

Total Assets	$235,593	$97,646

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable	$ 1,320	$7,800
Accounts Payable – Related Party (Note 4)	63,000	$63,000
Loans from shareholder	251,000	$15,700
	315,320	$86,500
Stockholders' Deficiency
Preferred Stock: $0.25 par value; Authorized shares 1,000,000; Issued and outstanding, none	-
Common Stock: $0.00001 Par Value; Authorized Shares, 300,000,000; Issued and outstanding, 161,223,308	1,612	1,612
Additional Paid In Capital	14,118,083	14,118,083
Accumulated Deficit	(14,199,422)	(14,108,549)
Total Stockholders' Deficiency	(79,727)	11,146

Total Liabilities and Stockholders’ Deficiency	$235,593	97,646

See notes to condensed financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS ENTERPRISE TECHNOLOGIES, INC.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	For The Three Months Ended Sept. 30, 2004	For The Three Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30, 2004	For The Nine Months Ended Sept. 30,2003

Revenues	$0	$0	$0	$0

General and administrative expenses
Management fees – related party (Note 4)	6,000	9,000	6,000	27,000
General and Administrative	43,693	229,952	85,090	241,242
Total general and administrative expenses	49,693	238,952	91,090	268,242

Operating loss	(49,693)	(238,952)	(91,090)	(268,242)

Other Income
Interest income	58	100	217	259

Provision for income taxes	0	0	0	0

Net loss available to common shareholders	$(49,635)	$(238,852)	$(90,873)	$(267,983)

Basic and diluted loss per common share	$(0.000)	$(0.001)	$(0.0006)	$(0.002)

Weighted average common shares outstanding	161,223,308	160,362,438	161,223,308	160,338,143

See notes to condensed financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

 (FORMERLY KNOWN AS ENTERPRISE TECHNOLOGIES, INC.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
Cash Flows From Operating Activities
Net loss	$(90,873)	$(267,983)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services rendered (Note 4)	0	108,000
Common stock issued for accounts payable – related party	0	0
Liabilities to be settled through the issuance of shares	0	108,000
Changes in assets and liabilities
Increase (decrease) in Accounts payable	(6,480)	(1,921)
Increase (decrease) in Shareholder payable	(15,700)	27,000
Total adjustments	(22,180)	241,079
Net Cash Used In Operating Activities	(113,053)	(26,904)

Cash Flows From Investing Activities	0	0

Cash Flows From Financing Activities
Proceed from sales of common stock	0	0
Loans from shareholder	251,000	0
Net Cash Provided By Financing Activities	251,000	0

Increase (decrease) in cash and cash equivalents	137,947	(26,904)

Cash and cash equivalents, beginning of period	97,646	138,704

Cash and cash equivalents, end of period	$235,593	$111,800

Supplemental Information:
Interest	0	0
Income taxes	0	0

Noncash investing and financing activities:
Common stock issued for services	$0	$108,000
Accounts payable converted to equity	$0	$0

See notes to condensed financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

 (FORMERLY KNOWN AS ENTERPRISE TECHNOLOGIES, INC.)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Note 1 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Phytomedical Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2004 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2003 Annual Report on Form 10-KSB.

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

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic and diluted loss per share is as follows at September 30, 2004:

	For The Three Months Ended Sept. 30, 2004	For The Three Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30, 2004	For The Nine Months Ended Sept. 30,2003
Numerator-net loss available to common stockholders	$(49,635)	$(238,852)	$(90,873)	$(267,983)
Denominator-weighted average number of common shares outstanding	161,223,308	160,362,438	161,223,308	160,338,143
Basic and diluted loss per common share	$(0.000)	$(0.001)	$(0.0006)	$(0.002)

Note 4 – Related Party Transactions

Management Fees – During the nine months ended September 30, 2004 and 2003, the Company charged $6,000 and $27,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Indy Panchi, CEO and the President, Mr. Derek Cooper, a Director and Secretary/Treasurer, and Mr. Harmel S. Rayat, a Director and majority stockholder. As of September 30, 2004, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Shareholder Advances – August 18, 2004, Mr. Harmel S. Rayat, a director and majority stockholder, advanced the Company $1,000 loan and September 21, 2004 advanced a promissory note of $250,000 bearing interest at 7.50%, which will fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements. As of September 30, 2004, this amount remains outstanding.

Note 5 –Subsequent Event

On September 2004, the Board of Directors authorized a change in the Company’s name to PhytoMedical Technologies, Inc. and amended the Company’s Articles of Incorporation to reflect the change.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and nine month periods ending September 30, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

PhytoMedical Technologies, Inc., together with its wholly owned subsidiary, is a research based biopharmaceutical company specializing in the discovery, development and eventual commercialization of innovative plant derived pharmaceutical and nutraceutical compounds.

An estimated 300 new drugs of world-wide importance, worth over $150 billion, still remain to be discovered amongst the 250,000 species of higher plants found on earth, of which less than 15% have been investigated for bioactive compounds. Presently, twenty of the best selling drugs come from natural sources and 25% of all prescription drugs contain active compounds originally derived from or patterned after compounds derived from plants.

Named BDC 03, PhytoMedical’s first plant derived compound has pharmacologically active elements that have been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in animal studies.

For obese or overweight individuals, BDC 03’s potential capacity to decrease the deposition of fat and lower cholesterol is a vitally important therapeutic outcome. However, its prospective ability to induce overall weight gain in the form of lean muscle mass may well be the difference between life and death for individuals suffering from cachexia.

Cachexia, which is characterized by dramatic weight loss, not only of fatty tissue, but also muscle tissue and bone, is among the most devastating and life-threatening aspects of AIDS and cancer. Once the body loses 30% of its lean muscle mass, major organs are affected, resulting in death.

Sadly, cachexia afflicts 25% of all AIDS patients and upwards of 90% of all advanced cancer patients.  In fact, half of all cancer related deaths are a result of cachexia, not the cancer itself.

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

Plan of Operation

The Company’s cash requirements for the next twelve months will be provided by loans from shareholders or debt/equity financings, if necessary.  The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to search out and enter into suitable joint venture partnerships, to seek out additional revenue streams from the Company’s current intellectual property base and from other technology-based ventures, to recruit and train qualified management personnel and the Company's ability to compete against other, better capitalized corporations who offer similar services.

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

Liquidity and Capital Resources

As at September 30, 2004, the Company had a cash balance of $235,593. The Company has financed its operations primarily through cash on hand during the three and nine month period ending September 30, 2004.

Net cash flows used in by operating activities was $113,053 for the nine month period ending September 30, 2004, compared to net cash flows used of $26,904 for the same period in 2003, primarily due to the repayment of a shareholder loan to a Director and majority shareholder.

Related Party Transactions

Management Fees – During the nine months ended September 30, 2004 and 2003, the Company charged $6,000 and $27,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Indy Panchi, CEO and the President, Mr. Derek Cooper, a Director and Secretary/Treasurer, and Mr. Harmel S. Rayat, a Director and majority stockholder. As of September 30, 2004, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Shareholder Advances – August 18, 2004, Mr. Harmel S. Rayat, a director and majority stockholder, advanced the Company $1,000 loan and September 21, 2004 advanced a promissory note of $250,000 bearing interest at 7.50%, which will fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements. As of September 30, 2004, this amount remains outstanding.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the Company.

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

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Post-Retirement Benefits.”  SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004.  The adoption of SFAS 132(R) does not have an impact on the Company’s financial position or results of operations.

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

Although we organized Enterprise in 1986, we did not become active until 1995 and have been continually developing our MedCare Program since that time until September 2004. Since September 2004, the Company amended its Articles of Incorporation to effect a name change to PhytoMedical Technologies.  This is in the Company's best interests because it more accurately reflect the Company’s focus and interest in the development and or acquisition of technologies involving plant derived pharmaceutical and nutraceutical compounds. As a result, our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services.

We have had limited revenues since inception. In 2003, and the nine months ended September 30, 2004, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $14,199,422 through September 30, 2004. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Inability to Obtain Funding

We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities, as well as result in lower than anticipated revenues. We may require additional financing to pursue relationships with joint venture partners. If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of November 3, 2004, our officers and board members own 80% of the 161,298,308 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

Government Regulation

Unfavorable governmental regulation in the future could threaten our viability. Our business is heavily regulated. The Company is subject to regulation under the Federal Anti-Kickback Statute and the Federal Self- Referral Statute. In addition, legislators continually enact new legislation. The process of obtaining regulatory approvals can be lengthy and expensive, and the issuance of these approvals is uncertain. Currently, we believe that we are in compliance with all currently existing regulations that apply to us. However, if the federal or state government were to enact any new regulations, we may not be able to obtain the necessary approvals on a timely basis, or at all. Should legislators enact new legislation that is unfavorable to our business, this could, among other things, result in fines, suspensions of regulatory approvals, operating restrictions and criminal prosecution. We cannot predict whether any new reforms will be enacted, the types of approvals that will be required, or the effect of any enacted reform on our business.

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

Competition

In the evolving healthcare field, if we do not continually develop the Company’s compunds, and any other future business opportunities, our services could become uncompetitive or obsolete.   Healthcare is a rapidly evolving field in which other companies may have greater financial and research and development resources than we do.

Intellectual Property and Other Proprietary Rights

The Company's ability to compete and expand effectively will depend, in part, on its ability to develop and maintain certain proprietary aspects of its BDC03 compound. There can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company's trade secrets, know-how or other information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. While certain proprietary aspects of PhytoMedical’s compounds remain an important part of the business, the Company believes its long-term success, as a business will depend primarily upon its high quality clinical outcomes and service and its success in seeking a suitable joint venture partner.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s Annual General Meeting held on August 31, 2004, the Company’s shareholders unanimously voted in favor for the resolution to amend the Articles of Incorporation to change the Company's name to "PhytoMedical Technologies, Inc."

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

August 5, 2004:  On July 29, 2004, Phytomedical Technologies Corporation, a wholly owned subsidiary of Enterprise Technologies, Inc., entered into an exclusive worldwide licensing agreement with New York University (NYU) for certain patented inventions (“NYU Patents”) related to pharmacologically active elements of a muira puama plant extract and ion channel modulators from natural sources.

August 5, 2004:  Enterprise Technologies, Inc. issued a press release, attached hereto as Exhibit 99.1, announcing that its wholly owned subsidiary, Phytomedical Technologies Corporation, has entered into an exclusive worldwide licensing agreement with New York University (NYU) for certain patented inventions (“NYU Patents”) related to pharmacologically active elements of a muira puama plant extract and ion channel modulators from natural sources.

September 13, 2004:  On September 1, 2004 the Company filed with the Nevada Secretary of State, amended and restated articles of incorporation, with the proposed amendments approved at the Company’s annual meeting of shareholders on August 31, 2004. The amendments are described in the Proxy Statement.

On September 8, 2004, the Company announced the successful change of the Company’s name from Enterprise Technologies, Inc. to PhytoMedical Technologies, Inc. effective September 7, 2004.  The press release is attached hereto as Exhibit 99.1.  The Company’s new symbol is “PYTO”.

At a Board of Directors meeting held on September 10, 2004, the Company’s Board of Directors agreed to accept a loan of up to $1,000,000 from Harmel S. Rayat, a Director and majority shareholder of PhytoMedical Technologies, Inc. Proceeds from the loan, which will be drawn down on a “as needed basis” at a rate of prime plus 3%, will fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements.

On September 13, 2004, the Company drew down $250,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on September 13, 2005 and bears an interest rate of 7.50%.

September 27, 2004:   On September 22, 2004, PhytoMedical Technologies, Inc. issued a news release to announce the formation of its Scientific Advisory Board

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 3rd day of November, 2004.

PhytoMedical Technologies, Inc.

/s/ Indy Panchi

Indy Panchi

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Indy Panchi

Director , President,

November 3, 2004

Indy Panchi

Chief Executive Officer

/s/ Harmel S. Rayat

Director

November 3, 2004

Harmel S. Rayat

/s/ Derek Cooper

Director, Secretary/Treasurer,

November 3, 2004

Derek Cooper

Principal Financial Officer

Exhibit 31.1

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Indy Panchi, certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB of PhytoMedical Technologies, Inc. (the “registrant”);

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

Date: November 3, 2004

By:

/s/ Indy Panchi

Indy Panchi

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Derek Cooper certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB of PhytoMedical Technologies, Inc. (the “registrant”);

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

Date: November 3, 2004

By: /s/ Derek Cooper

Derek Cooper

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Indy Panchi, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: November 3, 2004	By:	/s/ Indy Panchi
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

In connection with the Quarterly Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: November 3, 2004	By:	/s/ Derek Cooper
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