Form 10KSB
period 2004-12-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2005-03-31
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number 000-28790

PHYTOMEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

87-0429962B

(I.R.S. Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia,  V6J 1G1

(Address of principal executive offices)

(800) 611-3388

(Registrant’s telephone number, including area code)

Common Stock, $.00001 par value per share

Title of Each Class

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

Aggregate market value of Common Stock, $0.00001 par value, held by non-affiliates of the registrant as of March 29, 2005: $35,246,425. Number of shares of Common Stock, $0.00001 par value, outstanding as of March 29, 2005: 168,541,165.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

34

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2004, and specifically in the items entitled "Management’s discussion and analysis of financial condition and results of operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. We currently have no commercial products intended to diagnose, treat, prevent or cure any disease. The statements contained in this Form 10-KSB regarding our on going research and development and the results attained by us to-date have not been evaluated by the Food and Drug Administration. There can be no assurance that further research and development, and /or whether clinical trial results, if any, will validate and support the results of our preliminary research and studies. Further, there can be no assurance that the necessary regulatory approvals will be obtained or that we will be able to develop commercially viable products on the basis of its technologies. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

PhytoMedical Technologies, Inc., a Nevada Corporation, has an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock, with 168,541,165 outstanding, and 1,000,000 shares are $0.25 par value preferred stock, of which none are outstanding.

Description of Business

PhytoMedical Technologies, Inc. (“PhytoMedical” or the “Company”), together with its wholly owned subsidiaries, is an early stage research based biopharmaceutical company focused on the identification, acquisition, development and eventual commercialization of innovative plant derived pharmaceutical and nutraceutical compounds targeting cachexia, obesity and diabetes.

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

Presently, through contract research organizations, the Company is working to isolate potentially active pharmacological elements in PhytoMedical's first plant derived compound, BDC-03, which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in studies of growing animals

For obese or overweight individuals, BDC-03’s potential capacity to decrease the deposition of fat and lower cholesterol would be a vitally important therapeutic outcome. However, its prospective ability to induce overall weight gain in the form of lean muscle mass may well be the difference between life and death for individuals suffering from cachexia.

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

Additionally, through a Cooperative Research and Development Agreement, PhytoMedical is working towards synthesizing the active components of several polyphenolic compounds found in cinnamon bark and characterizing their beneficial health effects in cell cultures systems, animals and ultimately humans.

These compounds, which increase insulin sensitivity by activating key enzymes that stimulate insulin receptors, while inhibiting the enzymes that deactivate them, have increased sugar metabolism by a factor of 20 in test tube assays using fat cells. Impaired sugar and fat metabolism, present in millions around the world, may lead to Type-2 diabetes and cardiovascular diseases.

Insulin is a hormone made by the pancreas to help the body use glucose (sugar) for energy. In people with Type-2 diabetes, either the pancreas doesn't make enough insulin or the body is unable to use it correctly. Without sufficient insulin, glucose accumulates in the blood and urine, and the cells of the body are starved, a condition known as diabetes - the leading cause of end-stage renal disease, blindness and lower limb amputations.

Diabetes, which results from the body’s inability to produce enough insulin or use it efficiently, affects 18.2 million people in the United States, or 6.3% of the population (American Diabetes Association). The Centers for Disease Control and Prevention expects this number to rise to over 30 million by 2030. As the leading cause of end-stage renal disease, blindness and lower limb amputations, diabetes now costs the health care system over $132 billion each year.

While the causes of diabetes are not entirely clear, it is known that diet plays a key role in the prevention and cure of diabetes.  In fact, research studies have shown that aqueous extracts of cinnamon improves the action of insulin and helps to control risk factors associated with diabetes including, glucose, insulin, cholesterol, triglycerides and related variables.

One study published in Diabetes Care, a journal of the American Diabetes Association, showed that as little as one gram a day of cinnamon – one-fourth of a teaspoon twice a day – can lower blood sugar by an average of 18 to 29 percent, triglycerides (fatty acids in the blood) by 23 to 30 percent, LDL (or “bad”) cholesterol by 7 to 27 percent and total cholesterol by 12 to 26 percent. Changes in HDL (“good”) cholesterol were not significant. Amazingly, the study found that the beneficial effects of cinnamon lasted for at least 20 days after people stopped taking it.

At present, the Company does not currently have commercial products intended to diagnose, treat, cure or prevent any disease. The statements contained in this Form 10-KSB regarding our on going research and development and the results attained by us to-date have not been evaluated by the Food and Drug Administration. There can be no assurance that further research and development, and /or whether clinical trial results, if any, will validate and support the results of our preliminary research and studies.

Employees

At December 31, 2004, the Company employed 3 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

Lack of Operating History

Our business is subject to the risks inherent in the establishment of a new business. In formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our products. Because of our limited operating history and lack of past profitability, you may lose your investment if we are unable to successfully market our products and implement our business plan.

We have had limited revenues since inception. In 2004, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $14,795,044 through December 31, 2004. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Inability to Obtain Funding

The process of developing our products requires significant research and development efforts, including basic research, preclinical and clinical development, as well as FDA regulatory approval. Our ability to achieve profitability depends on our ability, alone or with future potential collaborators, to develop our drug candidates, conduct clinical trials, obtain necessary regulatory approvals, and manufacture, distribute, market and sell our drug products. We cannot assure you that we will be successful at any of these activities or predict when we will ever become profitable.

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

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 29, 2005, our officers and board members own 77% of the 168,541,165 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. All of our products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an IND application that must be approved before clinical trials can begin in humans. Typically, clinical evaluation involves a time consuming and costly three-phase process.

Phase I

Clinical trials are conducted with a small number of patients to determine the early safety profile, maximum tolerated dose and pharmacological properties of the product in human volunteers.

Phase II

Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

Phase III

Large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a specific disease in order to determine safety and efficacy as primary support for regulatory approval by the FDA to market a product candidate for a specific disease.

The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. To date, we have not conducted any clinical trials.

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of an NDA or a biologics licensing application for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. FDA approvals may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies, known as Phase IV, to evaluate long-term effects.

In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved compound for treatment of new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

We will also have to complete an approval process similar to that in the United States in virtually every foreign target market for our products in order to commercialize our product candidates in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our corporate collaborators.

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

Competition

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face competition from numerous pharmaceutical companies, pharmaceutical divisions of chemical companies, and biotechnology companies of various sizes. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities. Developments by others may render our product candidates or technologies obsolete or noncompetitive.

Compared to us, many of our competitors and potential competitors have substantially greater:

-

capital resources;

-

research and development resources, including personnel and technology;

-

regulatory experience;

-

preclinical study and clinical testing experience;

-

manufacturing and marketing experience; and

-

production facilities.

Any of these competitive factors could harm our business, prospects, financial condition and results of operations, which could negatively affect our stock price.

Limited Experience

Even if we are able to develop our products and obtain necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing our products. We currently have no sales, marketing or distribution infrastructure. Accordingly, we are dependent on our ability to find collaborative marketing partners or contract sales companies for commercial sale of any future products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues.

Intellectual Property

The Company relies on a combination of copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with employees, vendors and others to protect its rights to intellectual property. These measures, however, may be inadequate to deter misappropriation of proprietary information. Failure to adequately protect its intellectual property could harm the Company, devalue its proprietary content and affect the Company's ability to compete effectively.

Our success depends in significant part on our ability to obtain important research and invention licenses, obtain patents, protect trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights.

If we do obtain patents, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

We may not hold proprietary rights to all of the patents related to our proposed products. These patents may be owned or controlled by third parties. As a result, we or any future collaborative partners may be required to obtain licenses under third-party patents to market our proposed products. If licenses are not available on acceptable terms, we or any future collaborative partners will not be able to market these products or services.

Research Agreement

We are a party to a Cooperative Research and Development Agreement which grants the Company an option to negotiate an exclusive license to any invention or other intellectual property conceived or reduced to practice under the Agreement which is patentable or otherwise protectable under Title 35 of the United States Code or under the patent laws of a foreign country. There can be no assurance that such a license will be granted to us or that we can obtain a license on terms favorable to us. If we do not obtain an exclusive license, our ability to generate revenue would be adversely affected.

We expect to enter into additional research agreements and licenses in the future that relate to important technologies that may be necessary for the development and commercialization of related and unrelated products. These agreements and licenses may impose various commercialization, indemnification, royalty, insurance and other obligations on us, which, if we fail to comply may result in the termination of these agreements and licenses or make the agreements and licenses non-exclusive, which could affect our ability to exploit important technologies that are required for successful development of our products.

Insurance Coverage

Our products may prove to be unsuccessful if various parties, including government health administration authorities, private healthcare insurers and other healthcare payers, such as health maintenance organizations and self-insured employee plans that determine reimbursement to the consumer, do not accept our products for reimbursement. Sales of therapeutic and other pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from these third party payers. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that reimbursement will be available, if at all. If we fail to achieve adequate reimbursement levels, patients may not purchase our products and sales of these products will be absent or reduced.

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

Stock Price Fluctuations

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

-

negative results from our research efforts, future clinical or pre-clinical studies or adverse FDA decisions related to our product candidates;

-

speculation in the press or investment community;

-

strategic actions by us or our competitors, such as acquisitions or restructurings;

-

low average daily trading volumes;

-

general market conditions, and

-

numerous other factors unrelated to our performance.

The stock markets in general and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Independent Directors.

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2004. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "PYTO". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2003

$0.03

$0.02

Second Quarter 2003

$0.06

$0.01

Third Quarter 2003

$0.49

$0.04

Fourth Quarter 2003

$0.58

$0.25

First Quarter 2004

$0.55

$0.34

Second Quarter 2004

$0.45

$0.36

Third Quarter 2004

$0.69

$0.38

Fourth Quarter 2004

$1.50

$0.46

January 1, 2005 - March 21, 2005

$1.24

$0.85

As of December 31, 2004, there were approximately 294 stockholders of record of the Company's Common Stock.

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

25,860,714

$0.06

5,250,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

25,860,714

$0.06

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

Overview

PhytoMedical Technologies, Inc., together with its wholly owned subsidiaries, is an early stage research based biopharmaceutical company specializing in the discovery, development and eventual commercialization of innovative plant derived pharmaceutical and nutraceutical compounds targeting cachexia, obesity and diabetes.

Presently, through contract research organizations, the Company is working to isolate potentially active pharmacological elements in PhytoMedical's first plant derived compound, BDC-03, which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in studies of growing animals.

Additionally, through a Cooperative Research and Development Agreement, PhytoMedical is working towards synthesizing the active components of several polyphenolic compounds found in cinnamon bark and characterizing their beneficial health effects in cell cultures systems, animals and ultimately humans.

These compounds, which increase insulin sensitivity by activating key enzymes that stimulate insulin receptors, while inhibiting the enzymes that deactivate them, have increased sugar metabolism by a factor of 20 in test tube assays using fat cells. Impaired sugar and fat metabolism, present in millions around the world, may lead to Type-2 diabetes and cardiovascular diseases.

Results of Operations

Revenues:  The Company is a development stage company and has not generated any revenues in 2004 and 2003.

General and Administrative Expenses:  During 2004, the Company incurred $687,075 in general and administrative expenses, an increase of 137% over 2003 expenses of $290,333. The increase is primarily attributable to increased research and development expenses and costs related to the Company’s ongoing shareholder and investor relations program for the purposes of increasing industry and investor awareness and enhancing the Company’s image in the investment and biotechnology fields.

Interest Income:  Interest income was $580 and $392 for the years ended December 31, 2004, and 2003, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of December 31, 2004, the Company's accumulated deficit was $14,795,044, and as a result, there has been no provision for income taxes to date.

Net Income:  For the year ended December 31, 2004, the Company recorded a net loss of $686,495 compared to net income of $289,941 for the same period in 2003. The increase is primarily attributable to research and development costs and investor relations services.

Liquidity and Capital Resources

At December 31, 2004, the Company had a cash balance of $337,538 compared to a cash balance of $97,646 at December 31, 2003.

During 2004, the Company used $675,884 of net cash from operating activities, as compared to $41,058 of net cash used in 2003 due to an increase in investor relations expenses and research and development costs.

Net cash provided by financing activities was $915,776 for 2004 compared to $0 for 2003. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from warrant and stock option exercises.

Cooperative and License Agreements

On July 29, 2004, Phytomedical Technologies Corporation, a wholly owned subsidiary of PhytoMedical Technologies, Inc., entered into an exclusive worldwide licensing agreement with New York University (NYU) for certain patented inventions (“NYU Patents”) related to pharmacologically active elements of a muira puama plant extract and ion channel modulators from natural sources.

In consideration for the grant of the License, PhytoMedical Technologies Corporation agreed to:

- reimburse NYU for its patent costs incurred to date;

- pay to NYU a royalty of four percent (4%) of the net sales of all licensed products related to medical, pharmacological, therapeutic, prophylactic, nutritional and research applications of the muira puama extract;

- pay NYU twenty percent (20%) of the net sales for all other licensed products;

- pay NYU ten percent (10%) of all sublicense fees.

In connection with the licensing agreement, PhytoMedical Technologies Corporation granted to each of NYU and Dr. Bruce Cherksey, a NYU scientist and inventor of the NYU Patents, an option to acquire, for a period of two years from July 29, 2004, a number of shares equal to 12.5% of the outstanding common stock of PhytoMedical on a fully diluted basis.

This combined 25% equity position may not be diluted until a total of $1,825,000, after deduction of all related financing costs, has been invested to further develop the technology.  Thereafter, NYU and Dr. Cherksey will be diluted pari passu with other equity holders of PhytoMedical Technologies Corporation.

On December 1, 2004, Polyphenol Technologies Corporation, a wholly owned subsidiary of PhytoMedical Technologies, Inc., entered into a three year, three-way Cooperative Research and Development Agreement (CRADA) with the USDA's Agricultural Research Service (ARS) and Iowa State University (ISU). Polyphenol Technologies Corporation committed to providing $666,336 in research funding to the ARS and $186,865 to ISU under the following schedule:

ARS:

Year 1: $ 238,300 in 4 installments, the first of which is due to ARS within 30 days of signing of the CRADA, with the following three payments commencing at the hiring of appropriate research personnel  and at three month intervals thereafter;

Year 2: $ 210,531 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment; and

Year 3: $ 217,505 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment.

ISU:

Year 1: $ 60,000 to ISU in 4 quarterly installments, the first of which is due within 30 days of signing of the CRADA, with the following three payments commencing at the hiring of appropriate research personnel  and at three month intervals thereafter;

Year 2: $ 62,251 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment; and

Year 3: $ 64,614 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

All rights, title, and interest in any subject invention made solely by employee(s) of ARS shall be owned by ARS, solely by the Company are owned by the Company, solely by ISU are owned by ISU, owned jointly by any of three parties if made by any of those parties.

The Agreement or parts thereof, is subject to termination at any time by mutual consent.  Any party may unilaterally terminate the entire agreement at any time by giving the other parties written notice not less than sixty calendar days prior to the desired termination date.

Plan of Operation

Presently, through contract research organizations, the Company is working to isolate potentially active pharmacological elements in PhytoMedical's first plant derived compound, BDC-03, which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in studies of growing animals.

Additionally, through a Cooperative Research and Development Agreement, PhytoMedical is working towards synthesizing the active components of several polyphenolic compounds found in cinnamon bark and characterizing their beneficial health effects in cell cultures systems, animals and ultimately humans.

The Company anticipates that its major shareholder will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2005, however, if necessary additional funds maybe provided by debt or equity financings.

Due to the "start up" nature of the Company's business, the Company expects to incur losses as the Company conducts its ongoing research and product development programs. We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for any possible acquisitions or new technologies, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2005. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Related Party Transactions

Management, Consulting Fees and Stockholder Advances

In 2004, the Company incurred $11,700 (2003 - $29,000) in management and consulting fees to directors, of which $3,500 was to a director and major stockholder.  Included in accounts payable – related parties as at December 31, 2004, is management and consulting fees of $4,000 incurred in 2004 and $63,000 incurred in previous years.

Advances from stockholder – related party at December 31, 2004 is represented by $1,000 advanced by a director and majority stockholder to help pay for operating expenses. The advance is unsecured, and non-interest bearing.  Imputed interest on the advance has not been included in the financial statements because the amount is immaterial.

Notes payable

At a Board of Directors meeting held on September 10, 2004, the Company’s Board of Directors agreed to accept a loan of up to $1,000,000 from a director and major stockholder. Proceeds from the loan, which will be drawn down on an “as needed basis”, will be used to fund the Company’s research and product development programs, management fees, staff salaries, ongoing investor and public relations costs, legal and audit costs, and other working capital requirements.

On September 13, 2004, the Company drew down $250,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 7.50% per annum, due on September 13, 2005.

On December 31, 2004, the Company drew down an additional $250,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 8.25% per annum, due on December 31, 2005.

Accrued interest expense on the promissory notes of $4,688 for 2004 is included in accounts payable – related parties at December 31, 2004.

In December 2004, the same director and major stockholder of the Company paid $323,776 in investor relation fees on behalf of the Company.  For reimbursement, the Company issued an unsecured promissory note bearing interest at a rate of 8.50% per annum and due on September 1, 2006.

Common Stock and Warrants

Of the total warrants outstanding as at December 31, 2004, 7,000,000 warrants are held by the Company’s director and majority stockholder, and 14,285,714 are held by companies controlled by unaffiliated family members of the same director and majority stockholder of the Company.

Rent

The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada.  These premises are owned by a private corporation controlled by a director and majority stockholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors’ Report from Moore Stephens Ellis Foster Ltd.

15

Balance Sheet as of December 31, 2004

16

Statements of Changes in Stockholders’ Equity for the period from inception to December 31, 2004

17

Statements of Operations for years ended December 31, 2004 and 2003, and for the period from inception to December 31, 2004

18

Statements of Cash Flows for the years ended December 31, 2004 and 2003,

and for the period from inception to December 31, 2004

19

Notes to the Financial Statements

20-27

MOORE STEPHENS

ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 737-8117  Facsimile: (604) 714-5916

Website:   www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PHYTOMEDICAL TECHNOLOGIES, INC.

(formerly Enterprise Technologies, Inc.)

& SUBSIDIARIES

We have audited the consolidated balance sheets of PhytoMedical Technologies, Inc. (formerly Enterprise Technologies, Inc.) & Subsidiaries (“the Company”) as at December 31, 2004 and the related consolidated statements of stockholders’ equity (deficiency), operations and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant recurring net losses resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also disclosed in Note 1 to the financial statements.  The ability to meet its future financing requirements and the success of future operations cannot be determined at this time.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“MOORE STEPHENS ELLIS FOSTER LTD.”

March 15, 2005

Chartered Accountants

PHYTOMEDICAL TECHNOLOGIES, INC.
(formerly Enterprise Technologies, Inc.)
& SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2004
(Expressed in U.S. Dollars)
2004

ASSETS

Current assets
Cash and cash equivalents	$337,538

Total assets	$337,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$24,424
Accounts payable – related parties	71,687
Advances from stockholder – related party	1,000
Promissory notes - related party	823,776

Total liabilities	920,887

Stockholders' Deficiency
Preferred stock (authorized: 1,000,000 shares):
convertible series B, $0.25 par value
issued and outstanding: nil	-
Common stock: $0.00001 par value; Authorized: 300,000,000
issued and outstanding: 168,541,165	1,685
Additional paid-in capital	14,210,010
Accumulated deficit	(14,795,044)

Total stockholders' deficiency	(583,349)

Total liabilities and stockholders' deficiency	$337,538

Commitments and contingencies

The accompanying notes are an integral part of these financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC.
(formerly Enterprise Technologies, Inc.)
& SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficiency)
Years Ended December 31, 2004 and 2003
(Expressed in U.S. Dollars)
								Total
						Compre-	Accumulated	stock-
			Additional	Accumulated		hensive	other	holders'
	Common shares		paid-in	earnings		income	comprehensive	equity
	Shares	Amount	capital	(deficit)		(loss)	income	(deficiency)

Balance, December 31, 2002	160,323,308	$1,603	$13,901,464	$(13,818,608)	$		$-	$84,459

Common stock issued for services rendered	900,000	9	215,991	-		-	-	216,000

Imputed interest	-	-	628	-		-	-	628

Loss, year ended December 31, 2003	-	-	-	(289,941)		(289,941)	-	(289,941)

Total comprehensive (loss)						$(289,941)

Balance, December 31, 2003	161,223,308	$1,612	$14,118,083	$(14,108,549)			$-	$11,146

Common stock issued upon exercise of
stock options, at $0.24 per share	175,000	2	41,998	-		-	-	42,000

Common stock issued upon exercise
of warrants, at $0.007 per share	7,142,857	71	49,929	-		-	-	50,000

Loss, year ended December 31, 2004	-	-	-	(686,495)		(686,495)	-	(686,495)

Total comprehensive (loss)						$(686,495)

Balance, December 31, 2004	168,541,165	$1,685	$14,210,010	$(14,795,044)			$-	$(583,349)

The accompanying notes are an integral part of these financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC.
(formerly Enterprise Technologies, Inc.)
& SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003
(Expressed in U.S. Dollars)
	2004	2003

General and administrative expenses
Management and consulting fees - related parties	$11,700	$29,000
Investor relations	509,275	227,036
Other operating expenses	77,537	34,297
Research and development costs	88,563	-

Total general and administrative expenses	687,075	290,333

Operating (loss)	(687,075)	(290,333)

Interest income	580	392

Net (loss) for the year	$(686,495)	$(289,941)

Earnings (loss) per share
of common stock
- basic and diluted	$(0.00)	$(0.00)

Basic weighted average number
of common stocks outstanding
- basic and diluted	161,527,543	160,455,226

The accompanying notes are an integral part of these financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC.
(formerly Enterprise Technologies, Inc.)
& SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003
(Expressed in U.S. Dollars)
	2004	2003

Cash flows from (used in) operating activities
Net (loss) for the year	$(686,495)	$(289,941)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
- common stock issued for services rendered	-	216,000
- imputed interest on payable to stockholder	-	628
Changes in non-cash working capital items:
- increase in accounts payable and accrued liabilities	10,611	32,255

Net cash flows used in operating activities	(675,884)	(41,058)

Cash flows provided by financing activities
Promissory note proceeds from a major stockholder	823,776	-
Proceeds from the issuance of common stocks	92,000	-

Net cash flows provided by financing activities	915,776	-

Increase (decrease) in cash and
cash equivalents	239,892	(41,058)

Cash and cash equivalents, beginning of year	97,646	138,704

Cash and cash equivalents, end of year	$337,538	$97,646

Supplemental non-cash investing and
financing activities:

Interest paid in cash	$-	$-
Common stock issued for services	$-	$216,000
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC.

(formerly Enterprise Technologies, Inc.)

& SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2004 and 2003

(Expressed in U.S. Dollars)

1.

Organization and Nature of Operations

Phytomedical Technologies, Inc. (formerly Enterprise Technologies, Inc.) (the “Company”), a Nevada Corporation, has an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock and 1,000,000 shares are $0.25 par value preferred stock.  On September 7, 2004, the Company changed its name to PhytoMedical Technologies, Inc.

PhytoMedical Technologies, Inc., together with its wholly owned subsidiaries, is an early stage research based biopharmaceutical company specializing in the discovery, development and eventual commercialization of innovative plant derived pharmaceutical and nutraceutical compounds targeting cachexia, obesity and diabetes.

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

2.

Significant Accounting Policies

(a)

Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)

Principles of Consolidation

The consolidated financial statements include the accounts of PhytoMedical Technologies, Inc. and its wholly owned subsidiaries, PhytoMedical Technologies Corporation, incorporated on March 9, 2004 and Polyphenol Technologies Corporation, incorporated on August 24, 2004, both Nevada corporations.  All significant intercompany transactions and balances have been eliminated.

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

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for the year ended December 31, 2004.

(e)

Research and Development Costs

Research and development costs are expensed as incurred.

(f)

Fair Value of Financial Instruments

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, accounts payable – related parties approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(g)

Advertising Expenses

The Company expensed advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2004 and 2003.

(h)

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

(i)

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

(j)

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

(k)

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

(l)

Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Stockholders' Equity (Deficiency).  Comprehensive income (loss) comprises equity except those resulting from investments by owners and distributions to owners.

(m)

Foreign Currency Translation

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into their functional currency, which is U.S. Dollar, in the following manner:

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. Dollars by using the exchange rate in effect at that date. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

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

As at December 31, 2004, the Company did not have any goodwill or intangible assets with indefinite or definite life.

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

(q)

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of FASB No. 123(R), will not have a material impact on the Company’s financial statements.

3.

Related Party Transactions

(a)

Management, Consulting Fees and Stockholder Advances

In 2004, the Company incurred $11,700 (2003 - $29,000) in management and consulting fees to directors, of which $3,500 was to a director and major stockholder.  Included in accounts payable – related parties as at December 31, 2004 is management and consulting fees of $4,000 incurred in 2004 and $63,000 incurred in previous years.

Advances from stockholder – related party at December 31, 2004 is represented by $1,000 advanced by a director and majority stockholder to help pay for operating expenses. The advance is unsecured, and non-interest bearing.  Imputed interest on the advance has not been included in the financial statements because the amount is immaterial.

(b)

Notes payable

At a Board of Directors meeting held on September 10, 2004, the Company’s Board of Directors agreed to accept a loan of up to $1,000,000 from the same director and major stockholder in Note 3(a).  Proceeds from the loan, which will be drawn down on a “as needed basis”, will be used to fund the Company’s research and development commitment, management fees, staff salaries, investor and public relations costs, legal and audit costs, and other ongoing working capital requirements.

On September 13, 2004, the Company drew down $250,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 7.50% per annum, due on September 13, 2005.

On December 31, 2004, the Company drew down an additional $250,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 8.25% per annum, due on December 31, 2005.

Accrued interest expense on the promissory notes of $4,688 for 2004 is included in accounts payable – related parties at December 31, 2004.

In December 2004, the same director and major stockholder of the Company paid $323,776 in investor relation fees on behalf of the Company.  For reimbursement, the Company issued an unsecured promissory note bearing interest at a rate of 8.50% per annum and due on September 1, 2006.

(c)

Common Stock and Warrants

Of the total warrants outstanding as at December 31, 2004 (see Note 4), 7,000,000 warrants are held by the Company’s director and majority stockholder, and 14,285,714 are held by companies controlled by unaffiliated family members of the same director and majority stockholder of the Company.

(d)

Rent

The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada.  These premises are owned by a private corporation controlled by a director and majority stockholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

4.

Warrants

In December 2004, 7,142,857 warrants were exercised into common share for total proceeds of $50,000.

Share purchase warrants outstanding as at December 31, 2004:

Number of Warrants	Exercise Price	Expiry Date
4,000,000	$0.05	January 10, 2005
3,000,000	$0.05	March 1, 2005
14,285,714	$0.007	September 20, 2005
21,285,714

Each warrant entitles the holder to acquire one common share of the Company.

5.

Stock Options

On July 12, 2001, the Company approved its 2001 Stock Option Plan, which has 10,000,000 shares reserved for issuance thereunder, all of which were registered under Form S-8 on October 2, 2003. The objective of this plan is to attract and retain the best personnel, providing for additional performance incentives and promoting the success of the Company by providing individuals the opportunity to acquire common stock.

The Company did not grant any stock options in fiscal year 2004.

On September 22, 2003, the Company’s Board of Directors granted Non-Statutory Stock Options under the 2001 Stock Option Plan to three employees to purchase 4,750,000 common shares at price of $0.24 per share, the closing price of the Company’s shares on September 22, 2003. The options shall become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable upon issuance and the balance becoming exercisable on September 22, 2004. Each stock option entitles the holder to acquire one common share of the Company

Summary of employee stock option information for the period ended December 31, 2004 is as follows:

	Stocks	Weighted Average Exercise Price

Options outstanding as at December 31, 2002	90,000	$ 4.97
Cancelled	(90,000)	$ (4.97)
Granted	4,750,000	$ 0.24
Options outstanding and exercisable as at December 31, 2003	4,750,000	$ 0.24
Exercised	(175,000)	$ 0.24
Options outstanding and exercisable as at December 31, 2004	4,575,000	$ 0.24

The weighted average remaining contractual life of the outstanding stock options at December 31, 2004 is 8.70 years.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per stock would have been reflected as follows:

	2004	2003
Net income (loss):
As reported	$(686,495)	$(289,941)
Stock-based employee compensation
expense as determined under the
fair value based method	(379,740)	(665,260)
Pro-forma	$(1,066,235)	$(955,201)
Net income (loss) per stock – basic and diluted:
As reported	$(0.00)	$(0.00)
Pro-forma	$(0.01)	$(0.01)

The weighted average fair value of the options granted in 2003 was estimated at $0.24 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 159%, risk-free interest rates of 3.5%, and expected lives of five years.

6.

Income Taxes

There is no current or deferred tax expense for the years ended December 31, 2004 and 2003, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities is a result of the following:

2004
Deferred tax asset:
Net operating loss carryforwards	$4,915,000
Valuation allowance	(4,915,000)
Net deferred tax asset	$-

The Company has available net operating loss carryforwards of approximately $14,456,000 for tax purposes to offset future taxable income, which expires commencing 2008 through to the year 2024. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

2004
%
Statutory federal income tax rate	(34.0)%
Valuation allowance	34.0%
Effective income tax rate	0.0%

7.

Option Purchase and Rights Agreement

On July 29, 2004, the Company, through its wholly owned subsidiary Phytomedical Technologies Corporation, entered into an exclusive world-wide licensing agreement with New York University (NYU) for certain patented inventions (“NYU Patents”) related to pharmacologically active elements of a muira puama plant extract and ion channel modulators from natural sources.

In consideration for the grant of the License, Phytomedical has agreed to:

(1)

reimburse NYU for its patent costs incurred to date ($1,305 paid in 2004);

(2)

pay to NYU a royalty of four percent (4%) of the net sales of all licensed products related to medical, pharmacological, therapeutic, prophylactic, nutritional and research applications of the muira puama extract;

(3)

pay NYU twenty percent (20%) of the net sales for all other licensed products;

(4)

pay NYU ten percent (10%) of all sublicense fees.

In connection with the licensing agreement, PhytoMedical Technologies Corporation granted to each of NYU and a NYU scientist/inventor of the NYU Patents, an option to acquire, for a period of July 29, 2004 to July 29, 2006, a number of shares equal to 12.5% of the outstanding common stock of Phytomedical Technologies Corporation on a fully diluted basis.

8.

Co-operative Research Agreement

On December 1, 2004, the company, through its wholly owned subsidiary, Polyphenol Technologies Corporation, entered a three-way Co-operative Research and Development Agreement (the “Agreement”) with the United States Department of Agriculture’s Agricultural Research Service (“ARS”) and Iowa State University (“ISU”), and committed total payments of $666,336 and $186,865 to ARS and ISU, respectively, over three-year period from November 1, 2004 to October 31, 2007.

The payment schedule to ARS is as follows:

(1)

Year 1: $238,300 in four instalments, the first of which is due within 30 days of signing of this agreement (paid) and with the following three payments commencing at the hiring of post-doctoral research associates for this Agreement and at three month intervals thereafter;

(2)

Year 2: $210,531 in four quarterly instalments, the first of which is due three months from the previous payment, and;

(3)

Year 3: $217,505 in four quarterly instalments, the first of which is due three months from the previous payment.

The payment schedule to ISU is as follows:

(1)

Year 1: $60,000 in four instalments, the first of which is due within 30 days of signing of this agreement (paid) and with the following three payments commencing at the hiring of the post-doctoral research associates for this Agreement and at three month intervals thereafter;

(2)

Year 2: $62,251 in four quarterly instalments, the first of which is due three months from the previous payment, and;

(3)

Year 3: $64,614 in four quarterly instalments, the first of which is due three months from the previous payment.

All rights, title, and interest in any subject invention made solely by employee(s) of ARS shall be owned by ARS, solely by the Company are owned by the Company, solely by ISU are owned by ISU, owned jointly by any of three parties if made by any of those parties.

The Agreement or parts thereof, is subject to termination at any time by mutual consent.  Any party may unilaterally terminate the entire agreement at any time by giving the other parties written notice not less than sixty calendar days prior to the desired termination date.

9.

Subsequent events

(a)

On March 1, 2005, the Company entered into a Market Access Services Agreement (the “Agreement”) with National InfoSystemes Inc., the Company’s investor and media relations consultant, for a monthly fee of $8,080 (Cdn$10,500) for a one year term.

(b)

On February 28, 2005, The Company entered into 10 year NonStatutory Stock Option Agreements with two employees where the employees are granted stock options to acquire up to 5,500,000 shares of common stock of the Company, at an exercise price of $0.96 per share, vesting immediately, and expire ten years from date of grant.

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

Changes in Internal Controls

During the fourth quarter of fiscal 2004, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

INDY S. PANCHI (Age 40).  CEO, President, Director.  Mr. Indy S. Panchi, received his Bachelor’s degree in Business and Finance from Manchester University in June 1990 and acquired a Post Graduate Diploma in Management Studies from the University of Central England two years later (June, 1992).  In October 1992, he joined the Executive Agency of the Department of Trade and Industry’s British Insolvency Service.   In February 1998, Mr. Panchi was awarded an Executive Officer position with the British Foreign Office’s, Trade Partners UK (formerly, British Trade International).  From June 2000 to March 2001, Mr. Panchi was self-employed as a business consultant, offering business development and market analysis consulting services to private companies, public corporations and start-up ventures.  From April 2001 to July 2002, Mr. Panchi accepted a position with Kanester Johal, a firm affiliated with Kingston Sorel International. From July 2002 to September 2003, Mr. Indy Panchi joined BDO Dunwoody Ltd., the world’s fifth largest multinational accounting, insolvency and consulting organization.  From September 2003 to April 2004, Mr. Panchi tenured at Deloitte & Touche LLP, a member firm of Deloitte Touche Tohmatsu and a world leader in professional services, serving more than one-half of the world's largest companies in 140-plus countries.  Since May 2004, Mr. Indy Panchi has been self-employed as a business consultant to numerous corporations, recently leveraging his years of experience in insolvency administration, business development and international trade and commerce in the development of his real estate consultancy practice at Sutton Group, an organization reporting more than $10 billion in annual real estate transactions.  Mr. Panchi joined the Company as a Director and its President and Chief Executive Officer on September 22, 2003.

DEREK J. COOPER (Age 27).  Secretary, Treasurer, Director.  Mr. Derek J. Cooper earned his Bachelor of Science degree in Physics at the University of British Columbia in May 2001, specializing in solid state and optics, and initiated further studies in Geological Engineering in September, the same year.  From April 2002 through January 2003, Mr. Cooper tenured at the diversified mining and metals giant Teck-Cominco, where he co-designed and commissioned a hydrometallurgy extraction process for molybdenum.  Subsequently, from January 2003 thru September 2003, Mr. Derek Cooper joined Syncrude Canada Ltd., the world’s largest producer of crude oil from oil sands and the largest single source producer in Canada.  While continuing to pursue his Applied Sciences degree in Geological Engineering, from June 2004 thru September 2004 Mr. Cooper successfully completed a near-term engineering-exploration contract with Stealth Minerals Ltd., a publicly traded precious metals exploration company.  Currently, Mr. Derek Cooper continues to further his applied sciences (engineering) studies. Mr. Cooper joined the Company as Secretary, Treasurer and Director on September 22, 2003.

HARMEL S. RAYAT, (Age 43). Chairman, Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., HepaLife Technologies, Inc. and eDeal.net, Inc. Mr. Rayat has served as a Director of the Company since December 4, 2000.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a former part-time employee of the Company, collectively the respondents, consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14. On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the Securities and Exchange Commission that EquityAlert.com, Inc did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from violating Section 17(b) of the Securities Act of 1933; in addition, each agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2004 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2004, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2004 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year

Salary

Bonus

Other

Granted

Compensation

Harmel S. Rayat (1)

2004

 $0

$0

$3,500

0

$0

Chairman, Director

2003

 $27,000

$0

$0

0

$0

2002

 $144,000

$0

$0

0

$0

Indy Panchi

2004

 $0

$0

$4,700

0

$0

CEO, President,

2003

 $0

$0

$1,150

0

$0

Director

2002

 $0

$0

$0

0

$0

Derek Cooper,

2004

 $0

$0

$3,500

0

$0

Secretary, Treasurer,

2003

 $0

$0

$850

0

$0

Director

2002

 $0

$0

$0

0

$0

(1) In 2004, the Company incurred $11,700 (2003 - $29,000) in management and consulting fees to directors, of which $3,500 was to a director and major stockholder.  Included in accounts payable – related parties as at December 31, 2004, is management and consulting fees of $4,000 incurred in 2004 and $63,000 incurred in previous years.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2004 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

  Expiration

Name

Options

in 2004

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

Options on December 31, 2004

Options on December 31, 2004

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2005, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

  129,361,471

77%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Indy Panchi

                    0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Derek Cooper

           17,000

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

  129,378,471

77%

as a group (3 persons)

(1) Includes 31,300 shares held by Tajinder Chohan, Mr. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares and share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Management, Consulting Fees and Stockholder Advances

In 2004, the Company incurred $11,700 (2003 - $29,000) in management and consulting fees to directors, of which $3,500 was to a director and major stockholder.  Included in accounts payable – related parties as at December 31, 2004 is management and consulting fees of $4,000 incurred in 2004 and $63,000 incurred in previous years.

Advances from stockholder – related party at December 31, 2004 is represented by $1,000 advanced by a director and majority stockholder to help pay for operating expenses. The advance is unsecured, and non-interest bearing.  Imputed interest on the advance has not been included in the financial statements because the amount is immaterial.

Notes payable

At a Board of Directors meeting held on September 10, 2004, the Company’s Board of Directors agreed to accept a loan of up to $1,000,000 from a director and major stockholder. Proceeds from the loan, which will be drawn down on an “as needed basis”, will be used to fund the Company’s research and development commitment, management fees, staff salaries, ongoing investor and public relations costs, legal and audit costs, and other working capital requirements.

On September 13, 2004, the Company drew down $250,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 7.50% per annum, due on September 13, 2005.

On December 31, 2004, the Company drew down an additional $250,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 8.25% per annum, due on December 31, 2005.

Accrued interest expense on the promissory notes of $4,688 for 2004 is included in accounts payable – related parties at December 31, 2004.

In December 2004, the same director and major stockholder of the Company paid $323,776 in investor relation fees on behalf of the Company.  For reimbursement, the Company issued an unsecured promissory note bearing interest at a rate of 8.50% per annum and due on September 1, 2006.

Common Stock and Warrants

Of the total warrants outstanding as at December 31, 2004, 7,000,000 warrants are held by the Company’s director and majority stockholder, and 14,285,714 are held by companies controlled by unaffiliated family members of the same director and majority stockholder of the Company.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth fiscal quarter, the following reports were filed on Form 8-K:

October 14, 2004:  PhytoMedical Technologies, Inc. issued a news release to announce its intention to continue development of its proprietary ‘BDC-03’ compound, targeting Cachexia - a gravely deteriorating ‘human wasting’ condition prominent in both cancer and HIV/AIDS.

December 2, 2004:  Polyphenol Technologies Corporation, a wholly owned subsidiary of Phytomedical Technologies, Inc., entered into a three-way Cooperative Research and Development Agreement (CRADA) with the USDA's Agricultural Research Service (ARS) and Iowa State University.

December 2, 2004:  PhytoMedical Technologies, Inc. issued a news release to announce its plans to expand its research and development efforts into two of the leading causes of mortality today - obesity and diabetes.

December 9, 2004:  PhytoMedical Technologies, Inc. issued a news release to announce its three-way Cooperative Research and Development Agreement (CRADA) with the USDA's Agricultural Research Service (ARS) and Iowa State University.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB;  and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2004 and December 31, 2003 were $7,686 and $8,617.

Tax fees: The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by the Company’s principal accountant for fiscal 2004 and 2003 were $0.

All Other Fees: The aggregate  fees,  including  expenses,  billed for all other services  rendered to the Company by its principal  accountant  during year 2004 and 2003 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 29th day of March, 2005.

PhytoMedical Technologies, Inc.

/s/ Indy Panchi

Indy Panchi

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Indy Panchi

Director , President,

March 29, 2005

Indy Panchi

Chief Executive Officer

/s/ Harmel S. Rayat

Director

March 29, 2005

Harmel S. Rayat

/s/ Derek Cooper

Director, Secretary/Treasurer,

March 29, 2005

Derek Cooper

Principal Financial Officer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Indy Panchi, certify that:

(1)	I have reviewed this annual report on Form 10-KSB of PhytoMedical Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 29, 2005	By:	/s/ Indy Panchi
Indy Panchi President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Derek Cooper, certify that:

(1)	I have reviewed this annual report on Form 10-KSB of PhytoMedical Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 29, 2005	By:	/s/ Derek Cooper
Derek Cooper Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Indy Panchi, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: March 29, 2005	By:	/s/ Indy Panchi
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

In connection with the Annual Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: March 29, 2005	By:	/s/ Derek Cooper
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