Form 10QSB
period 2005-03-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2005-05-16
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of May 13, 2005, there were 168,891,165 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED MARCH 31, 2005

PART I    FINANCIAL INFORMATION

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

14

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

PHYTOMEDICAL TECHNOLOGIES, INC.

(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(Unaudited)

ASSETS

Current Assets
Cash	$95,677
Total Current Assets	95,677

Total Assets	$95,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,746
Accounts payable – Related party	$84,411
Advances from stockholder – Related party	1,000
Promissory notes – Related party	1,573,776

Total Current Liabilities	$1,660,933

Stockholders' Equity
Preferred stock: $0.25 par value; Authorized shares 1,000,000; Issued and outstanding, none	0
Common stock: $0.00001 par value; Authorized shares 300,000,000; Issued and outstanding, 168,541,165	1,685
Additional paid in capital	14,210,010
Accumulated deficit	(15,776,951)
Total Stockholders' Equity	(1,565,256)

Total Liabilities and Stockholders’ Equity	$95,677

See notes to condensed financial statements

PHYTOMEDICAL TECHNOLOGIES, INC.

(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Revenues	$0	$0

General and administrative
Management fees and consulting fees – Related party	0	0
Investor relations	918,361	12,070
Other operating expenses	47,829	0
Research and development costs	16,640	2,945
Stock Based Compensation	660,000	0

Total General and Administrative Expenses	1,642,830	15,015

Operating Loss	(1,642,830)	(15,015)

Other Income
Interest income	924	102

Provision for income taxes	0	0

Net loss available to common shareholders	$(1,641,906)	$(14,913)

Basic and diluted loss per common share	$(0.0100)	$(0.0000)

Weighted average common shares outstanding: Basic and diluted	168,541,165	161,223,308

See notes to condensed financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC.

(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Cash flows from (used in) operating activities
Net loss	$(1,641,906)	$(14,913)
Adjustments to reconcile net loss to net cash used in operating activities
Common Stock issued for services rendered	0	0
Inputed interest on payable to stockholder	16,724	0
Stock Based Compensation	660,000
Changes in assets and liabilities
Increase (decrease) in accounts payable and accrued payable	(26,678)	(6,720)
Total adjustments	650,046	(21,633)
Net cash flows used in operating activities	(991,860)	(21,633)

Cash flows from investing activities	0	0

Cash flows from (used in) financing activities
Loans from shareholder	750,000	0
Payback Loans to shareholder	0	(15,700)
Net cash flows (used in) provided by financing activities	750,000	(15,700)

Decrease in cash and cash equivalents	(241,860)	(37,333)
Cash and cash equivalents, beginning of period	337,538	97,646
Cash and cash equivalents, end of period	$95,677	$60,313

Supplemental cash flow information:
Cash paid for interest and income taxes	$0	$0
Common stock issued for services	$0	$0

See notes to condensed to financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC.

(Formerly Enterprise Technologies, Inc.)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

Note 1 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Phytomedical Technologies, Inc. (formerly Enterprise Technologies, Inc.) and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2005 and the consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004.  These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s 2004 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2004 Annual Report on Form 10-KSB.

Note 2 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share.  The computation of basic and diluted loss per share is as follows at March 31, 2005 and March 31, 2004:

	2005	2004
Numerator-net loss available to common stockholders	$(1,641,906)	$(14,913)
Denominator-weighted average number of common shares outstanding	168,541,165	161,223,308
Basic and diluted loss per common share	$(0.0100)	$(0.0000))

Note 3 – Related Party Transactions

Management Fees, Consulting Fees and Stockholder Advances – During the three months ended March 31, 2005 and 2004, the Company charged $0 to operations for management and consulting fees incurred for a director and majority stockholder. As of March 31, 2005, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.

Advances from stockholder – Related party at March 31, 2005 is represented by $1,000 advanced by a director and majority stockholder to help pay for operating expenses. The advance is unsecured, and non-interest bearing.  Imputed interest on the advance has not been included in the financial statements because the amount is immaterial.

Rent – The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.   The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Notes Payable – At a Board of Directors meeting held on September 10, 2004, the Company’s Board of Directors agreed to accept a loan of up to $1,000,000 from Mr. Harmel S. Rayat, a Director and majority shareholder.  Proceeds from the loan, which will be drawn down on a “as needed basis”, will be used to fund the Company’s research and development commitment, management fees, staff salaries, investor and public relations costs, legal and audit costs, and other ongoing working capital requirements.

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

On March 8, 2005, the Company drew down an additional $750,000 from the loan commitment and issued an unsecured promissory note.

Accrued interest expense on the promissory notes of $16,724 for 2005 is included in accounts payable – related parties at March 31, 2005 (March 31, 2004, $0)

NOTE 4 – STOCK OPTIONS

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

In the period ended March 31, 2005, the Company granted an aggregate of 5,500,000 stock options to employees, with an exercise price of $0.96 per share, expiring 10 years from the date of grant, being vested immediately.    The Company recorded stock based compensation expense of $660,000.

Summary of employee stock options information as at March 31, 2005 is as follows:

	Stocks	Weighted Average Exercise Price

Options outstanding as at December 31, 2003	90,000	$ 4.97
Cancelled	(90,000)	$ (4.97)
Granted	4,750,000	$ 0.24
Options outstanding and exercisable as at December 31, 2004	4,575,000	$ 0.24
Cancelled	(1,450,000)	$ (0.24)
Granted	5,500,000	$ 0.96
Options outstanding and exercisable as at March 31, 2005	8,625,000	$ 0.70

The weighted average remaining contractual life of the outstanding stock options at March 31, 2005 is 9.65 years.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per stock would have been reflected as follows:

	March 31, 2005	March 31, 2004
Net income (loss):
As reported	$(1,641,906)	$(14,913)
Stock-based employee compensation
expense as determined under the
fair value based method	(3,025,000)	(94,935)
Pro-forma	$(4,666,906)	$(109,848)

Net income (loss) per stock – basic and diluted:
As reported	$(0.0100)	$(0.0000)
Pro-forma	$(0.0277)	$(0.0007)

The weighted average fair value of the options granted in the period ended March 31, 2005 was estimated at $0.67 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 91%, risk-free interest rates of 3.5%, and expected lives of three years.

NOTE 5 – GOING CONCERN

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending March 31, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

At present, the Company does not currently have commercial products intended to diagnose, treat, cure or prevent any disease. The statements contained in this Form 10-QSB regarding our on going research and development and the results attained by us to-date have not been evaluated by the Food and Drug Administration. There can be no assurance that further research and development, and /or whether clinical trial results, if any, will validate and support the results of our preliminary research and studies.

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

Liquidity and Capital Resources

As at March 31, 2005, the Company had a cash balance of $95,677. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2005.

Net cash flows used in by operating activities was $991,680 for the three month period ending March 31, 2005, compared to net cash flows used of $21,633 for the same period in 2004, primarily due to an increase in investor relations expenses and research and development costs.

Net cash provided (used in) by financing activities was $750,000 for the three months period ending March 31, 2005 compared to ($15,700) for the same period in 2004. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from stock option and warrant exercises.

Related Party Transactions

Management Fees, Consulting Fees and Stockholder Advances – During the three months ended March 31, 2005 and 2004, the Company charged $0 to operations for management and consulting fees incurred for a director and majority stockholder. As of March 31, 2005, the Company owed $63,000 for outstanding management fees, which is included in accounts payable-related party on the consolidated balance sheet.

Advances from stockholder – Related party at March 31, 2005 is represented by $1,000 advanced by a director and majority stockholder to help pay for operating expenses. The advance is unsecured, and non-interest bearing.  Imputed interest on the advance has not been included in the financial statements because the amount is immaterial.

Rent – The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.   The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Notes Payable – At a Board of Directors meeting held on September 10, 2004, the Company’s Board of Directors agreed to accept a loan of up to $1,000,000 from Mr. Harmel S. Rayat, a Director and majority shareholder.  Proceeds from the loan, which will be drawn down on a “as needed basis”, will be used to fund the Company’s research and development commitment, management fees, staff salaries, investor and public relations costs, legal and audit costs, and other ongoing working capital requirements.

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

On March 8, 2005, the Company drew down an additional $750,000 from the loan commitment and issued an unsecured promissory note.

Accrued interest expense on the promissory notes of $16,724 for 2005 is included in accounts payable – related parties at March 31, 2005 (March 31, 2004, $0).

Critical Accounting Policies

Our discussion and analysis or plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

We have had limited revenues since inception.  In 2004, and the three months ended March 31, 2005, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $15,776,951 through March 31, 2005. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of May 13, 2005, our officers and board members own 77% of the 168,891,165 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

January 3, 2005:  On December 31, 2004, the Company drew down $250,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on December 31, 2005 and bears an interest rate of 8.25%.

January 14, 2005: PhytoMedical Technologies, Inc. issued a news release to report that Time Magazine’s December 6th, 2004, cover story (The Year in Medicine from A to Z) referenced the benefits of a molecule found in cinnamon which has “insulin-like properties that may help people with Type-2 diabetes”.

January 19, 2005:  Amendment#1 - On July 29, 2004, Phytomedical Technologies Corporation, a wholly owned subsidiary of Enterprise Technologies, Inc., entered into an exclusive worldwide licensing agreement with New York University (NYU) for certain patented inventions (“NYU Patents”) related to pharmacologically active elements of a muira puama plant extract and ion channel modulators from natural sources.

January 28, 2005: On January 24, 2005, PhytoMedical Technologies, Inc. issued a news release to announce that Connecticut-based, Planta Analytica, LLC, will undertake the extraction, fractionation, and isolation of potentially active pharmacological elements in PhytoMedical’s BDC-03, a plant derived compound which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in studies of growing animals.

February 25, 2005: On February 22, 2005, PhytoMedical Technologies, Inc. issued a news release to announce that the Company has signed an Agreement with Celliance BioServices, Inc. of Celliance™ Corporation – a Serologicals Company - to initiate further animal studies of BDC-03, a plant derived compound which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in studies of growing animals.

March 1, 2005: At a Board of Directors meeting held on February 28, 2005, the Company’s Directors agreed to enter into a Market Access Services Agreement with National InfoSystems Inc.

Also on February 28, 2005, the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain employees and consultants for 5,500,000 stock options out of the 6,700,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, which was approved by shareholders on July 12th, 2001.

At a Board of Directors meeting held on February 28, 2005, the Company’s Board of Directors agreed to increase the loan amount available to the Company to $2,500,000 from Mr. Harmel S. Rayat, a Director and majority shareholder of PhytoMedical Technologies, Inc.  At the same Board of Directors meeting held on February 28, 2005, the Directors agreed to reimburse Mr. Harmel S. Rayat $323,775.57 for investor relations expenses incurred and paid for personally on behalf of the Company during the fourth quarter of calendar 2004 through the issuance of an unsecured promissory note, which is due on September 1, 2006 and bears an interest rate of 8.50%.

March 8, 2005: The Company drew down $750,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on March 8, 2006 and bears an interest rate of 8.50%.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of May, 2005.

PhytoMedical Technologies, Inc.

/s/ Indy Panchi

Indy Panchi

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Indy Panchi

Director , President,

May 13, 2005

Indy Panchi

Chief Executive Officer

/s/ Harmel S. Rayat

Director

May 13, 2005

Harmel S. Rayat

/s/ Derek Cooper

Director, Secretary/Treasurer,

May 13, 2005

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

Date: May 13, 2005

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

Date: May 13, 2005

By: /s/ Derek Cooper

Derek Cooper

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Indy Panchi, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: May 13, 2005	By:	/s/ Indy Panchi
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

In connection with the Quarterly Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: May 13, 2005	By:	/s/ Derek Cooper
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