Form 10QSB/A
period 2005-03-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2005-08-03
CIK 1002422

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

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC.

FORM 10-QSB/A, QUARTER ENDED MARCH 31, 2005

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

15

Signatures

16

Certifications

17

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PHYTOMEDICAL TECHNOLOGIES, INC.

(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(Unaudited)

ASSETS

Current Assets
Cash	$95,677
Total Current Assets	95,677

Total Assets	$95,677

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,746
Accounts payable – Related party	$84,411
Advances from stockholder – Related party	1,000
Promissory notes – Related party	1,573,776
Total Current Liabilities	$1,660,933

Stockholders' Equity
Preferred stock: $0.25 par value; Authorized shares 1,000,000; Issued and outstanding, none	0
Common stock: $0.00001 par value; Authorized shares 300,000,000; Issued and outstanding, 168,541,165	1,685
Additional paid in capital	14,870,010
Accumulated deficit	(16,436,950)
Total Stockholders' Equity	(1,565,256)

Total Liabilities and Stockholders’ Equity	$95,677

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

We have had limited revenues since inception.  In 2004, and the three months ended March 31, 2005, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $16,436,950 through March 31, 2005. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

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

Principal Financial Officer

Exhibit 31.1

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Indy Panchi, certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB/A of PhytoMedical Technologies, Inc. (the “registrant”);

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

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Derek Cooper certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB/A of PhytoMedical Technologies, Inc. (the “registrant”);

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