Form 10QSB
period 2005-06-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2005-08-15
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

PHYTOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

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

Yes  [X]      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of August 2, 2005, there were 169,954,889 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED JUNE 30, 2005

PART I    FINANCIAL INFORMATION

Interim Unaudited Consolidated Balance Sheet

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statements of Cash Flows

5

Notes to Interim Unaudited Consolidated Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

20

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3. Defaults Upon Senior Securities

21

Item 4. Submission of Matters to a Vote of Security Holders

21

Item 5. Other Information

21

Item 6. Exhibits and Reports on Form 8-K

21

Signatures

22

Certifications

23

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited interim financial consolidated statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

(Unaudited)

(Expressed in US Dollars)

BASIS OF PRESENTATION (NOTE 1)

ASSETS

Current Assets
Cash	$214,505

Total Current Assets	214,505

Total Assets	$214,505

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$2,996
Accounts Payable – Related Party (Note 4 )	119,260
Promissory Notes – Related Party (Note 4 )	1,723,776
Total Current Liabilities	$1,846,032

Stockholders' Equity
Preferred Stock : $0.25 par value; Authorized shares 1,000,000; Issued and outstanding, none	0
Common Stock: $0.00001 Par Value; Authorized Shares,	1,691
300,000,000; Issued and outstanding 169,091,165
Additional Paid In Capital	15,290,004
Accumulated Deficit	(16,923,222)
Total Stockholders' Equity	(1,631,527)

Total Liabilities and Stockholders’ Equity	$214,505

See notes to interim unaudited consolidated financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(Expressed in US Dollars)

	For The Three Months Ended June 30, 2005	For The Three Months Ended June 30, 2004	For The Six Months Ended June 30,2004	For The Six Months Ended June 30,2004

Revenues	$0	$0	$0	$0

Management Fees and Consulting Fees– Related Party (Note 4)	3,465	0	3,465	0
Investor Relations	346,799	17,176	1,265,160	29,246
Other Operating Expenses	107,421	9,205	155,250	12,151
Research and Development Costs	29,175	0	45,815	0
Stock Based Compensation	0	0	660,000	0
Operating Loss	(486,860)	(26,381)	(2,129,690)	(41,397)
Other Income
Interest Income	589	56	1,513	159

Provision for Income Taxes	0	0	0	0

Net Loss Available to Common Shareholders	$(486,271)	$(26,325)	$(2,128,177)	$(41,238)

Basic and Diluted Loss Per Common Share (Note 3)	$(0.0029)	$(0.0002)	$(0.0126)	$(0.0003)

Basic Weighted Average Common Shares Outstanding	168,896,165	161,223,308	168,896,165	161,223,308

See notes to interim unaudited consolidated financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(Expressed in US Dollars)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash Flows From Operating Activities
Net Loss	$(2,128,177)	$(41,238)
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Common Stock Issued for services rendered	0	0
Accrued Interest Payable to Stockholder	51,573	0
Stock Based Compensation	660,000	0
Changes in Assets and Liabilities
Increase (Decrease) in Accounts Payable	(25,429)	(6,600)
Total Adjustments	686,144	(6,600)
Net Cash Used By Operating Activities	(1,442,033)	(47,838)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Loans from shareholder	900,000	0
Payback Loans to Shareholder	(1,000)	(15,700)
Proceed From Issuance of Common Stock	420,000	0
Net Cash Provided By (Used in) Financing Activities	1,319,000	(15,700)

Decreases in Cash	(123,033)	(63,538)
Cash, Beginning of Period	337,538	97,646
Cash, End of Period	$214,505	$34,108

Supplemental Information
Interest	$0	$0
Income Taxes	$0	$0

See notes to interim unaudited consolidated financial statements.

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Enterprise Technologies, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

(Expressed in US Dollars)

Note 1  - Basis of Presentation – Going Concern Uncertainties

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

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Phytomedical Technologies, Inc. and Subsidiaries (the Company), include all normal adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2005 and the consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2004 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the annual financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2004 Annual Report on Form 10-KSB.

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.  The computation of basic and diluted loss per share is as follows at June 30, 2005:

	Three Months Ended June 30/05	Six Months Ended June 30/05	Three Months Ended June 30/04	Six Months Ended June 30/04
Numerator-net loss available to common stockholders	$ (486,271)	$(2,128,177)	$(26,325)	$(41,238)
Denominator-weighted average number of common shares outstanding	168,896,165	168,896,165	161,223,308	161,223,308
Basic and diluted loss per common share	$ (0.0029)	$ (0.0126)	$(0.0002)	$(0.0003)

Note 4 – Related Party Transactions

Management Fees:  During the three and six months ended June 30, 2005 and 2004, the Company charged $3,465 and $0 respectively, to operations for management and consulting fees incurred for services rendered by Directors. As of June 30, 2005, the Company owed $63,000 for outstanding management fees owed to Mr. Harmel Rayat, which is included in accounts payable-related party on the consolidated balance sheet.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,723,776 as at June 30, 2005, representing unsecured loans of $250,000 (interest rate of 7.50%), $250,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%), and $150,000 (8.75%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.  The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the six month period ended June 30, 2005, amounted to $56,260 (2004 - $0).

Property:  The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Note 5 – Cooperative Agreement

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

As at June 30, 2005, the Company has paid only the initial payment as per agreement with USDA’s Agricultural Research Service (ARS).

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

As at June 30, 2005, the Company has paid the initial payment and two quarterly payments as per agreement with Iowa State University.

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

Note 6 – Warrants

Since 2004, 7,000,000 warrants exercisable at $0.05/unit have expired.

Share purchase warrants outstanding as June 30, 2005:

Number of Warrants	Exercise Price	Expiry Date
14,285,714	$0.007	September 20, 2005

Each warrant entitles the holder to acquire one common share of the Company

Note 7 - Stock Options

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

In the six months ended June 30, 2005, the Company granted an aggregate of 5,500,000 stock options to employees, with an exercise price of $0.96 per share, expiring 10 years from the date of grant, being vested immediately.    The Company recorded stock based compensation expense of $660,000 in the period three months ended March 31, 2005.

Summary of employee stock options information as at June 30, 2005 is as follows:

	Stocks	Weighted Average Exercise Price
Options outstanding as at December 31, 2003	90,000	$4.97
Cancelled	(90,000)	($4.97)
Granted	4,750,000	$0.24
Options outstanding and exercisable as at December 31, 2004	4,575,000	$0.24
Cancelled	(1,450,000)	($0.24)
Granted	5,500,000	$0.96
Options outstanding and exercisable as at March 31, 2005	8,625,000	$0.70
Exercised	(550,000)	($0.70)
Options outstanding and exercisable as at June 30, 2005	8,075,000	$0.70

The weighted average remaining contractual life of the outstanding stock options at June 30, 2005 is 9.40 years.

Note 8 – Subsequent Event

On July 8, 2005, PhytoMedical Technologies, Inc. (the “Company”) entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, the Company agreed to issue to Fusion 863,724 (subject to possible adjustment) of its common stock, which Fusion has agreed to hold for twenty-five (25) months, and Fusion Capital has agreed to purchase from the Company up to $10,000,000 of the Company’s common stock over a twenty-five (25) month period. Pursuant to the terms of the Registration Agreement, the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement.

Once the Registration Statement has been declared effective, each trading day during the term of the Purchase Agreement the Company has the right to sell to Fusion Capital $20,000 of the Company’s common stock at a purchase price equal to the lower of the (a) the lowest sale price of the common stock on such trading day and (b) the arithmetic average of the three (3) lowest closing sale prices for the common stock during the twelve (12) consecutive trading days immediately preceding the date of purchase. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The company has the right to control the timing and the number of shares sold to Fusion Capital. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

On August 12, 2005, the Company announced the appointment of Mr. Harmel S. Rayat, a current director, to the position of president and chief executive officer. Mr. Rayat will also assume the position of Chief Financial Officer and Principal Accounting Officer.  Mr. Indy Panchi, the Company's former president and CEO, remains with PhytoMedical as a director.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this
Form 10-QSB for the six months ending June 30, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

On December 1, 2004, Polyphenol Technologies Corporation, a wholly owned subsidiary of PhytoMedical Technologies, Inc., entered into a three year, three-way Cooperative Research and Development Agreement (CRADA) with the USDA's Agricultural Research Service (ARS) and Iowa State University (ISU). Polyphenol Technologies Corporation committed to providing $666,336 in research funding to the ARS and $186,865 to ISU under the following schedule below.  To fund the Company’s operations and financial obligations, the Company intends to seek additional funds from shareholders and third parties.

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

As at June 30, 2005, the Company has paid only the initial payment as per agreement with USDA’s Agricultural Research Service (ARS).

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

As at June 30, 2005, the Company has paid the initial payment and two quarterly payments as per agreement to Iowa State University.

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

Liquidity and Capital Resources

As at June 30, 2005, the Company had a cash balance of $214,505. The Company has financed its operations primarily through cash on hand, through loans from shareholders and proceeds from stock option exercises during the six month period ending June 30, 2005.

Net cash flows used in by operating activities was $1,442,033 for the six month period ending June 30, 2005, compared to net cash flows used of $47,838 for the same period in 2004, primarily due to an increase in investor relations expense, stock based compensation and research and development costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided (used in) by financing activities was $1,319,000 for the six months period ending
June 30, 2005 compared to ($15,700) for the same period in 2004. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from stock option and warrant exercises.

Related Party Transactions

Management Fees:  During the three and six months ended June 30, 2005 and 2004, the Company charged $3,465 and $0 respectively, to operations for management and consulting fees incurred for services rendered by Directors. As of June 30, 2005, the Company owed $63,000 for outstanding management fees owed to Mr. Harmel Rayat, which is included in accounts payable-related party on the consolidated balance sheet.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,723,776 as at June 30, 2005, representing unsecured loans of $250,000 (interest rate of 7.50%), $250,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%), and $150,000 (8.75%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.  The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the six month period ended June 30, 2005, amounted to $56,260 (2004 - $0).

Property:  The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Off-Balance Sheet Items

The Company currently has no off-balance sheet items.

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

We have had limited revenues since inception.  In both 2005 and 2004, and the six months ended June 30, 2005, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $16,923,222 through June 30, 2005. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of August 2, 2005, our officers and board members own 76% of the 169,954,889 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of August 2, 2005 one of our directors beneficially owns approximately 76% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

April 8, 2005:   On April 5, 2005, the Company drew down $150,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on April 5, 2006 and bears an interest rate of 8.75%.   Also, on April 5, 2005, PhytoMedical Technologies, Inc. issued a news release to comment on the competitive advantages of being a ‘virtual’ company by using contract research organizations (CROs) and the benefits of its Cooperative Research and Development Agreement (CRADA), entered into with the USDA's Agricultural Research Service (ARS) pursuant to the Federal Technology Transfer Act (FTTA).

April 22, 2005:  On April 19, 2005, PhytoMedical Technologies, Inc. issued a news release to unveil plans to enhance its ongoing research efforts through accelerated expansion of its scientific research team.

May 5, 2005:  On May 2, 2005, PhytoMedical Technologies, Inc. issued a news release to report on the continued increase in media coverage on the significant beneficial effects of cinnamon in reducing blood sugar levels, triglycerides (fatty acids in blood) and LDL (or “bad”) cholesterol.

June 30, 2005: PhytoMedical Technologies, Inc., was advised by a former representative of Moore Stephens Ellis Foster Ltd. who is now associated with Ernst & Young, LLP., that Moore Stephens’ on May 5, 2005, merged with and into Ernst & Young LLP, effectively constituted their resignation as the Registrant’s independent accountant responsible for auditing its financial statements, and that effective as of such date, Moore Stephens would no longer act as our independent auditor.  Effective on May 5, 2005, Ernst & Young LLP, the successor firm to Moore Stephens, was engaged as the independent registered public accounting firm of the Registrant.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 15th day of August, 2005.

PhytoMedical Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

Director , President,

August 15, 2005

Harmel S. Rayat

Chief Executive Officer

/s/ Derek Cooper

Director, Secretary/Treasurer,

August 15, 2005

Derek Cooper

Principal Financial Officer

/s/ Indy Panchi

Director

August 15, 2005

Indy Panchi

Exhibit 31.1

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel Rayat, certify that:

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

Date: August 15, 2005

By:

/s/ Harmel S. Rayat

Harmel S. Rayat

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel S. Rayat certify that:

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

Date: August 15, 2005

By: /s/ Harmel S. Rayat

Harmel S. Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: August 15, 2005	By:	/s/ Harmel S. Rayat
Harmel S. Rayat President and Chief Executive Officer

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

In connection with the Quarterly Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: August 15, 2005	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

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