Form 10QSB
period 2005-09-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2005-11-14
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

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

Yes  [X]      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of November 8, 2005, there were 184,240,603 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2005

PART I    FINANCIAL INFORMATION

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Equity

5

Interim Unaudited Consolidated Statements of Cash Flows

6

Notes to Interim Unaudited Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Controls and Procedures

23

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3. Defaults Upon Senior Securities

24

Item 4. Submission of Matters to a Vote of Security Holders

24

Item 5. Other Information

24

Item 6. Exhibits and Reports on Form 8-K

24

Signatures

25

Certifications

26

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated interim financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprises Technologies, Inc.)

INTERIM CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Unaudited)
(Basis of Presentation - Going Concern Uncertainties - Note 1)

(Expressed in U.S. Dollars)	September 30, 2005	December 31, 2004

ASSETS
Current assets
Cash	95,538	337,538

Total current assets	95,538	337,538

Total assets	95,538	337,538

LIABILITIES
Current
Accounts payable and accrued liabilities	32,885	24,424
Accounts payable - related parties (Note 4)	155,498	71,687
Advances from stockholder - related party	-	1,000
Promissory notes - related party (Note 4)	1,723,776	823,776

Total liabilities	1,912,159	920,887

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 184,240,603 (2004: 168,541,165)	1,842	1,685
Additional paid-in capital	15,389,852	14,210,010
Accumulated deficit	(17,208,315)	(14,795,044)

Total stockholders' deficiency	(1,816,621)	(583,349)

Total liabilities and stockholders' deficiency	95,538	337,538

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2005 and 2004
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Expressed in U.S. Dollars)	2005	2004	2005	2004

Revenue	-	-	-	-

Expenses
Management fees - related party (Note 4)	6,000	6,000	6,000	6,000
Investor relations	32,492	-	1,308,740	-
Other operating expenses	160,702	43,693	308,329	85,090
Research and development costs	87,000	-	132,815	-
Stock based compensation	-	-	660,000	-

	286,194	49,693	2,415,884	91,090

Operating loss	(286,194)	(49,693)	(2,415,884)	(91,090)

Other income
Interest income	1,100	58	2,613	217
	1,100	58	2,613	217

Net loss available to common shareholders	(285,094)	(49,635)	(2,413,271)	$(90,873)

Loss per common share - basic and diluted	(0.0017)	(0.0003)	(0.0142)	(0.0006)

Weighted average number of common shares outstanding - basic and diluted	171,646,720	161,223,308	169,706,773	161,223,308

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the nine months ended September 30, 2005 and year ended December 31, 2004
(Unaudited)
						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	Deficiency

Balance, December 31, 2003	161,223,308	$1,612	$14,118,083	$ (14,108,549)	$-	$-	$11,146

Common stock issued upon
exercise of stock options, at
$0.24 per share	175,000	2	41,998	-	-	-	42,000

Common stock issued upon
exercise of warrants, at
$0.007 per share	7,142,857	71	49,929	-	-	-	50,000

Net loss	-	-	-	(686,495)	(686,495)	-	(686,495)

Total comprehensive (loss)
Balance, December 31, 2004	168,541,165	$1,685	$14,210,010	$ (14,795,044)	$ (686,495)	$-	$ (583,349)

Common stock issued upon
exercise of stock options, at
$0.24 per share	150,000	2	35,998	-	-	-	36,000

Common stock issued upon
exercise of stock options, at
$0.96 per share	400,000	4	383,996	-	-	-	384,000

Stock based compensation expenses			660,000				660,000

Common stock issued upon
exercise of warrants, at
$0.007 per share	14,285,714	143	99,857	-	-	-	100,000

Restricted common stock issued per
share purchase agreement	863,724	9	(9)	-	-	-	-

Net loss	-	-	-	(2,413,271)	(2,413,271)		(2,413,271)

Balance, September 30, 2005	184,240,603	$1,842	$15,389,852	$ (17,208,315)	$ (2,413,271)	-	$ (1,816,621)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2005 and 2004
(Unaudited)

	Nine months ended September 30,
(Expressed in U.S. Dollars)	2005	2004

Cash flows from (used in) operating activities
Net loss	$(2,413,271)	$ (90,873)
Adjusted for items not involving cash:
Accrue interest payable to stockholder	87,811	-
Stock based compensation	660,000	-
Change in non-cash working capital items:
Increase (decrease) in accounts payable	4,460	(6,480)
Net cash used in operating activities	(1,661,000)	(97,353)

Cash flows used in investing activities	-	-

Cash flows from (used in) financing activities
Proceed from sale of common stock	520,000	-
Repayment of advances from shareholder	(1,000)	(15,700)
Increase in promissory note – related party	900,000	251,000
Net cash from financing activities	1,419,000	235,300

Increase (decrease) in cash	(242,000)	137,947

Cash, beginning of period	337,538	97,646
Cash, end of period	$95,538	$235,593

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

Noncash financing activities:
Restricted common stock of 863,724 shares were issued
per share purchase agreement	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Enterprise Technologies, Inc.)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

To meet these objectives, the Company has arranged a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to purchase from the Company up to $10,000,000 of the Company’s common stock over a twenty-five month period (Note 8). Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Phytomedical Technologies, Inc. and Subsidiaries (“the Company”), include all normal adjustments considered necessary to present fairly the consolidated financial position as of September 30, 2005 and the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2004 Annual Report on Form 10-KSB.

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

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.  The computation of basic and diluted loss per share is as follows at September 30, 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator - net loss available to common stockholders	$(285,094)	$(49,635)	$(2,413,271)	$(90,873)
Denominator - weighted average number of common shares outstanding	171,646,720	161,223,308	169,706,773	161,223,308
Basic and diluted loss per common share	$(0.0017)	$(0.0003)	$(0.0142)	$(0.0006)

Note 4 – Related Party Transactions

Management Fees:  During the three and nine months ended September 30, 2005 and 2004, the Company charged $6,000 and $6,000 respectively, to operations for director fees incurred for services rendered by Directors. As of September 30, 2005, the Company owed $63,000 for outstanding management fees owed to Mr. Harmel Rayat, which is included in accounts payable-related party on the consolidated balance sheet.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,723,776 as at September 30, 2005, representing unsecured loans of $250,000 (interest rate of 7.50%), $250,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%), and $150,000 (8.75%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.  The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the nine month period ended September 30, 2005, amounted to $87,812 (2004 - $nil) and is included in accounts payable – related party.

Property:  The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Note 5 – Cooperative Agreement

On July 29, 2004, Phytomedical Technologies Corporation (“PTC”), a wholly owned subsidiary of PhytoMedical Technologies, Inc., entered into an exclusive worldwide licensing agreement with New York University (“NYU”) for certain patented inventions (“NYU Patents”) related to pharmacologically active elements of a muira puama plant extract and ion channel modulators from natural sources.

In consideration for the grant of the License, PTC agreed to:

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

In connection with the licensing agreement, PTC granted to each of NYU and Dr. Bruce Cherksey, a NYU scientist and inventor of the NYU Patents, an option to acquire, for a period of two years from July 29, 2004, a number of shares equal to 12.5% of the outstanding common stock of PTC on a fully diluted basis.  The fair value of the options granted has not been included in the financial statements because the amount is immaterial.

This combined 25% equity position may not be diluted until a total of $1,825,000, after deduction of all related financing costs, has been invested to further develop the technology.  Thereafter, NYU and Dr. Cherksey will be diluted pari passu with other equity holders of PTC.

On December 1, 2004, Polyphenol Technologies Corporation (“Phyphenol”), a wholly owned subsidiary of PhytoMedical Technologies, Inc., entered into a three year, three-way Cooperative Research and Development Agreement (“CRADA”) with the USDA's Agricultural Research Service (“ARS”) and Iowa State University (“ISU”). Polyphenol committed to providing $666,336 in research funding to the ARS and $186,865 to ISU under the following schedule:

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

As at September 30, 2005, the Company has made the first and second payment, in total of $119,150, as per agreement with USDA’s ARS.

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

As at September 30, 2005, the Company has paid the initial payment and three quarterly payments, in total of $60,000, as per agreement with Iowa State University.

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

Note 6 – Warrants

The movement of share purchase warrants can be summarized as follows:-

	Number of warrants	Weighted average exercise price
Balance, December 31, 2003	21,285,714	$0.021
Expired	(7,000,000)	0.050
Balance, June 30, 2005 and December 31, 2004	14,285,714	0.007
Exercised	(14,285,714)	0.007
Balance, September 30, 2005	-

As of September 30, 2005, there are no outstanding share purchase warrants.

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

In the nine-month period ended September 30, 2005, the Company granted an aggregate of 5,500,000 stock options to employees, with an exercise price of $0.96 per share, expiring 10 years from the date of grant, being vested immediately. The Company recorded stock based compensation expense of $660,000 in the three-month period ended March 31, 2005.

The movement of stock options can be summarized as follows:

	Number of options	Weighted average exercise price
Balance, December 31, 2003	4,750,000	$0.240
Exercised	(175,000)	0.240
Balance, December 31, 2004	4,575,000	0.240
Granted	5,500,000	0.960
Cancelled	(1,450,000)	0.240
Balance, March 31, 2005	8,625,000	0.699
Exercised	(550,000)	0.764
Balance, September 30, 2005 and June 30, 2005	8,075,000	0.695

No options were granted, cancelled or exercised during the three-month period ended September 30, 2005.

The weighted average remaining contractual life of the outstanding stock options at September 30, 2005 is 8.89 years.

Note 8 – Commitment

On July 8, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, the Company has to issue to Fusion Capital 863,724 shares (issued) of its common stock, which Fusion has agreed to hold for twenty-five months. Fusion Capital has agreed to purchase from the Company up to $10,000,000 of the Company’s common stock over a twenty-five month period. Pursuant to the terms of the Registration Agreement, the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement.

Once the Registration Statement has been declared effective, each trading day during the term of the Purchase Agreement the Company has the right to sell to Fusion Capital $20,000 of the Company’s common stock at a purchase price equal to the lower of the (a) the lowest sale price of the common stock on such trading day and (b) the arithmetic average of the three (3) lowest closing sale prices for the common stock during the twelve (12) consecutive trading days immediately preceding the date of purchase. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the timing and the number of shares sold to Fusion Capital. The effective date of the Registration Statement is October 14, 2005.

This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the nine months ending September 30, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Cachexia

Presently, through contract research organizations, the Company is working to isolate potentially active pharmacological elements in PhytoMedical's first plant derived compound, BDC-03, which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in a study of growing animals.

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

Diabetes

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

As at September 30, 2005, the Company has made the first and second payment, in total of $119,150, as per agreement with USDA’s ARS.

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

As at September 30, 2005, the Company has paid the initial payment and three quarterly payments, in total of $60,000, as per agreement with Iowa State University.

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

Plan of Operation

Presently, through contract research organizations, the Company is working to isolate potentially active pharmacological elements in PhytoMedical's first plant derived compound, BDC-03, which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in a study of growing animals.

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

Liquidity and Capital Resources

As at September 30, 2005, the Company had a cash balance of $95,538. The Company has financed its operations primarily through cash on hand, through loans from shareholders and proceeds from stock option exercises during the nine month period ending September 30, 2005.

Net cash flows used in by operating activities was $1,661,000 for the nine month period ending September 30, 2005, compared to net cash flows used of $97,353 for the same period in 2004, primarily due to an increase in investor relations expense, stock based compensation and research and development costs.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided (used in) by financing activities was $1,419,000 for the nine months period ending
September 30, 2005 compared to $235,300 for the same period in 2004. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from stock option and warrant exercises.

Related Party Transactions

Management Fees:  During the three and nine months ended September 30, 2005 and 2004, the Company charged $6,000 and $6,000 respectively, to operations for director fees incurred for services rendered by Directors. As of September 30, 2005, the Company owed $63,000 for outstanding management fees owed to Mr. Harmel Rayat, which is included in accounts payable-related party on the consolidated balance sheet.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,723,776 as at September 30, 2005, representing unsecured loans of $250,000 (interest rate of 7.50%), $250,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%), and $150,000 (8.75%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.  The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the nine month period ended September 30, 2005, amounted to $87,812 (2004 - $nil) and is included in accounts payable – related party.

Property:  The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The adoption of SFAS No. 154 will not have any impact on the Company’s consolidated financial statements.

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

We have had limited revenues since inception.  In both 2005 and 2004, and the nine months ended September 30, 2005, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $17,208,315 through September 30, 2005. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of November 8, 2005, our officers and board members own 70% of the 184,240,603 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of November 8, 2005 one of our directors beneficially owns approximately 70% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

July 13, 2005: PhytoMedical Technologies, Inc announced that it has entered into an agreement to raise up to $10 million in equity financing from Fusion Capital Fund II, LLC, a Chicago-based institutional investor

August 16, 2005: On August 12, 2005, Mr. Harmel S. Rayat, a current director, was appointed to the position of president and chief executive officer of PhytoMedical Technologies, Inc.  Mr. Rayat, a majority shareholder, will also assume the position of Chief Financial Officer and Principal Accounting Officer. Mr. Indy Panchi, the Company’s former president and CEO, will remain on as a director.

August 24, 2005: PhytoMedical Technologies, Inc. announced that it has been accepted for listing on the Frankfurt Stock Exchange, under the symbol ET6.

August 29, 2005:  PhytoMedical Technologies, Inc. filed an amendment to the August 24, 2005 8-K.

September 1, 2005: PhytoMedical Technologies, Inc. announced that Dr. Richard A. Anderson, a U.S. Department of Agriculture scientist who is collaborating with PhytoMedical, recently received the Burton Kallman Scientific Award

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 11th day of November, 2005.

PhytoMedical Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

President, Chief Executive Officer

November 11, 2005

Harmel S. Rayat

Principal Financial Officer, Director

/s/ Derek Cooper

Director, Secretary/Treasurer

November 11, 2005

Derek Cooper

/s/ Indy Panchi

Director

November 11, 2005

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

Date: November 11, 2005

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

Date: November 11, 2005

By: /s/ Harmel S. Rayat

Harmel S. Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: November 11, 2005	By:	/s/ Harmel S. Rayat
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

In connection with the Quarterly Report of PhytoMedical Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

PHYTOMEDICAL TECHNOLOGIES, INC.

Date: November 11, 2005	By:	/s/ Harmel S. Rayat
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