Form 10KSB
period 2005-12-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2006-04-13
CIK 1002422

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number 000-30156

PHYTOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation)

87-0429962B

(I.R.S Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia,  V6J 1G1

 (Address of principal executive offices)

(604) 659-5004

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class

Common Stock, $.00001 par value per share

 Name of Each Exchange on Which Registered

OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [  ] No [X]

Check whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ] No [X]

Revenues for its most current fiscal year:  None

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 7, 2006: $66,336,639.

Number of shares of Common Stock, $0.00001 par value, outstanding as of April 7, 2006: 187,045,505.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

PAGE

Item 1.   Description of Business

4

Item 2.   Description of Property

13

Item 3.   Legal Proceedings

13

Item 4.   Submissions of Matters to a Vote of Security Holders

13

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

14

Item 6.    Management's Discussion and Analysis or Plan of Operations

14

Item 7.    Financial Statements

18

Item 8.    Changes In and Disagreements With Accountants on Accounting and

 Financial Disclosure

37

Item 8a.

Controls and Procedures

37

Item 8b.

Other information

37

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

37

Item 10.

 Executive Compensation

40

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

41

and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

41

Item 13.  Exhibits

42

Item 14.  Principal Accountant Fees and Services

43

 Signatures

44

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2005, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

On March 6, 2006, Polyphenol Technologies Corporation, a wholly-owned subsidiary of PhytoMedical Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS) and Iowa State University (ISU) for an additional two years through October 31, 2009.

The USDA’s Agricultural Research Service will receive $1,760,845, or $1,094,479 in additional funds, to support the research work and related administrative costs.  This represents a 164% increase over our prior funding commitment of $666,366.

ARS:

Year 1: $238,300 in 4 installments, the first of which is due to ARS within 30 days of signing of the CRADA, with the following three payments commencing at the hiring of appropriate research personnel  and at three month intervals thereafter;

Year 2: $482,964 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment; and

Year 3: $507,114 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment.

Year 4: $532,468 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment.

As at December 31, 2005, the Company has made four payments, in total of $238,300 as per agreement with USDA’s ARS.

ISU:

Year 1: $60,000 to ISU in 4 quarterly installments, the first of which is due within 30 days of signing of the CRADA, with the following three payments commencing at the hiring of appropriate research personnel  and at three month intervals thereafter;

Year 2: $62,251 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment; and

Year 3: $70,295 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

Year 4: $72,140 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

As at December 31, 2005, the Company has paid the initial payment and four quarterly payments, in total of $75,000, as per agreement with Iowa State University.

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

Employees

At December 31, 2005, the Company employed 1 full-time person and 2 part-time persons. All of our research and development activities are provided on our behalf by scientists and others employed governmental agencies and academic institutions with which we have agreements or by third party providers.  To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We have had limited revenues since inception.  In both 2005 and 2004, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $19,052,426 through December 31, 2005. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of April 6, 2006, our officers and board members own 69% of the 187,045,505 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of April 6, 2006, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate office is located at 100 Overlook Drive, 2nd Floor, Princeton, New Jersey, 08540.  The Company’s administrative office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises in Vancouver, British Columbia are owned by a private corporation controlled by a director and majority shareholder.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2005. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "PYTO". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2004

$0.55

$0.34

Second Quarter 2004

$0.45

$0.36

Third Quarter 2004

$0.69

$0.38

Fourth Quarter 2004

$1.50

$0.46

First Quarter 2005

$1.24

$0.85

Second Quarter 2005

$1.46

$0.89

Third Quarter 2005

$1.12

$0.65

Fourth Quarter 2005

$1.09

$0.56

January 1, 2006 – April 7, 2006

$1.54

$0.96

As of March 31, 2006, there were approximately 290 stockholders of record of the Company's Common Stock.

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

9,275,000

$0.682

15,000,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

9,275,000

$0.682

15,000,000

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

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended December 31, 2005 and December 31, 2004.

General and Administrative Expenses:  During 2005, the Company incurred $4,261,079 in general and administrative expenses, an increase of 520% over 2004 expenses of $687,075.  The increase is primarily attributable to increases in research and development costs, investor relations costs, stock based compensation expenses and the stock offering expense that incurred in the Fusion Capital transaction with the issuance of commitment shares.

Interest Income:  Interest income was $3,697 and $580 for the years ended December 31, 2005, and 2004, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of December 31, 2005, the Company's accumulated deficit was $19,052,426, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended December 31, 2005, the Company recorded a net loss of $4,257,382, an increase of 520%, compared to a net loss of $686,495 for the same period in 2004. The increase is primarily attributable to increases in investor relations costs, stock based compensation expenses and the stock offering expense that incurred in the Fusion Capital transaction with the issuance of commitment shares.

Liquidity and Capital Resources

At December 31, 2005, the Company had a cash balance of $63,770 compared to a cash balance of $337,538 at December 31, 2004.

During 2005, the Company used $2,117,231 of net cash from operating activities, an increase of 213%, as compared to net cash flows used by operating activities of $675,884 in 2004, primarily due to increases in operating expenses, research and development costs and investor relation costs.

Net cash flows used in investing activities was $20,540 for 2005, compared to $0 for 2004, due to equipment purchases during the periods presented.

Net cash provided by financing activities was $1,864,003 for 2005 compared to $915,776 for 2004. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from warrant and stock option exercises.

Subsequently, as of April 1, 2006, Fusion Capital had purchased 1,811,064 shares of common stock for an aggregate of $1,761,997 under the Purchase Agreement.

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

The Company anticipates that its major shareholder will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2006, however, if necessary additional funds maybe provided by debt or equity financings.

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

Related Party Transactions

Management Fees and Stockholder Advances

Management Fees:  During the years ended December 31, 2005 and 2004, the Company charged $6,000 and $11,700 respectively, to operations for director fees incurred for services rendered by Directors. As of December 31, 2005, the Company owed $63,000 (2004: $67,000) for outstanding management fees owed to a director and major shareholder, which is included in accounts payable-related party on the consolidated balance sheets.

The Company also owed to a director and major shareholder an amount of $6,834 (2004: $1,000) for expenses incurred on behalf of the Company.

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

On March 8, 2005, the Director and majority shareholder advanced $750,000 to the Company with interest rate of 8.5% per annum.

On April 5, 2005, the Director and majority shareholder advanced $150,000 to the Company with interest rate of 8.75% per annum.

On December 5, 2005, the Company repaid $20,000 to the Director and majority shareholder.

Notes Payable totaled $1,703,776 as of December 31, 2005 (2004: $823,776), representing unsecured loans of $230,000 (interest rate of 7.50%), $250,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%), and $150,000 (8.75%) due to a Director and majority shareholder of the Company.  The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the year ended December 31, 2005, amounted to $133,228 (2004 - $4,686) and is included in accounts payable – related party.

Rent Expenses

Property:  The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a privately held corporation controlled by the director and majority shareholder. The Company has entered into a one year lease agreement to pay rent in the amount of C$2,800 per month, effective April 1, 2006 for the above office.  The tenant may terminate this lease anytime during the term upon 30 days prior written notice to the Landlord.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and may require additional funding during 2006. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

19

Report of Independent Registered Public Accounting Firm

20

Consolidated Balance Sheets as of December 31, 2005 and 2004

21

Consolidated Statements of Operations for years ended December 31, 2005 and 2004

22

Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended
December 31, 2005 and 2004

23

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

25

Notes to the Financial Statements

26-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PhytoMedical Technologies, Inc.

Vancouver, British Columbia

CANADA

We have audited the accompanying consolidated balance sheet of PhytoMedical Technologies, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhytoMedical Technologies, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, and has a substantial accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

April 1, 2006

Seattle, Washington

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

Vancouver, Canada

“MOORE STEPHENS ELLIS FOSTER LTD.”

March 15, 2005

Chartered Accountants

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprises Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

(Expressed in U.S. Dollars)	2005	2004

ASSETS
Current assets
Cash	$ 63,770	$ 337,538

Total current assets	63,770	337,538

Property and Equipment, Net (Note 3)	18,881	-

Total assets	$ 82,651	$ 337,538

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 113,333	$ 24,424
Accounts payable - related parties (Note 4)	203,062	71,687
Advances from stockholder - related party	-	1,000
Promissory notes - related party (Note 4)	1,703,776	823,776

Total liabilities	2,020,171	920,887

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 185,137,412 (2004: 168,541,165)	1,851	1,685
Additional paid-in capital	17,113,055	14,210,010
Accumulated deficit	(19,052,426)	(14,795,044)

Total stockholders' deficiency	(1,937,520)	(583,349)

Total liabilities and stockholders' deficiency	$ 82,651	$ 337,538

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2005 and 2004

(Expressed in U.S. Dollars)	2005	2004

Revenue	$ -	$ -

Expenses
Management fees - related party (Note 4)	6,000	11,700
Investor relations	1,589,440	509,275
Other operating expenses, including interest of $128,967 in
2005 and $4,740 in 2004	479,685	77,537
Research and development costs (Note 8)	267,745	88,563
Stock based compensation	924,000	-
Stock offering costs	994,209	-
	4,261,079	687,075

Operating loss	(4,261,079)	(687,075)

Other income
Interest income	3,697	580

Net loss available to common shareholders	$ (4,257,382)	$ (686,495)

Loss per common share - basic and diluted	$ (0.02)	$ (0.00)

Weighted average number of common shares
outstanding - basic and diluted	173,456,330	161,527,543

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the years ended December 31, 2005 and 2004

	Common Stock		Additional	Accumulated	Comprehensive	Accumulated other comprehensive	Total stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	deficiency

Balance, December 31, 2003	161,223,308	$ 1,612	$ 14,118,083	$ (14,108,549)	$ -	$ -	$ 11,146

Common stock issued upon
exercise of stock options, at
$0.24 per share	175,000	2	41,998	-	-	-	42,000

Common stock issued upon
exercise of warrants, at
$0.007 per share	7,142,857	71	49,929	-	-	-	50,000

Loss, year ended December 31, 2004	-	-	-	(686,495)	(686,495)	-	(686,495)

Total comprehensive (loss)					(686,495)
Balance, December 31, 2004	168,541,165	1,685	14,210,010	(14,795,044)		-	(583,349)

Common stock issued upon
exercise of stock options	550,000	6	419,994	-	-	-	420,000

Stock based compensation expenses (options)	-	-	924,000	-	-	-	924,000

Common stock issued upon
exercise of warrants at $0.007 per share	14,285,714	143	99,857	-	-	-	100,000

Restricted common stock issued
pursuant to share purchase agreement	1,027,397	10	994,199	-	-	-	994,209

Common stock issued for cash	733,136	7	464,995	-	-	-	465,002

Loss, year ended December 31, 2005	-	-	-	(4,257,382)	(4,257,382)	-	(4,257,382)

					$ (4,257,382)
Balance, December 31, 2005	185,137,412	$ 1,851	$ 17,113,055	$(19,052,426)		-	$ (1,937,520)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005 and 2004

(Expressed in U.S. Dollars)	2005	2004

Cash flows from (used in) operating activities
Net loss	$ (4,257,382)	$ (686,495)
Adjustments for items not involving cash:
Accrued interest payable to stockholder	128,542	-
Amortization and depreciation	1,659	-
Stock based compensation	924,000	-
Stock offering costs	994,209	-
Change in non-cash working capital items:
Increase in accounts payable	91,741	10,611
	(2,117,231)	(675,884)

Cash flows used in investing activities
Purchase of property and equipment	(20,540)	-

Cash flows from financing activities
Proceed from issuance of common stock	985,003	92,000
Payback loans to stockholder	(21,000)	-
Promissory note proceeds from stockholder	900,000	823,776
	1,864,003	915,776

Increase (decrease) in cash	(273,768)	239,892

Cash, beginning of year	337,538	97,646
Cash, end of year	$ 63,770	$ 337,538

Supplemental disclosure of cash flow information:
Interest paid in cash	$ 425	$ -
Income tax paid in cash	$ -	$ -

Noncash financing activities:
Issuance of common stock as stock offering costs	$ 994,209	$ -

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Enterprise Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006. The adequacy of our cash flows hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company has arranged a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to purchase from the Company up to $10,000,000 of the Company’s common stock over a twenty-five month period (Note 9). Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2. Significant Accounting Policies

(a) Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of PhytoMedical Technologies, Inc. and its wholly owned subsidiaries, PhytoMedical Technologies Corporation, incorporated on March 9, 2004, and Polyphenol Technologies Corporation, incorporated on August 24, 2004, both Nevada corporations.  All significant inter-company transactions and balances have been eliminated.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for the year ended December 31, 2005 and 2004. The Company occasionally has cash deposits in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions.

(e) Equipment and Depreciation

Equipment is initially recorded at cost and are depreciated under the straight-line method over its estimated useful life as follows:

Computer equipment

2 years

Office equipment

2 years

Repairs and maintenance costs are charged to operations as incurred.

(f) Research and Development Costs

Research and development costs are expensed as incurred.

(g) Fair Value of Financial Instruments

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, accounts payable – related parties, and notes/advances payable to related parties approximates their fair value because of the short-term nature of these instruments.

(h) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2005 and 2004.

(i) Impairment and Disposal of Long-Lived Assets

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

(j) Income Taxes

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

(k) Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing income (loss)  (numerator) applicable to common stockholders by the weighted average number of common stocks outstanding (denominator) for the period. All earnings (loss) per share amounts in the financial statements are basic earnings (loss) per share, as defined by SFAS No. 128, “Earnings Per Share.” Diluted earnings (loss) per share does not differ materially from basic earnings per share for all periods presented. Convertible securities that could potentially dilute basic earnings (loss) per share in the future, such as options and warrants, are not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive.

(l) Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

	2005	2004

Net income (loss)	$ (4,257,382)	$ (686,495)
Stock-based employee compensation
expenses as determined under the
fair value based method	(4,158,131)	(379,740)
Stock-based compensation using intrinsic value	924,000
Pro-forma	$ (7,491,513)	$ (1,066,235)

Net income (loss) per stock -
basic and diluted
As reported	$ (0.02)	$ (0.00)
Pro-forma	$ (0.04)	$ (0.01)

The weighted average fair values of the options vested in 2005 was estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions:  dividend yield of 0%, expected volatility of 91.5%, risk free interest rates of 3.6%, and expected lives of 3.4 years.

The fair value of the options vested in 2004 was estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions:  dividend yield of 0%, expected volatility of 159%, risk-free interest rates of 3.5%, and expected lives of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable measure of the fair value of its stock options.

(m) Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Stockholders' Equity (Deficiency).  Comprehensive income (loss) comprises all equity changes except those resulting from investments by owners and distributions to owners.

(n) Foreign Currency Translations

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into their functional currency, which is U.S. Dollar, in the following manner:

At the translation date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. Dollars by using the exchange rate in effect at that date. There are no subsidiaries using a functional currency other than the U.S. Dollar at December 31, 2005 and 2004. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

(o) Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,  which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The adoption of this pronouncement does not have an impact on the Company’s financial statements.

(p) Intangible Assets

The Company adopted the SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life to not be amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over its useful life.

As of December 31, 2005 and 2004, the Company did not have any goodwill or intangible assets.

(q) Related Party Transactions

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

(r) Stock Offering Costs

As discussed in Note 9, the fair value of stock issued to Fusion Capital under the stock purchase agreement has been expensed in the year the stock was issued because the agreement can be terminated without the stock being returned.

(s) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”.  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required.  SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company is determining the impact of this pronouncement on its 2006 financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. The adoption of SFAS No. 153 will not have any impact on the Company’s consolidated financial statements.

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

3. Equipment

	2005	2004

Computer equipment	$ 19,266	$ -
Furniture and fixtures	1,274	-
	20,540	-
Less: accumulated depreciation	(1,659)	-
	$ 18,881	$ -

Depreciation expense charged to operations during 2005 was $1,659 (2004 - $nil).

4. Related Party Transactions

(a) Management Fees and Stockholder Advances

Management Fees:  During the years ended December 31, 2005 and 2004, the Company charged $6,000 and $11,700 respectively, to operations for director fees incurred for services rendered by Directors. As of December 31, 2005, the Company owed $63,000 (2004: $67,000) for outstanding management fees owed to a director and major shareholder, which is included in accounts payable-related party on the consolidated balance sheets.

The Company also owed to a director and major shareholder an amount of $6,834 (2004: $1,000) for expenses incurred on behalf of the Company.

(b) Notes payable

At a Board of Directors meeting held on September 10, 2004, the Company’s Board of Directors agreed to accept a loan of up to $1,000,000 from the same director and major stockholder in Note 4(a).  Proceeds from the loan, which will be drawn down on a “as needed basis”, will be used to fund the Company’s research and development commitment, management fees, staff salaries, investor and public relations costs, legal and audit costs, and other ongoing working capital requirements.

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

On March 8, 2005, the Director and majority shareholder advanced $750,000 to the Company with interest rate of 8.5% per annum.

On April 5, 2005, the Director and majority shareholder advanced $150,000 to the Company with interest rate of 8.75% per annum.

On December 5, 2005, the Company repaid $20,000 to the Director and majority shareholder.

Notes Payable totaled $1,703,776 as of December 31, 2005 (2004: $823,776), representing unsecured loans of $230,000 (interest rate of 7.50%), $250,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%), and $150,000 (8.75%) due to a Director and majority shareholder of the Company.  The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the year ended December 31, 2005, amounted to $133,228 (2004 - $4,686) and is included in accounts payable – related party.

(c) Rent Expenses

Property:  The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a privately held corporation controlled by the director and majority shareholder. The Company has entered into a lease agreement to pay rent in the amount of C$2,800 per month, effective April 1, 2006 for the above office.

5. Warrants

The movement of share purchase warrants can be summarized as follows:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2003	1,285,714	$ 0.021
Exercised/Expired	-	-
Balance, December 31, 2004	21,285,714	0.021
Expired	(7,000,000)	0.050
Exercised	(14,285,714)	0.007
Balance, December 31, 2005	-

As of December 31, 2005, there are no outstanding share purchase warrants.

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

On September 22, 2003, the Company's Board of Directors granted Non-Statutory Stock Options under the 2001 Stock Option Plan to three employees to purchase 4,750,000 common stock shares at a price of $0.24 per share, the closing price of the Company's shares on September 22, 2003.  The options shall vest and become exercisable in two equal installments of fifty percent (immediately) and the balance 180 days from issuance.  Each stock option entitles the holder to acquire one common share of the Company.

On February 28, 2005, the Company granted an aggregate of 5,500,000 stock options to employees, with an exercise price of $0.96 per share, expiring 10 years from the date of grant, being vested immediately. The Company recorded stock based compensation expense of $660,000.

On December 5, 2005, the Company granted an aggregate of 1,200,000 stock options to employees, with an exercise price of $0.60 per share, expiring 10 years from the date of grant, being vested immediately. The Company recorded stock based compensation expense of $264,000.

The movement of stock options can be summarized as follows:

	Number of options	Weighted average exercise price

Balance, December 31, 2003	4,750,000	$ 0.240
Exercised	(175,000)	0.240
Balance, December 31, 2004	4,575,000	0.240
Granted	6,700,000	0.896
Exercised	(550,000)	0.764
Cancelled	(1,450,000)	0.240
Balance, December 31, 2005	9,275,000	0.682

The weighted average remaining contractual life of the outstanding stock options at December 31, 2005, is 8.81 years.

			Weighted
			average
			remaining
Exercise	Number	Number	contractual
price	outstanding	exercisable	life (yr.)

$ 0.24	2,000,000	2,000,000	7.73
0.24	975,000	975,000	7.73
0.96	3,900,000	3,900,000	9.17
0.96	1,200,000	1,200,000	9.17
0.60	650,000	650,000	9.93
0.60	550,000	550,000	9.93
	9,275,000	9,275,000	8.81

7. Income Taxes

There is no current or deferred tax expense for the years ended December 31, 2005 and 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

The income tax effect, utilizing a 34% income tax rate, of temporary differences giving rise to the deferred tax assets and deferred tax liabilities is a result of the following:

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$ 5,710,000	$ 4,915,000
Valuation allowance	(5,710,000)	(4,915,000)
Net deferred tax assets	$ -	$ -

The 2005 increase in the valuation allowance was $795,000 (2004:  $277,000).

The Company has available net operating loss carry-forwards of approximately $16,794,000 (2004:  $14,456,000) for tax purposes to offset future taxable income, which expires commencing 2008 through to the year 2025. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

	2005	2004

Statutory federal income tax rate	(34.00%)	(34.00%)
Valuation allowance	18.80%	34.00%

Stock based compensation	7.30%	-
Stock offering costs	7.90%	-
Effective income tax rate	0.00%	0.00%

8. Cooperative Agreement

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

On March 6, 2006, Polyphenol Technologies Corporation, a wholly-owned subsidiary of PhytoMedical Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS) and Iowa State University (ISU) for an additional two years through October 31, 2009.

The USDA’s Agricultural Research Service will receive $1,760,845, or $1,094,479 in additional funds, to support the research work and related administrative costs.  This represents a 164% increase over our prior funding commitment of $666,366.

ARS:

Year 1: $238,300 in 4 installments, the first of which is due to ARS within 30 days of signing of the CRADA, with the following three payments commencing at the hiring of appropriate research personnel  and at three month intervals thereafter;

Year 2: $482,964 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment; and

Year 3: $507,114 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment.

Year 4: $532,468 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment.

As of December 31, 2005, the Company has made four payments, in total of $238,300 as per agreement with USDA’s ARS.

ISU:

Year 1: $60,000 to ISU in 4 quarterly installments, the first of which is due within 30 days of signing of the CRADA, with the following three payments commencing at the hiring of appropriate research personnel  and at three month intervals thereafter;

Year 2: $62,251 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment; and

Year 3: $70,295 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

Year 4: $72,140 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

As of December 31, 2005, the Company has paid the initial payment and four quarterly payments, in total of $75,000, as per agreement with Iowa State University.

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

9. Commitments

Common Stock Purchase Agreement

On July 8, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, the Company has to issue to Fusion Capital 1,027,397 shares (issued) of its common stock, which Fusion has agreed to hold for twenty-five months. Fusion Capital has agreed to purchase from the Company up to $10,000,000 of the Company’s common stock over a twenty-five month period. Pursuant to the terms of the Registration Agreement, the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement. The fair value of the stock issued has been expensed in 2005.

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

Up to December 31, 2005, Fusion Capital has subscribed 733,136 shares for $465,002 according to the Purchase Agreement.

Co-operative Agreement

See Note 8.

10. Subsequent Events

On March 6, 2006, Polyphenol Technologies Corporation, a wholly-owned subsidiary of PhytoMedical Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS) and Iowa State University (ISU) for an additional two years through October 31, 2009.

As of April 1, 2006, Fusion Capital had purchased 1,811,064 shares of common stock under the Purchase Agreement.

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a: CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons associated with us to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation

ITEM 8b: OTHER INFORMATION

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

Greg Wujek – President, Chief Executive Officer, Director

Mr. Greg Wujek earned his Bachelor’s degree in Science from Illinois State University in 1986.  From November 2000 to May 2005, Mr. Wujek was employed by Andrx Laboratories.  During his tenure at Andrx Laboratories, Mr. Wujek managed a team of over 450 individuals, and held several positions, including Vice President of Business Development, Vice President of Sales, as well as Vice President of Managed Care. During June 2005 to September 2005, Mr. Wujek performed independent consulting services for branded pharmaceutical companies.  Consulting services ranged from sales management training, optimizing sales, managed care, and sales operations.  From September 2005 to March 2006, Mr. Wujek was employed by Savient Pharmaceuticals,   where he held the position of Vice President, Sales, and was responsible for sales, operations, training, and managed care.  Mr. Wujek joined the Company as President, Chief Executive Officer and Director on April 3, 2006.

Derek J. Cooper  - Secretary, Treasurer, Director.

Mr. Derek J. Cooper earned his Bachelor of Science degree in Physics at the University of British Columbia in May 2001, specializing in solid state and optics, and obtained his Bachelor of Applied Science degree in Geological Engineering in April 2005.  From April 2002 through January 2003, Mr. Cooper tenured at the diversified mining and metals organization, Teck-Cominco, where he co-designed and commissioned a hydrometallurgy extraction process for molybdenum.  Subsequently, from January 2003 thru September 2003, Mr. Derek Cooper joined Syncrude Canada Ltd. as Mine Development Engineer.  While continuing to pursue his Applied Sciences degree in Geological Engineering, from June 2004 thru September 2004, Mr. Cooper successfully completed a near-term engineering-exploration contract with Stealth Minerals Ltd.  Since June 2005, following completion of his Applied Sciences studies, Mr. Derek Cooper has joined Elk Valley Coal (Teck-Cominco, Inc. & Fording Coal Trust) as Drill-Blast Engineer.  Mr. Cooper joined the Company as Secretary, Treasurer and Director on September 22, 2003.

Indy S. Panchi - Director

.Mr. Indy S. Panchi received his Bachelor’s degree in Business and Finance from Manchester University in June 1990 and subsequently acquired a Post Graduate Diploma in Management Studies from the University of Central England two years later (June, 1992).  In October 1992, he joined the Executive Agency of the Department of Trade and Industry’s British Insolvency Service. In February 1998, Mr. Panchi was awarded an Executive Officer position with the British Foreign Office’s, Trade Partners UK (formerly, British Trade International).  From June 2000 to March 2001, Mr. Panchi was self-employed as a business consultant, offering business development and market analysis consulting services to private companies, public corporations and start-up ventures.  From April 2001 to July 2002, Mr. Panchi accepted a position with Kanester Johal, a firm affiliated with Kingston Sorel International. From July 2002 to September 2003, Mr. Indy Panchi joined BDO Dunwoody Ltd., and subsequently tenured at Deloitte & Touche LLP from September 2003 to April 2004.  Since May 2004, Mr. Indy Panchi has been self-employed as a business consultant to numerous corporations, recently establishing his real estate consultancy practice at Sutton Group.  Mr. Panchi joined the Company as a Director and its President and Chief Executive Officer on September 22, 2003. He resigned as our President on August 12, 2005.

Harmel S. Rayat - Chief Financial Officer, Principal Accounting Officer, Director

 Mr. Rayat has been in the brokerage and venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provided financial consulting services to a wide range of emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations and since January 2002, he has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat has served, and continues to serve, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, Hepalife Technologies, Inc., Entheos Technologies, Inc., and International  Energy, Inc. Mr. Rayat has served as one of our directors since December 4, 2000. In 2002 he was appointed secretary and treasurer. On August 12, 2005 he was appointed our president and chief executive and financial officer, as well as our principal accounting officer.  On April 3, 2006, Mr. Rayat resigned as President and Chief Executive Officer.

There are no family relationships among or between any of our officers and directors.

During the past five years, except as set forth below, none of our directors, executive officers, promoters or control persons has been:

(a)

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(d)

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a former part-time employee of ours (collectively the “respondents”), consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. The matter related to the public resale by EquityAlert of securities received as compensation from or on behalf of issuers for whom EquityAlert and Innotech provided  public relation and stock advertising services; Mr. Rayat was the president of Innotech and Equity Alert was the wholly-owned subsidiary of Innotech at the time.

The U.S. Securities & Exchange Commission contended and alleged that Equity Alert had received the securities from persons controlling or controlled by the issuer of the securities, or under direct or indirect common control with such issuer with a view toward further distribution to the public; as a result, the U.S. Securities & Exchange Commission further alleged that the securities that Equity Alert had received  were restricted securities, not exempt from registration, and hence could not be resold to the public within a year of their receipt absent registration; and, accordingly,  the U.S. Securities & Exchange Commission further alleged, since Equity Alert effected the resale within a year of its acquisition of the securities, without registration, such resale violated Sections 5(a) and 5(c) of the Securities Act.

Without admitting or denying any of the findings and/or allegations of the U.S. Securities & Exchange Commission the respondents agreed, on October 23, 2003 to cease and desist, among other things, from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14.

On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the U.S. Securities & Exchange Commission that EquityAlert did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from, among other things, violating Section 17(b) of the Securities Act of 1933; in addition, each of Mr. Rayat and EquityAlert agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2005, the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2005, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2005 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year

Salary

Bonus

Other

Granted

Compensation

Harmel S. Rayat

2005

 $0

$0

$1,800

0

$0

Chairman, President

2004

 $0

$0

$3,500

0

$0

CEO and Director

2003

 $27,000

$0

$0

0

$0

Indy Panchi

2005

 $0

$0

$2,400

0

$0

Director

2004

 $0

$0

$4,700

0

$0

2003

 $0

$0

$1,150

0

$0

Derek Cooper,

2005

 $0

$0

$1,800

0

$0

Secretary, Treasurer,

2004

 $0

$0

$3,500

0

$0

Director

2003

 $0

$0

$850

0

$0

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2005 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2005

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

Options on December 31, 2005

            Options on December 31, 2005

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 6, 2006, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

  129,361,471

69%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Greg Wujek

                    0

0%

100 Overlook Drive, 2nd Floor

Princeton, NJ  08540

Indy Panchi

                    0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Derek Cooper

     0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

  129,361,471

69%

as a group (4 persons)

(1) Includes 31,300 shares held by Tajinder Chohan, Mr. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares and share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Fees and Stockholder Advances

Management Fees:  During the years ended December 31, 2005 and 2004, the Company charged $6,000 and $11,700 respectively, to operations for director fees incurred for services rendered by Directors. As of December 31, 2005, the Company owed $63,000 (2004: $67,000) for outstanding management fees owed to a director and major shareholder, which is included in accounts payable-related party on the consolidated balance sheets.

The Company also owed to a director and major shareholder an amount of $6,834 (2004: $1,000) for expenses incurred on behalf of the Company.

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

On March 8, 2005, the Director and majority shareholder advanced $750,000 to the Company with interest rate of 8.5% per annum.

On April 5, 2005, the Director and majority shareholder advanced $150,000 to the Company with interest rate of 8.75% per annum.

On December 5, 2005, the Company repaid $20,000 to the Director and majority shareholder.

Notes Payable totaled $1,703,776 as of December 31, 2005 (2004: $823,776), representing unsecured loans of $230,000 (interest rate of 7.50%), $250,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%), and $150,000 (8.75%) due to a Director and majority shareholder of the Company.  The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the year ended December 31, 2005, amounted to $133,228 (2004 - $4,686) and is included in accounts payable – related party.

Rent Expenses

Property:  The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a privately held corporation controlled by the director and majority shareholder. The Company has entered into a one year lease agreement to pay rent in the amount of C$2,800 per month, effective April 1, 2006 for the above office.  The tenant may terminate this lease anytime during the term upon 30 days prior written notice to the Landlord.

ITEM 13:  EXHIBITS

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth fiscal quarter, there were no reports filed on Form 8-K

October 27, 2005:  On October 24, 2005, PhytoMedical Technologies, Inc. issued a news release to acknowledge the ongoing efforts of Professor George A. Kraus and Dr. Yi Yuan, part of PhytoMedical’s growing team of collaborating scientists developing a new compound for type-2 diabetes.

December 5, 2005:  At a Board of Directors meeting, the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain employees and consultants for 1,200,000 stock options out of the 1,200,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young, LLP served as the Company's independent accountants from May 5, 2005 until their dismissal in March 2006.  The firm of Peterson Sullivan, PLLC currently serves as the Company’s independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2005 and December 31, 2004 were $17,221 and $8,817 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2005 and 2004 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2005 and 2004 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 10th day of April, 2006.

Entheos Technologies, Inc.

/s/ Greg Wujek

Greg Wujek

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Greg Wujek

President, Chief Executive

April 10, 2006

Greg Wujek

Officer and Director

/s/ Derek Cooper

Secretary, Treasurer and

April 10, 2006

Derek Cooper

Director

/s/ Harmel S. Rayat

Chief Financial Officer,

April 10, 2006

Harmel S. Rayat

Principal Accounting Officer

and Director

/s/ Indy Panchi

Director

April 10, 2006

Indy Panchi