Form 10QSB
period 2006-03-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2006-05-15
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of May 11, 2006, there were 187,444,187 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED MARCH 31, 2006

PART I    FINANCIAL INFORMATION

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

6

Notes to Interim Unaudited Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Controls and Procedures

22

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3. Defaults Upon Senior Securities

24

Item 4. Submission of Matters to a Vote of Security Holders

24

Item 5. Other Information

24

Item 6. Exhibits and Reports on Form 8-K

24

Signatures

26

Item 1. Financial Statements

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,	December 31,
(Expressed in U.S. Dollars)	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$496,057	$63,770
Prepaid expenses	10,497	-

Total current assets	506,554	63,770

Property and Equipment, Net	16,625	18,881

Total assets	$523,179	$82,651

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$132,900	$113,333
Accounts payable - related parties (Note 4)	141,726	203,062
Promissory notes - related party (Note 4)	1,473,776	1,703,776

Total current liabilities	1,748,402	2,020,171

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 186,948,476 (2005: 185,137,412)	1,869	1,851
Additional paid-in capital	18,875,034	17,113,055
Accumulated deficit	(20,102,126)	(19,052,426)
Total stockholders' deficiency	(1,225,223)	(1,937,520)

Total liabilities and stockholders' deficiency	$523,179	$82,651

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2006 and 2005
(Unaudited)

(Expressed in U.S. Dollars)	March 31, 2006	March 31, 2005

Revenue	$-	$-

Expenses
Management fees - related party (Note 4)	6,300	-
Investor relations	803,308	918,361
Other operating expenses	106,650	47,829
Research and development costs (Note 5)	137,316	16,640
Stock based compensation	-	660,000
	1,053,574	1,642,830

Operating loss	(1,053,574)	(1,642,830)

Other income
Interest income	3,874	924

Net loss available to common shareholders	$(1,049,700)	$(1,641,906)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	186,138,501	168,541,165

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the three months ended March 31, 2006 and year ended December 31, 2005
(Unaudited)
						Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	Deficiency

Balance, December 31, 2004	168,541,165	$1,685	$14,210,010	$(14,795,044)		(583,349)

Common stock issued upon
exercise of stock options	550,000	6	419,994	-	-	420,000

Stock based compensation expenses	-	-	924,000	-	-	924,000

Common stock issued upon
exercise of warrants, at
$0.007 per share	14,285,714	143	99,857	-	-	100,000

Restricted common stock issued
pursuant to share purchase agreement	1,027,397	10	994,199	-	-	994,209

Common stock issued for cash	733,136	7	464,995	-	-	465,002

Loss, year ended December 31, 2005	-	-	-	(4,257,382)	(4,257,382)	(4,257,382)

					(4,257,382)
Balance, December 31, 2005	185,137,412	1,851	17,113,055	(19,052,426)	-	(1,937,520)

Common stock issued for cash
during January 2006	490,938	5	455,994	-	-	455,999

Common stock issued for cash
during February 2006	921,135	10	903,991	-	-	904,001

Common stock issued for cash
during March 2006	398,991	3	401,994	-	-	401,997

Loss, period ended March 31, 2006	-	-	-	(1,049,700)	(1,049,700)	(1,049,700)

					$ (1,049,700)
Balance, March 31, 2006	186,948,476	$1,869	$18,875,034	$(20,102,126)		$(1,225,223)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2006 and 2005
(Unaudited)

(Expressed in U.S. Dollars)	March 31, 2006	March 31, 2005

Cash flows from (used in) operating activities
Net loss	$(1,049,700)	$(1,641,906)
Adjustments for items not involving cash:
Imputed interest payable to stockholder	-	16,724
Amortization and depreciation	2,604	-
Stock based compensation	-	660,000
Change in non-cash working capital items:
Increase in prepaid expenses	(10,497)	-
Decrease in accounts payable	(41,769)	(26,679)
Net cash used in operating activities	(1,099,362)	(991,861)

Cash flows used in investing activities
Purchase of fixed assets	(348)	-

Cash flows from financing activities
Proceeds from issuance of common stock	1,761,997	-
Repayment of loan to stockholder	(230,000)	-
Promissory note proceeds from a major stockholder	-	750,000
Net cash provided by financing activities	1,531,997	750,000

Increase (decrease) in cash	432,287	(241,861)

Cash, beginning of period	63,770	337,538
Cash, end of period	$496,057	$95,677

Supplemental disclosure of cash flow information:
Interest paid in cash	$458	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Expressed in US Dollars)

Note 1  - Basis of Presentation – Going Concern Uncertainties

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006. The satisfaction of our cash needs hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company has arranged a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to purchase from the Company up to $10,000,000 of the Company’s common stock over a twenty-five month period (Note 6). Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of Phytomedical Technologies, Inc. and Subsidiaries (“the Company”), include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position as of March 31, 2006 and the consolidated results of operations for the three  months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2005 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the annual financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2005 Annual Report on
Form 10-KSB.

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.  The computation of basic and diluted loss per share is as follows at March 31, 2006:

	Three months ended
	March 31,
	2006	2005

Numerator - net loss available to
common stockholders	$(1,049,700)	$(1,641,906)

Denominator - weighted average number
of common shares outstanding	186,138,501	168,541,165

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Note 4 – Related Party Transactions

Management Fees:  During the three months ended March 31, 2006 and 2005, the Company charged $6,300 and $nil respectively, to operations for director fees incurred for services rendered by Directors.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,473,776 as at March 31, 2006, representing unsecured loans of $250,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%), and $150,000 (8.75%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. On February 3, 2006, the Company has repaid $230,000 to the Director and majority shareholder with the accrued interest of $26,404. The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the three-month period ended March 31, 2006, amounted to $34,902 (2005 - $16,724) and is included in accounts payable – related parties.

Property:  The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Note 5 – Cooperative Agreement

On July 29, 2004, Phytomedical Technologies Corporation (“PTC”), a wholly owned subsidiary of the Company, Inc., entered into an exclusive worldwide licensing agreement with New York University (“NYU”) for certain patented inventions (“NYU Patents”) related to pharmacologically active elements of a muira puama plant extract and ion channel modulators from natural sources.

In consideration for the grant of the License, PTC agreed to:

(a)

reimburse NYU for its patent costs incurred to date;

(b)

pay to NYU a royalty of 4% of the net sales of all licensed products related to medical, pharmacological, therapeutic, prophylactic, nutritional and research applications of the muira puama extract;

(c)

pay NYU 20% of the net sales for all other licensed products;

(d)

pay NYU 10% of all sublicense fees.

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

On December 1, 2004, Polyphenol Technologies Corporation (“Polyphenol”), a wholly owned subsidiary of the Company, entered into a three year, three-way Cooperative Research and Development Agreement (“CRADA”)

with the USDA's Agricultural Research Service (“ARS”) and Iowa State University (“ISU”). Polyphenol committed to providing $666,336 in research funding to the ARS and $186,865 to ISU under the following schedule below.

On March 6, 2006, Polyphenol agreed to extend its CRADA with the USDA’s ARS and ISU for an additional two years through October 31, 2009.

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

As at March 31, 2006, the Company has paid four payments and accrued one payment, for a total of $359,041 as per agreement with USDA’s ARS.

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

As at March 31, 2006, the Company has paid the initial payment and five quarterly payments, for a total of $90,563, as per agreement with ISU.

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

Note 6 – Common Stock

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

Pursuant to the terms of the Registration Agreement, the Company has filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement.

The Registration Statement was declared effective on October 14, 2005. On each trading day during the term of the Purchase Agreement, the Company has the right to sell to Fusion Capital $20,000 of the Company’s common stock at a purchase price equal to the lower of the (a) the lowest sale price of the common stock on such trading day and (b) the arithmetic average of the three (3) lowest closing sale prices for the common stock during the twelve (12) consecutive trading days immediately preceding the date of purchase. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the timing and the number of shares sold to Fusion Capital.

During the quarter ended March 31, 2006, Fusion Capital has purchased 1,811,064 shares of the Company for total proceeds of $1,761,997.

Note 7 – Warrants

The movement of share purchase warrants can be summarized as follows:-

		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2004	14,285,714	$0.007
Exercised	(14,285,714)	0.007
Balance, December 31, 2005	-

As of March 31, 2006, there are no outstanding share purchase warrants.

Note 8 - Stock Options

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

The movement of stock options can be summarized as follows:

		Weighted average
	Number of options	exercise price

Balance, December 31, 2003	4,750,000	$0.240
Exercised	(175,000)	0.240
Balance, December 31, 2004	4,575,000	0.240
Granted	6,700,000	0.896
Exercised	(550,000)	0.764
Cancelled	(1,450,000)	0.240
Balance, December 31, 2005	9,275,000	0.682

No options were granted, cancelled or exercised during the three-month period ended March 31, 2006.

The weighted average remaining contractual life of the outstanding stock options at March 31, 2006 is 8.89 years.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per stock would have been reflected as follows:

March 31, 2005
Net loss:
As reported	$(1,641,906)
Stock-based compensation expenses as
determined under the fair value method	(3,025,000)
Pro-forma net loss	$(4,666,906)

Net loss per share - basic and diluted:
As reported	$(0.01)
Pro-forma	$ (0.03)

The weighted average fair value of the options granted in the period ended March 31, 2005 was estimated at $0.67 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 91%, risk-free interest rates of 3.5%, and expected lives of three years.

Effective from January 1, 2006, the Company has adopted SFAS 123(R) using a modified version of prospective application. Since no stock options were issued during the three-month period ended March 31, 2006, there is no compensation expense.

Note 9 – Commitment

On April 6, 2006, the Company entered into an employment agreement with its new President and Chief Executive Officer, Mr. Greg Wujek. Pursuant to this agreement, Mr. Wujek: (i) agreed to serve as President and Chief Executive Officer, (ii) will receive an annualized base salary of $225,000, (iii) has been granted options to purchase up to 2,250,000 shares of the Company’s common stock at an exercise price of $1.22.  The options vest as follows: (a) 250,000 options shall vest if and when an Investigational New Drug (IND) application is filed for any current or future compounds;  (b) 250,000 options shall vest if and when a phase I clinical trial is commenced for any current or future compounds; and  (c) 1,750,000 options shall vest if and when the Company or a wholly owned subsidiary or any one current or future compound is acquired, in whole or in part, or when either through the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future compound, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending March 31, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

As at March 31, 2006, the Company has made four payments, for a total of $238,300 as per agreement with USDA’s ARS.

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

As at March 31, 2006, the Company has paid the initial payment and five quarterly payments, for a total of $91,125, as per agreement with Iowa State University.

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

Liquidity and Capital Resources

As at March 31, 2006, the Company had a cash balance of $496,057. The Company has financed its operations primarily through cash on hand, through loans from shareholders, proceeds from stock option exercises, and through the common stock purchase agreement with Fusion Capital. during the three month period ending March 31, 2006.

Net cash flows used in by operating activities was $1,099,362 for the three month period ending March 31, 2006, compared to net cash flows used of $991,861 for the same period in 2005, primarily due to an increase research and development costs and other operating expenses.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided (used in) by financing activities was $1,531,997 for the three months period ending
March 31, 2006 compared to $750,000 for the same period in 2005. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital.

During the quarter ended March 31, 2006, Fusion Capital has purchased 1,811,064 shares of the Company for total proceeds of $1,761,997.

Related Party Transactions

Management Fees:  During the three months ended March 31, 2006 and 2005, the Company charged $6,300 and $nil respectively, to operations for director fees incurred for services rendered by Directors.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,473,776 as at March 31, 2006, representing unsecured loans of $250,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%), and $150,000 (8.75%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. On February 3, 2006, the Company has repaid $230,000 to the Director and majority shareholder with the accrued interest of $26,404. The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the three-month period ended March 31, 2006, amounted to $34,902 (2005 - $16,724) and is included in accounts payable – related party.

Property:  The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Off-Balance Sheet Items

Other than those described in Note 5, the Company currently has no off-balance sheet items.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) was effective for our Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

We have had limited revenues since inception.  In both 2005 and 2004, and the three months ended March 31, 2006, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $20,102,126 through March 31, 2006. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of May 8, 2006, our officers and board members own 70% of the 187,444,187 of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of May 8, 2006 one of our directors beneficially owns approximately 70% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

Independent Directors

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

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

February 2, 2006: On January 30, 2006, PhytoMedical Technologies, Inc. issued a news release to comment on a new three year study carried out by the Universiti Teknologi Malaysia which reported that cinnamon can relieve diabetes by lowering blood sugar levels.

February 21, 2006: On February 15, 2006, PhytoMedical Technologies, Inc. issued a news release to announced it’s plans to actively pursue the research and development of additional plant derived compounds targeting obesity, various types of cancer and Alzheimer’s disease, among others.

March 10, 2006: On March 6, 2006, Polyphenol Technologies Corporation, a wholly-owned subsidiary of PhytoMedical Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS) and Iowa State University (ISU) for an additional two years through October 31, 2009.

March 17, 2006: Effective March 13, 2006, the Company dismissed Ernst & Young, LLP, as its independent auditor. Effective the same date, on the recommendation of the Company's board of directors,  the Company engaged Peterson Sullivan, PLLC as its  independent  registered  public  accounting  firm to audit the Company's financial  statements for the fiscal year ending December 31, 2005 and to perform procedures related to the financial statements included in the Company's quarterly  reports on Form 10-QSB,  beginning  with the quarter ended March 31, 2006.

March 27, 2006: On March 21, 2006, PhytoMedical Technologies, Inc. issued a news release to announce that it recently has extended the term and scope of its three-way Cooperative Research and Development Agreement (CRADA) with Iowa State University (ISU) and the USDA's Agricultural Research Service (ARS) so as to allow the Company to accelerate its research plans for the development of a new compound for the treatment of type-2 diabetes.

March 30, 2006: Amendment No. 1 to March 17, 2006 8-K.  The amendment included the letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 29, 2006.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 11th day of May, 2006.

PhytoMedical Technologies, Inc.

(Registrant)

Date

Signature

Title

May 11, 2006

/s/ Greg Wujek

Director,  President, CEO

Greg Wujek

May 11, 2006

/s/ Harmel S. Rayat

Director , Chief Financial Officer

Harmel S. Rayat

Principal Financial Officer