Form 10QSB
period 2006-06-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2006-08-14
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of July 31, 2006, there were 187,854,843 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED JUNE 30, 2006

PART I    FINANCIAL INFORMATION

Interim Unaudited Consolidated Balance Sheet

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

7

Notes to Interim Unaudited Financial Statements

8

Item 2.  Management's Discussion and Analysis or Plan of Operation

15

Item 3.  Controls and Procedures

25

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3. Defaults Upon Senior Securities

27

Item 4. Submission of Matters to a Vote of Security Holders

27

Item 5. Other Information

27

Item 6. Exhibits and Reports on Form 8-K

27

Signatures

29

Item 1. Financial Statements

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprises Technologies, Inc.)

CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

(Expressed in U.S. Dollars)	June 30, 2006
(Unaudited)
ASSETS
Current assets
Cash	$336,094
Prepaid expenses	5,450

Total current assets	341,544

Property and Equipment, Net	14,021
Intangible asset - License fee (Note 6)	20,000

Total assets	$375,565

LIABILITIES
Current
Accounts payable and accrued liabilities	$34,807
Accounts payable - related parties (Note 4)	142,014
Promissory notes - related party (Note 4)	1,213,776

Total liabilities	1,390,597

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 187,606,276	1,876
Additional paid-in capital	20,004,481
Accumulated deficit	(21,021,389)

Total stockholders' deficiency	(1,015,032)

Total liabilities and stockholders' deficiency	$375,565

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDTED STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 2006 and 2005
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Expressed in U.S. Dollars)	2006	2005	2006	2005

Revenue	$-	$-	$-	$-

Expenses
Management fees - related party (Note 4)	$-	$3,465	$6,300	$3,465
Investor relations	36,816	346,799	840,124	1,265,160
Other operating expenses	259,822	107,421	366,472	155,250
Research and development costs (Note 5)	156,990	29,175	294,306	45,815
Stock based compensation	470,455	-	470,455	660,000

	924,083	486,860	1,977,657	2,129,690

Operating loss	(924,083)	(486,860)	(1,977,657)	(2,129,690)

Other income
Interest income	4,820	589	8,694	1,513

Net loss available to common shareholders	$(919,263)	$(486,271)	$(1,968,963)	$(2,128,177)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	187,376,861	168,896,165	186,761,102	168,896,165

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the six months ended June 30, 2006 and year ended December 31, 2005
(Unaudited)
						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	Deficiency

Balance, December 31, 2004	168,541,165	$1,685	$14,210,010	$ (14,795,044)	$-	$-	(583,349)

Common stock issued upon
exercise of stock options	550,000	6	419,994	-	-	-	420,000

Stock based compensation expenses	-	-	924,000	-	-	-	924,000

Common stock issued upon
exercise of warrants, at
$0.007 per share	14,285,714	143	99,857	-	-	-	100,000

Restricted common stock issued
pursuant to share purchase agreement	1,027,397	10	994,199	-	-	-	994,209

Common stock issued for cash	733,136	7	464,995	-	-	-	465,002

Loss, year ended December 31, 2005	-	-	-	(4,257,382)	(4,257,382)	-	(4,257,382)

					$(4,257,382)
Balance, December 31, 2005	185,137,412	$1,851	$17,113,055	$(19,052,426)	-	-	$ (1,937,520)

Balance, December 31, 2005	185,137,412	$1,851	$17,113,055	$ (19,052,426)	-	-	$ (1,937,520)

Common stock issued for cash
during January, 2006	490,938	5	455,994	-	-	-	455,999

Common stock issued for cash
during February, 2006	921,135	10	903,991	-	-	-	904,001

Common stock issued for cash
during March, 2006	398,991	3	401,994	-	-	-	401,997

Common stock issued for cash
during April, 2006	353,030	4	403,997	-	-	-	404,001

Common stock issued for cash
during May, 2006	142,681	1	139,999	-	-	-	140,000

Common stock issued for cash
during June, 2006	162,089	2	114,996	-	-	-	114,998

Stock based compensation expenses	-	-	470,455	-	-	-	470,455

Loss, six months ended June 30, 2006	-	-	-	(1,968,963)	(1,968,963)	-	(1,968,963)

					$(1,968,963)
Balance, June 30, 2006	187,606,276	$1,876	$20,004,481	$(21,021,389)		$-	$(1,015,032)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2006 and 2005
(Unaudited)

	June 30,	June 30,
(Expressed in U.S. Dollars)	2006	2005

Cash flows from (used in) operating activities
Net loss	$(1,968,963)	$(2,128,177)
Adjustments for items not involving cash:
Accrued interest payable to stockholder	-	51,573
Amortization and depreciation	5,207	-
Stock based compensation	470,455	660,000
Change in non-cash working capital items:
Increase in prepaid expenses	(5,450)	-
Decrease in accounts payable	(139,573)	(25,429)
	(1,638,324)	(1,442,033)

Cash flows used in investing activities
Additions to property and equipment	(348)	-
Additions to intangible asset	(20,000)	-
	(20,348)	-

Cash flows from (used in) financing activities
Loans from shareholder	-	900,000
Proceeds from issuance of common stock	2,420,996	-
Repayment of loan to stockholder	(490,000)	(1,000)
Promissory note proceeds from a major stockholder	-	420,000
	1,930,996	1,319,000

Increase (decrease) in cash	272,324	(123,033)

Cash, beginning of period	63,770	337,538
Cash, end of period	$336,094	$214,505

Supplemental disclosure of cash flow information:
Interest paid in cash	$52,360	$ -
Income tax paid in cash	$-	$ -

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Enterprise Technologies, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Expressed in US Dollars)

Note 1  - Basis of Presentation – Going Concern Uncertainties

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006. The satisfaction of our cash needs hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company has arranged a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to purchase from the Company up to $10,000,000 of the Company’s common stock over a twenty-five month period (Note 7). Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of PhytoMedical Technologies, Inc. and its wholly-owned subsidiaries, PhytoMedical Technologies Corp and PolyPhenol Technologies Corp., which both were incorporated under the laws of the State of Nevada.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of PhytoMedical Technologies, Inc. and Subsidiaries (“the Company”), include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position as of June 30, 2006 and the consolidated results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2005 Annual Report on Form 10-KSB.

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

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at June 30, 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator - net loss available to
common stockholders	$ (919,263)	$ (486,271)	$(1,968,963)	$(2,128,177)

Denominator - weighted average number
of common shares outstanding	187,376,861	168,896,165	186,761,102	168,896,165

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Note 4 – Related Party Transactions

Management Fees:  During the three-month and six-month periods ended June 30, 2006, the Company charged $nil (2005: $3,465) and $6,300 (2005: $3,465) respectively, to operations for director fees incurred for services rendered by Directors.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,213,776 as at June 30, 2006, representing unsecured loans of $140,000 (8.25%), $323,776 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. During the six-month period ended June 30, 2006, the Company repaid $490,000 to the Director and majority shareholder with the accrued interest of $51,785. The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes as of June 30, 2006, amounted to $142,014 (December 31, 2005 - $133,228) and is included in accounts payable – related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,513 (2005: $nil) and $8,513 (2005: $nil) for the three-month and six-month periods ended June 30, 2006, respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and majority stockholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc. and International Energy, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

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

(d)

pay NYU 10% of all sublicense fees.

In connection with the licensing agreement, PTC granted to each of NYU and Dr. Bruce Cherksey, a NYU scientist and inventor of the NYU Patents, an option to acquire, for a period of two years from July 29, 2004, a number of shares equal to 12.5% of the outstanding common stock of PTC on a fully diluted basis. The option was exercised by Dr. Cherksey on May 30, 2006.

This combined 25% equity position may not be diluted until a total of $1,825,000, after deduction of all related financing costs, has been invested to further develop the technology. Thereafter, NYU and Dr. Cherksey will be diluted pari passu with other equity holders of PTC.

On December 1, 2004, PolyPhenol Technologies Corporation (“PolyPhenol”), a wholly owned subsidiary of the Company, entered into a three year, three-way Cooperative Research and Development Agreement (“CRADA”) with the USDA's Agricultural Research Service (“ARS”) and Iowa State University (“ISU”). PolyPhenol committed to providing $666,366 in research funding to the ARS and $186,865 to ISU under the following schedule below.

On March 6, 2006, PolyPhenol agreed to extend its CRADA with the USDA’s ARS and ISU for an additional two years through October 31, 2009.

The USDA’s Agricultural Research Service will receive $1,760,845, or $1,094,479 in additional funds, to support the research work and related administrative costs.  This represents a 164% increase over the prior funding commitment of $666,366.

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

As at June 30, 2006, the Company paid in total of $479,782 as per agreement with USDA’s ARS.

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

As at June 30, 2006, the Company paid in total of $106,126 as per agreement with ISU.

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

Note 6 – License Agreement

On June 12, 2006, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into an exclusive license agreement with Iowa State University Research Foundation Inc. (“ISURF”) to develop, market and distribute novel synthesized compounds derived from type A-1 polyphenols, which have been linked to insulin sensitivity by lead researcher, Dr. Richard Anderson of the USDA's Agricultural Research Service.

Under terms of the agreement, the Company has to pay to ISURF license fees of $320,000, of which $20,000 is payable (paid) within 30 days of execution of the agreement, $50,000 is payable upon completion of the first successful Phase 2 clinical trial and the remaining $250,000 is payable upon first approval by the regulatory authority on new drug application. In addition, ISURF will receive royalty payments equal to 5% on the net sales of products, except that 3% will apply on the net sales of pharmaceutical products. The Company will pay a minimum annual royalty of $20,000, $50,000 and $100,000 in calendar year 2010, 2011, 2012 and onwards, respectively. The Company also has to reimburse ISURF the cost incurred for filing, prosecuting and maintaining the licensed patents together with 15% of the said costs, not exceeding $10,000, as the administration fee. The Company will administrate the development, regulatory approval and commercialization of the compounds and pursue future collaborative arrangements.

As of June 30, 2006, the Company paid in total of $20,000 for the License Fee and $20,340 for reimbursement of the patent costs as per agreement with ISURF.

Note 7 – Common Stock

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

The Company shall always have the right at any time to decrease the amount of the daily purchase amount by delivering written notice to the buyer which notice shall specify the new daily purchase amount.  The decrease in the daily purchase amount shall become effective one trading day after receipt by the buyer of the daily purchase amount decrease notice. The Company shall have the right (but not the obligation) to increase the amount of the daily purchase amount in accordance with the terms and conditions set forth in this Section 1(c)(iii) by delivering written notice to the buyer stating the new amount of the daily purchase amount. With respect to increases in the daily purchase amount above the original daily purchase amount, as the market price for the Common Stock increases the Company shall have the right from time to time to increase the daily purchase amount as follows.  For every $0.20 increase in threshold price above $1.00 (subject to equitable adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction), the Company shall have the right to increase the daily purchase amount by up to an additional $2,000 in excess of the original daily purchase amount.  “Threshold price” for purposes hereof means the lowest sale price of the Common Stock during the five (5) consecutive trading days immediately prior to the submission to the buyer of a daily purchase amount increase notice (subject to equitable adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction).  For example, if the threshold trice is $1.20, the Company shall have the right to increase the daily purchase amount to up to $22,000 in the aggregate.  If the threshold price is $2.00, the Company shall have the right to increase the daily purchase amount to up to $30,000 in the aggregate.

During the three-month and six-month periods ended June 30, 2006, Fusion Capital has purchased 657,800 and 2,468,864 shares of the Company for total proceeds of $658,999 and $2,891,451, respectively.

Note 8 – Warrants

The movement of share purchase warrants can be summarized as follows:-

		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2004	14,285,714	$0.007
Exercised	(14,285,714)	0.007
Balance, June 30, 2006 and December 31, 2005	-

As of June 30, 2006, there are no outstanding share purchase warrants.

Note 9 - Stock Options

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

The movement of stock options can be summarized as follows:

		Weighted average
	Number of options	exercise price

Balance, December 31, 2003	4,750,000	$0.24
Exercised	(175,000)	0.24
Balance, December 31, 2004	4,575,000	0.24
Granted	6,700,000	0.90
Exercised	(550,000)	0.76
Cancelled	(1,450,000)	0.24
Balance, December 31, 2005	9,275,000	0.68
Granted	2,250,000	1.22
Balance, June 30, 2006	11,525,000	0.79

No options were cancelled or exercised during the six-month period ended June 30, 2006.

On April 4, 2006, the Company granted 2,250,000 stock options at an exercise price of $1.22 to an employee, expiring on April 4, 2016. The vesting periods for the options are as follows: 250,000 stock options shall vest if and when an IND is filed for any current or future compound; another 250,000 stock options shall vest if and when a phase 1 clinical trial is commenced for any current or future compound; 1,750,000 stock options shall vest if and when the Company acquires any current or future compound or enters into a strategic collaborative agreement for any current or future compound.

As the 2,250,000 stock options will vest based on certain performance conditions, the Company expects that the first 250,000 stock options will vest at around 16 months from the date of grant, the second 250,000 stock options will vest at around 22 months from the date of grant and the remaining 1,750,000 stock options will vest at around 16 months from the date of grant. The fair value of each batch of stock options will be amortized over their expected service periods. The Company will periodically reassess the probability of the performance conditions being met and the estimated service period of each batch of stock options.

The fair value of the 2,250,000 stock options granted in the period ended June 30, 2006 was estimated at $1.15 by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 91.8%, risk-free interest rates of 4.15%, and expected life of three years.

The weighted average remaining contractual life of the outstanding stock options at June 30, 2006 is 8.6 years.

For the three and six months ended June 30, 2005, the Company was filing APB 25 for stock-based compensation, but followed the disclosure provisions of SFAS 123.  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per stock would have been reflected as follows:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net loss:
As reported	$ (486,271)	$ (2,128,177)
Stock-based compensation expenses as
determined under the fair value method	(3,685,000)	(3,685,000)
Pro-forma net loss	$ (4,171,271)	$ (5,813,177)

Net loss per share - basic and diluted:
As reported	$ (0.00)	$ (0.01)
Pro-forma	$(0.02)	$ (0.03)

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

Note 10 – Commitment

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

On July 10, 2006, the Company entered into a development agreement with Ricerca BioSciences (“Ricerca”), a world class pharmaceutical development laboratory, to begin developmental work on the Company’s BDC-03 compound for cachexia, a devastating muscle wasting condition that afflicts 25% of all AIDS patients and upwards of 90% of all advanced cancer patients. BDC-03 has pharmacologically active elements that have been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in a study of growing animals. Ricerca’s responsibilities will eventually expand to include the Company’s other compounds.

Note 11 – Subsequent Events

On August 1, 2006, the Company cancelled 2,250,000 stock options granted to Mr. Greg Wujek on April 6, 2006, while simultaneously granting 2,000,000 stock options.  The 2,000,000 stock options have an exercise price of $0.52 per share, the closing price of the Company’s shares on July 31, 2006.  The options vest as follows: (a) 250,000 options shall vest if and when an Investigational New Drug (IND) application is filed for any current or future compounds;  (b) 250,000 options shall vest if and when a phase I clinical trial is commenced for any current or future compounds; and  (c) 1,500,000 options shall vest if and when PhytoMedical or a wholly owned subsidiary or any one current or future compound is acquired, in whole or in part, or when either through PhytoMedical or a subsidiary, enters into a strategic collaborative agreement for any one current or future compound, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six months ending June 30, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

On December 1, 2004, PolyPhenol Technologies Corporation, a wholly owned subsidiary of PhytoMedical Technologies, Inc., entered into a three year, three-way Cooperative Research and Development Agreement (CRADA) with the USDA's Agricultural Research Service (ARS) and Iowa State University (ISU). PolyPhenol Technologies Corporation committed to providing $666,366 in research funding to the ARS and $186,865 to ISU under the following schedule below.  To fund the Company’s operations and financial obligations, the Company intends to seek additional funds from shareholders and third parties.

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

As at June 30, 2006, the Company paid total of $479,782 as per agreement with USDA’s ARS.

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

As at June 30, 2006, the Company paid in total of $106,126, as per agreement with ISU.

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

Liquidity and Capital Resources

As at June 30, 2006, the Company had a cash balance of $336,094. The Company has financed its operations primarily through cash on hand, through loans from shareholders, proceeds from stock option exercises, and through the common stock purchase agreement with Fusion Capital during the six month period ending June 30, 2006.

Net cash flows used in by operating activities was $1,638,324 for the six month period ending June 30, 2006, compared to net cash flows used of $1,442,033 for the same period in 2005, primarily due to an decrease in accounts payable.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided (used in) by financing activities was $1,930,996 for the six months period ending
June 30, 2006 compared to $1,319,000 for the same period in 2005. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital.

During the three-month and six-month periods ended June 30, 2006, Fusion Capital has purchased 657,800 and 2,468,864 shares of the Company for total proceeds of $658,999 and $2,891,451, respectively.

Related Party Transactions

Management Fees:  During the three-month and six-month periods ended June 30, 2006, the Company charged $nil (2005: $3,465) and $6,300 (2005: $3,465) respectively, to operations for director fees incurred for services rendered by Directors.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,213,776 as at June 30, 2006, representing unsecured loans of $140,000 (8.25%), $323,776 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. During the six-month period ended June 30, 2006, the Company repaid

$490,000 to the Director and majority shareholder with the accrued interest of $51,785. The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes as of June 30, 2006, amounted to $142,014 (December 31, 2005 - $133,228) and is included in accounts payable – related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,513 (2005: $nil) and $8,513 (2005: $nil) for the three-month and six-month periods ended June 30, 2006, respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and majority stockholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc. and International Energy, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

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

We have had limited revenues since inception.  In both 2005 and 2004, and the six months ended June 30, 2006, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $21,021,389 through June 30, 2006. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of July 31, 2006, our officers and board members own 69% of the 187,854,843 shares of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of July 31, 2006 one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

April 7, 2006:  On April 3, 2006, the Company announced the appointment of Mr. Greg Wujek as Director, President and Chief Executive Officer. On April 6, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer, Mr. Greg Wujek.

April 21, 2006:  On April 18, 2006, PhytoMedical Technologies, Inc. issued a news release to announce that a new study presented at Experimental Biology 2006 provided further new evidence of the beneficial effects and biochemical actions of certain compounds in cinnamon that improve insulin function, lower blood sugar levels and triglycerides (fatty acids in blood), and also act as anti-inflammatory agents, which may be useful in preventing or mitigating arthritis, allergies as well as other inflammatory diseases such as cardiovascular diseases.

April 27, 2006:  On April 25, 2006, PhytoMedical Technologies, Inc. issued a news release to announce its research into novel, insulin enhancing treatments will actively focus on the development of a new class of specific ‘polyphenolic’ compounds which possess unique antioxidant and insulin enhancing qualities, distinct from existing classes of drugs for diabetes.

May 19, 2006:  On May 16, 2006, PhytoMedical Technologies, Inc. issued a news release to announce that research and development of the Company’s proprietary BDC-03 compound has been expanded to include investigations of High Density Lipoproteins (HDL), shown in a study to be favorably elevated by BDC-03.

June 7, 2006:  On May 30, 2006, PhytoMedical Technologies, Inc. issued a news release to announce that Dr. Bruce D. Cherksey has exercised his option to acquire a 12.50 percent equity stake in the Company’s wholly-owned subsidiary, PhytoMedical Technologies Corporation, pursuant to an exclusive, worldwide licensing agreement.

June 16, 2006: PhytoMedical Technologies, Inc., through its wholly owned subsidiary, PolyPhenol Technologies Corporation has entered into an exclusive license agreement with Iowa State University Research Foundation Inc.  (ISURF) to develop, market and distribute novel synthesized compounds derived from type A-1 polyphenols.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 31st day of July, 2006.

PhytoMedical Technologies, Inc.

(Registrant)

Date

Signature

Title

July 31, 2006

/s/ Greg Wujek

Director,  President, CEO

Greg Wujek

July 31, 2006

/s/ Harmel S. Rayat

Director , Chief Financial Officer

Harmel S. Rayat

Principal Financial Officer