Form 10QSB
period 2006-09-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2006-11-14
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of November 9, 2006, there were 188,473,183 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2006

PART I    FINANCIAL INFORMATION

Interim Unaudited Consolidated Balance Sheet

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

6

Notes to Interim Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

13

Item 3.  Controls and Procedures

22

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3. Defaults Upon Senior Securities

23

Item 4. Submission of Matters to a Vote of Security Holders

23

Item 5. Other Information

23

Item 6. Exhibits and Reports on Form 8-K

23

Signatures

24

Item 1. Financial Statements

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprises Technologies, Inc.)

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

September 30,
(Expressed in U.S. Dollars)	2006
(Unaudited)
ASSETS
Current assets
Cash	$256,551
Prepaid expenses	6,025

Total current assets	262,576

Property and Equipment, Net	12,355
Intangible asset - License fee (Note 6)	20,000

Total assets	$294,931

LIABILITIES
Current
Accounts payable and accrued liabilities	$155,645
Accounts payable - related parties (Note 4)	167,931
Promissory notes - related party (Note 4)	1,213,776

Total liabilities	1,537,352

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 187,992,754	1,880
Additional paid-in capital	20,771,011
Accumulated deficit	(22,015,312)

Total stockholders' deficiency	(1,242,421)

Total liabilities and stockholders' deficiency	$294,931

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2006 and 2005
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Expressed in U.S. Dollars)	2006	2005	2006	2005

Revenue	$-	$	$-	$-

Expenses
Management fees - related party (Note 4)	$4,900	$6,000	$11,200	$6,000
Investor relations	9,421	32,492	849,545	1,308,740
Other operating expenses	236,596	160,702	603,068	308,329
Research and development costs (Note 5)	190,672	87,000	484,978	132,815
Stock based compensation	556,532	-	1,026,987	660,000

	998,121	286,194	2,975,778	2,415,884

Operating loss	(998,121)	(286,194)	(2,975,778)	(2,415,884)

Other income
Interest income	4,198	1,100	12,892	2,613

Net loss available to common shareholders	$ (993,923)	$(285,094)	$ (2,962,886)	$(2,413,271)

Loss per common share - basic and diluted	$ (0.01)	$(0.00)	$(0.02)	(0.01)

Weighted average number of common shares
outstanding - basic and diluted	187,888,012	171,646,720	187,140,867	169,706,773

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the nine months ended September 30, 2006 and year ended December 31, 2005
(Unaudited)
					Total
	Common Stock		Additional	Accumulated	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	Deficiency

Balance, January 1, 2006	185,137,412	$1,851	$17,113,055	$ (19,052,426)	$ (1,937,520)

Common stock issued for cash
during January, 2006	490,938	5	455,994	-	455,999

Common stock issued for cash
during February, 2006	921,135	10	903,991	-	904,001

Common stock issued for cash
during March, 2006	398,991	3	401,994	-	401,997

Common stock issued for cash
during April, 2006	353,030	4	403,997	-	404,001

Common stock issued for cash
during May, 2006	142,681	1	139,999	-	140,000

Common stock issued for cash
during June, 2006	162,089	2	114,996	-	114,998

Common stock issued for cash
during July, 2006	248,567	3	144,999	-	145,002

Common stock issued for cash
during August, 2006	137,911	1	64,999	-	65,000

Stock based compensation expenses	-	-	1,026,987	-	1,026,987

Loss, nine months ended September 30, 2006	-	-	-	(2,962,886)	(2,962,886)

Balance, September 30, 2006	187,992,754	$1,880	$20,771,011	$ (22,015,312)	$ (1,242,421)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2006 and 2005
(Unaudited)

(Expressed in U.S. Dollars)	2006	2005

Cash flows from (used in) operating activities
Net loss	$(2,962,886)	$(2,413,271)
Adjustments for items not involving cash:
Accrued interest payable to stockholder	-	87,811
Amortization and depreciation	7,893	-
Stock based compensation	1,026,987	660,000
Change in non-cash working capital items:
Increase in prepaid expenses	(6,025)	-
Decrease in accounts payable	7,181	4,460
	(1,926,850)	(1,661,000)

Cash flows used in investing activities
Additions to property and equipment	(1,367)	-
Additions to intangible asset	(20,000)	-
	(21,367)	-

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	2,630,998	520,000
Repayment of loan to stockholder	(490,000)	(1,000)
Promissory note proceeds from a major stockholder	-	900,000
	2,140,998	1,419,000

Increase (decrease) in cash	192,781	(242,000)

Cash, beginning of period	63,770	337,538
Cash, end of period	$256,551	$95,538

Supplemental disclosure of cash flow information:
Interest paid in cash	$52,564	$-
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Enterprise Technologies, Inc.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(Expressed in US Dollars)

Note 1  - Basis of Presentation – Going Concern Uncertainties

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of PhytoMedical Technologies, Inc. and Subsidiaries (“the Company”), include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position as of September 30, 2006 and the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2005 Annual Report on Form 10-KSB.

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

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at September 30, 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator - net loss available to
common stockholders	$(1,065,798)	$(285,094)	$ (3,034,761)	$(2,413,271)

Denominator - weighted average number
of common shares outstanding	187,888,012	171,646,720	187,140,867	169,706,773

Basic and diluted loss per common share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

Note 4 – Related Party Transactions

Management Fees:  During the three-month and nine-month periods ended September 30, 2006, the Company charged $4,900 (2005: $6,000) and $11,200 (2005: $6,000) respectively, to operations for director fees incurred for services rendered by Directors.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,213,776 as at September 30, 2006, representing unsecured loans of $140,000 (8.25%), $323,776 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. During the nine-month period ended September 30, 2006, the Company repaid $490,000 to the Director and majority shareholder with the accrued interest of $51,785. The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes as of September 30, 2006, amounted to $167,931 (December 31, 2005 - $133,228) and is included in accounts payable – related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $12,262 (2005: $nil) and $24,467 (2005: $nil) for the three-month and nine-month periods ended September 30, 2006, respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and International Energy, Inc.

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

Year 4: $532,467 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment.

As at September 30, 2006, the Company paid in total of $600,523 as per agreement with USDA’s ARS.

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

As at September 30, 2006, the Company paid in total of $121,689 as per agreement with ISU.

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

As of September 30, 2006, the Company paid in total of $20,000 for the License Fee and $20,340 for reimbursement of the patent costs as per agreement with ISURF.

Note 7 – Development Agreements

During the quarter ended September 30, 2006, the Company entered into two development agreements with Ricerca BioSciences (“Ricerca”), a world class pharmaceutical development laboratory, to begin developmental work on the Company’s BDC-03 compound for cachexia, a devastating muscle wasting condition that afflicts 25% of all AIDS patients and upwards of 90% of all advanced cancer patients. BDC-03 has pharmacologically active elements that have been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in a study of growing animals. Ricerca’s responsibilities will eventually expand to include the Company’s other compounds.

As at September 30, 2006, the Company paid in total of $25,240 as per the two agreements with Ricerca.

Note 8 – Common Stock

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

The Company shall always have the right at any time to decrease the amount of the daily purchase amount by delivering written notice to the buyer which notice shall specify the new daily purchase amount.  The decrease in the daily purchase amount shall become effective one trading day after receipt by the buyer of the daily purchase amount decrease notice. The Company shall have the right (but not the obligation) to increase the amount of the daily purchase amount in accordance with the terms and conditions set forth in this Section 1(c)(iii) by delivering written notice to the buyer stating the new amount of the daily purchase amount. With respect to increases in the daily purchase amount above the original daily purchase amount, as the market price for the Common Stock increases the Company shall have the right from time to time to increase the daily purchase amount as follows.  For every $0.20 increase in threshold price above $1.00 (subject to equitable adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction), the Company shall have the right to increase the daily purchase amount by up to an additional $2,000 in excess of the original daily purchase amount.  “Threshold price” for purposes hereof means the lowest sale price of the Common Stock during the five (5) consecutive trading days immediately prior to the submission to the buyer of a daily purchase amount increase notice (subject to equitable adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction).  For example, if the threshold price is $1.20, the Company shall have the right to increase the daily purchase amount to up to $22,000 in the aggregate.  If the threshold price is $2.00, the Company shall have the right to increase the daily purchase amount to up to $30,000 in the aggregate.

During the three-month and nine-month periods ended September 30, 2006, Fusion Capital has purchased 386,478 and 2,855,342 shares of the Company for total proceeds of $210,002 and $2,630,998, respectively.

Note 9 – Warrants

The movement of share purchase warrants can be summarized as follows:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2004	14,285,714	$0.007
Exercised	(14,285,714)	0.007
Balance, September 30, 2006 and December 31, 2005	-

As of September 30, 2006, there are no outstanding share purchase warrants.

Note 10 - Stock Options

On July 12, 2001, the Company approved its 2001 Stock Option Plan, which has 10,000,000 shares reserved for issuance thereunder, all of which were registered under Form S-8 on October 2, 2003. On September 7, 2005, the Company approved its 2005 Stock Option Plan, which has 15,000,000 shares reserved for issuance thereunder. The objective of these plans is to attract and retain the best personnel, providing for additional performance incentives and promoting the success of the Company by providing individuals the opportunity to acquire common stock.

The movement of stock options can be summarized as follows:

		Weighted average
	Number of options	exercise price

Balance, December 31, 2003	4,750,000	$0.24
Exercised	(175,000)	0.24
Balance, December 31, 2004	4,575,000	0.24
Granted	6,700,000	0.90
Exercised	(550,000)	0.76
Cancelled	(1,450,000)	0.24
Balance, December 31, 2005	9,275,000	0.68
Granted	4,250,000	0.89
Cancelled	(2,250,000)	1.22
Balance, September 30, 2006	11,275,000	0.65

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

On August 1, 2006, the Company cancelled 2,250,000 stock options granted to an employee on April 6, 2006, while simultaneously granting 2,000,000 stock options. The 2,000,000 stock options have an exercise price of $0.52 per share, the closing price of the Company’s shares on July 31, 2006.  The options vest as follows: (a) 250,000 options shall vest if and when an Investigational New Drug (IND) application is filed for any current or future compounds;  (b) 250,000 options shall vest if and when a phase I clinical trial is commenced for any current or future compounds; and  (c) 1,500,000 options shall vest if and when the Company or a wholly owned subsidiary or any one current or future compound is acquired, in whole or in part, or when either through the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future compound, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement.

As the 2,000,000 stock options will vest based on certain performance conditions, the Company expects that the first 250,000 stock options will vest at around 12 months from the date of grant, the second 250,000 stock options will vest at around 18 months from the date of grant and the remaining 1,500,000 stock options will vest at around 12 months from the date of grant. The fair value of each batch of stock options will be amortized over their expected service periods. The Company will periodically reassess the probability of the performance conditions being met and the estimated service period of each batch of stock options.

The weighted average fair value of the options granted in the quarter ended September 30, 2006 was estimated at $0.48 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 89.7%, risk-free interest rates of 4.91%, and expected lives of three years.

Additional stock-based compensation expense of $246,381 was recognized as a result of the cancellation and re-issuance of stock options.

The weighted average remaining contractual life of the outstanding stock options at September 30, 2006 is 8.4 years.

For the three and nine months ended September 30, 2005, the Company was filing APB 25 for stock-based compensation, but followed the disclosure provisions of SFAS 123.  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per stock would have been reflected as follows:

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
Net loss:
As reported	$ (285,094)	$(2,413,271)
Stock-based compensation expenses as
determined under the fair value method	-	(3,685,000)
Pro-forma net loss	$ (285,094)	$(6,098,271)

Net loss per share - basic and diluted:
As reported	$ (0.00)	$ (0.01)
Pro-forma	$ (0.00)	$ (0.04)

The weighted average fair value of the options granted in the period ended September 30, 2005 was estimated at $0.67 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 91%, risk-free interest rates of 3.5%, and expected lives of three years.

Effective from January 1, 2006, the Company has adopted SFAS 123(R) using the modified-prospective transition method.

Note 11 – Commitment

The Company entered into an employment agreement with its new President and Chief Executive Officer, Mr. Greg Wujek. Pursuant to this agreement, Mr. Wujek: (i) agreed to serve as President and Chief Executive Officer, (ii) will receive an annualized base salary of $225,000, (iii) has been granted options to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.52. The options vest as follows: (a) 250,000 options shall vest if and when an Investigational New Drug (IND) application is filed for any current or future compounds;  (b) 250,000 options shall vest if and when a phase I clinical trial is commenced for any current or future compounds; and  (c) 1,500,000 options shall vest if and when the Company or a wholly owned subsidiary or any one current or future compound is acquired, in whole or in part, or when either through the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future compound, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine months ending September 30, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Year 4: $532,467 in 4 quarterly installments, the first of which is due to ARS 3 months from the previous payment.

As at September 30, 2006, the Company paid total of $600,523 as per agreement with USDA’s ARS.

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

As at September 30, 2006, the Company paid in total of $121,689, as per agreement with ISU.

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

Liquidity and Capital Resources

As at September 30, 2006, the Company had a cash balance of $256,551. The Company has financed its operations primarily through cash on hand, through loans from shareholders, proceeds from stock option exercises, and through the common stock purchase agreement with Fusion Capital during the nine month period ending September 30, 2006.

Net cash flows used in by operating activities was $1,926,850 for the nine month period ending September 30, 2006, compared to net cash flows used of $1,661,000 for the same period in 2005, primarily due to an increase in net loss.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $2,140,998 for the nine month period ending
September 30, 2006 compared to $1,419,000 for the same period in 2005. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital.

During the three-month and nine-month periods ended September 30, 2006, Fusion Capital has purchased 386,478 and 2,855,342 shares of the Company for total proceeds of $210,002 and $2,630,998, respectively.

Related Party Transactions

Management Fees:  During the three-month and nine-month periods ended September 30, 2006, the Company charged $4,900 (2005: $6,000) and $11,200 (2005: $6,000) respectively, to operations for director fees incurred for services rendered by Directors.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,213,776 as at September 30, 2006, representing unsecured loans of $140,000 (8.25%), $323,776 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. During the nine-month period ended September 30, 2006, the Company repaid $490,000 to the Director and majority shareholder with the accrued interest of $51,785. The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes as of September 30, 2006, amounted to $167,931 (December 31, 2005 - $133,228) and is included in accounts payable – related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $12,262 (2005: $nil) and $24,467 (2005: $nil) for the three-month and nine-month periods ended September 30, 2006, respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and International Energy, Inc.

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

Recent Accounting Pronouncements

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

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

We have had limited revenues since inception.  In both 2005 and 2004, and the nine months ended September 30, 2006, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $21,768,931 through September 30, 2006. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of October 31, 2006, our officers and board members own 69% of the 188,473,183 shares of our outstanding common stock. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of October 31, 2006, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

July 14, 2006: On July 10, 2006, PhytoMedical Technologies, Inc. issued a news release to announce that it has entered into a development agreement with Ricerca BioSciences, a world class pharmaceutical development lab.

August 4, 2006: At a Board of Directors meeting held on August 1, 2006, the Company’s Board of Directors agreed (simultaneously with the termination of 2,250,000 stock options described in Item 1.02 below) to enter into 10 year Stock Option Agreement with Mr. Greg Wujek for 2,000,000 common shares reserved for issuance under the Company’s 2005 Incentive Stock Option Plan, which was approved by shareholders on September 7, 2005.

September 19, 2006: On September 13, 2006, the Company appointed Mr. Gary Branning and Mr. Rick A. Henson to its Board of Directors.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 31st day of October, 2006.

PhytoMedical Technologies, Inc.

(Registrant)

Date

Signature

Title

November 9, 2006

/s/ Greg Wujek

Director,  President, CEO

Greg Wujek

November 9, 2006

/s/ Harmel S. Rayat

Director , Secretary, Treasurer, Chief

Harmel S. Rayat

Financial Officer, Principal Financial Officer