Form 10KSB
period 2006-12-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2007-04-02
CIK 1002422

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number 000-30156

PHYTOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation)

87-0429962

(I.R.S Employer Identification No.)

100 Overlook Drive, Princeton, New Jersey  08540

 (Address of principal executive offices)

(800) 611-3388

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class

Common Stock, $.00001 par value per share

 Name of Each Exchange on Which Registered

OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 21, 2007: $28,843,268

Number of shares of Common Stock, $0.00001 par value, outstanding as of March 21, 2007: 189,669,641.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

PAGE

Item 1.   Description of Business

4

Item 2.   Description of Property

12

Item 3.   Legal Proceedings

12

Item 4.   Submissions of Matters to a Vote of Security Holders

12

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

13

Item 6.    Management's Discussion and Analysis or Plan of Operations

13

Item 7.    Financial Statements

17

Item 8.    Changes In and Disagreements with Accountants on Accounting and

 Financial Disclosure

34

Item 8a.

Controls and Procedures

34

Item 8b.

Other information

34

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

35

Item 10.

 Executive Compensation

36

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

38

and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

39

Item 13.  Exhibits

39

Item 14.  Principal Accountant Fees and Services

40

 Signatures

41

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2006, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

The Company

PhytoMedical Technologies, Inc. (“PhytoMedical” or the “Company”), together with its subsidiaries, is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.

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

Diabetes

Additionally, through a Cooperative Research and Development Agreement (CRADA), PhytoMedical was working with the United States Department of Agriculture (USDA) and Iowa State University (ISU) towards synthesizing the active components of several polyphenolic compounds found in cinnamon bark and identifying a Type 2 Diabetes candidate for an IND (Investigational New Drug) application with the FDA.  However, in November 2006, it was announced that PhytoMedical would terminate the CRADA as of February 1, 2007, in favor of moving all development to a true pharmaceutical contract research organization to expedite and prepare for a future IND filing.

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

Diabetes, which results from the body’s inability to produce enough insulin or use it efficiently, affects 20.8 million people in the United States, or 7% of the population (American Diabetes Association). The Centers for Disease Control and Prevention expects this number to rise to over 30 million by 2030. As the leading cause of end-stage renal disease, blindness and lower limb amputations, diabetes now costs the health care system over $132 billion each year.

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

New York University (NYU)

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

In connection with the licensing agreement, PhytoMedical Technologies Corporation granted to each of NYU and Dr. Bruce Cherksey, a NYU scientist and inventor of the NYU Patents, an option to acquire, for a period of two years from July 29, 2004, a number of shares equal to 12.5% of the outstanding common stock of PhytoMedical on a fully diluted basis.  On May 30, 2006, Dr. Bruce Cherksey exercised the option and acquired 12.5% of PhytoMedical Technologies Corporation.  On June 30, 2006, NYU and PhytoMedical Technologies Corporation agreed to extend the option to July 20, 2008.  All other terms and conditions of the option agreement will remain in full force and effect.

This combined 25% equity position may not be diluted until a total of $1,825,000, after deduction of all related financing costs, has been invested to further develop the technology.  Thereafter, NYU and Dr. Cherksey will be diluted pari passu with other equity holders of PhytoMedical Technologies Corporation.

USDA's Agricultural Research Service (ARS) and Iowa State University (ISU)

On December 1, 2004, PolyPhenol Technologies Corporation, a wholly owned subsidiary of PhytoMedical Technologies, Inc., entered into a three year, three-way Cooperative Research and Development Agreement (CRADA) with the USDA's Agricultural Research Service (ARS) and Iowa State University (ISU). PolyPhenol Technologies Corporation committed to providing $666,336 in research funding to the ARS and $186,865 to ISU.

On March 6, 2006, PolyPhenol Technologies Corporation, a wholly-owned subsidiary of PhytoMedical Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS) and Iowa State University (ISU) for an additional two years through October 31, 2009.

Effective February 1, 2007, the Company terminated its CRADA agreement with the USDA’s Agricultural Research Service (ARS) and Iowa State University (ISU) in favor of moving all development to a true pharmaceutical contract research organization to expedite and prepare for a future IND filing.

Iowa State University Research Foundation Inc. (“ISURF”)

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

As of December 31, 2006, the Company paid in total of $20,000 for the License Fee and $25,381 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

Effective February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into an expanded sponsored research agreement with Iowa State University (ISU). Under terms of the agreement, PhytoMedical will continue to undertake its research at ISURF for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds – an entirely new, innovative class of compounds derived from cinnamon, shown in published human and pre-clinical animal studies to favorably effect type-2 diabetes without side effects.

ISU:

Year 1: $62,251 to ISU in 4 quarterly installments, the first of which is due within 30 days of signing of the sponsored research agreement, the second of which is due to ISU 3 months from the previous payment;

Year 2: $70,295 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment; and

Year 3: $72,140 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

All rights, title, and interest in any subject invention made solely by the Company are owned by the Company, solely by ISU are owned by ISU, owned jointly by the two parties if made by any of the parties.

The Agreement or parts thereof, is subject to termination at any time by mutual consent.  Any party may unilaterally terminate the entire agreement at any time by giving the other parties written notice not less than sixty calendar days prior to the desired termination date.

Employees

At December 31, 2006, the Company employed 5 full-time person and 2 part-time persons. All of our research and development activities are provided on our behalf by scientists and others employed governmental agencies and academic institutions with which we have agreements or by third party providers.  To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We have had limited revenues since inception.  In both 2006 and 2005, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $22,904,995 through December 31, 2006. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 21, 2007, our officers and board members own 62% of the 189,669,641 of our outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of March 21, 2007, one of our directors beneficially owns approximately 62% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

Research Agreements

We expect to enter into research agreements and licenses in the future that relate to important technologies that may be necessary for the development and commercialization of related and unrelated products. These agreements and licenses may impose various commercialization, indemnification, royalty, insurance and other obligations on us, which, if we fail to comply may result in the termination of these agreements and licenses or make the agreements and licenses non-exclusive, which could affect our ability to exploit important technologies that are required for successful development of our products.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2006. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "PYTO". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2005

$1.24

$0.85

Second Quarter 2005

$1.46

$0.89

Third Quarter 2005

$1.12

$0.65

Fourth Quarter 2005

$1.09

$0.56

First Quarter 2006

$1.54

$0.96

Second Quarter 2006

$1.34

$0.63

Third Quarter 2006

$0.63

$0.38

Fourth Quarter 2006

$0.88

$0.39

January 1, 2007 – March 21, 2007

$0.53

$0.38

As of March 22, 2007, there were approximately 290 stockholders of record of the Company's Common Stock.

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

2,000,000

$0.52

20,275,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

2,000,000

$0.52

20,275,000

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

Overview

PhytoMedical Technologies, Inc. (“PhytoMedical” or the “Company”), together with its subsidiaries, is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.

Currently, the Company is working to isolate potentially active pharmacological elements in PhytoMedical's first plant derived compound, BDC-03, which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in a study of growing animals.

PhytoMedical is also continuing to undertake its research at ISURF for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds – an entirely new, innovative class of compounds derived from cinnamon, shown in published human and pre-clinical animal studies to favorably effect type-2 diabetes without side effects.

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended December 31, 2006 and December 31, 2005.

General and Administrative Expenses:  During 2006, the Company incurred $3,337,079 in general and administrative expenses, a decrease of 1% over 2005 expenses of $3,322,323.  The decrease is primarily attributable to decreases in investor relations costs and the stock offering expense that incurred in the Fusion Capital transaction with the issuance of commitment shares.

Interest Income:  Interest income was $16,930 and $3,697 for the years ended December 31, 2006, and 2005, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of December 31, 2006, the Company's accumulated deficit was $22,904,995, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended December 31, 2006, the Company recorded a net loss of $3,852,569, a decrease of 10%, compared to a net loss of $4,257,382 for the same period in 2005. The decrease is primarily attributable to decreases in investor relations costs and the stock offering expense that incurred in the Fusion Capital transaction with the issuance of commitment shares.

Liquidity and Capital Resources

At December 31, 2006, the Company had a cash balance of $386,547 compared to a cash balance of $63,770 at December 31, 2005.

During 2006, the Company used $2,331,943 of net cash from operating activities, an increase of 10%, as compared to net cash flows used by operating activities of $2,117,231 in 2005, primarily due to increases in accounts payable and stock based compensation.

Net cash flows used in investing activities was $21,367 for 2006, compared to $20,540 for 2005, due to a license fee in 2006 and equipment purchases during 2005.

Net cash provided by financing activities was $2,675,997 for 2006 compared to $1,864,003 for 2005. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises and through the common stock purchase agreement with Fusion Capital.

During the year ended December 31, 2006, Fusion Capital has purchased 4,044,454  (2005: 733,136) shares of the Company for total proceeds of $3,165,997 (2005: $465,002).

Plan of Operation

Presently, through contract research organizations, the Company is working to isolate potentially active pharmacological elements in PhytoMedical's first plant derived compound, BDC-03, which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in a study of growing animals.

Additionally, through an expanded sponsored research agreement with ISU, PhytoMedical is working towards synthesizing the active components of several polyphenolic compounds found in cinnamon bark and characterizing their beneficial health effects in cell cultures systems, animals and ultimately humans.

The Company anticipates that through its common stock purchase agreement with Fusion Capital, the Company will receive sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2007, however, if necessary additional funds maybe provided by debt or equity financings.

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

Related Party Transactions

Management Fees:  During the year ended December 31, 2006, the Company charged $18,300 (2005: $6,000) to operations for director fees incurred for services rendered by directors. As of December 31, 2006, the Company owed $nil (2005: $63,000) for outstanding management fees owed to a director and major shareholder, which is included in accounts payable – related parties.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,213,776 as at December 31, 2006 (2005: $1,703,776), representing unsecured loans of $140,000 (8.25%), $323,776 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the year ended December 31, 2006, the Company repaid $490,000 to the director and majority shareholder with the accrued interest of $51,785. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of December 31, 2006, amounted to $193,847 (December 31, 2005 - $133,228) and is included in accounts payable - related parties.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $25,555 (2005: $nil) for the year ended December 31, 2006.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and majority shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and International Energy, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and may require additional funding during 2007. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

18

Consolidated Balance Sheets as of December 31, 2006 and 2005

19

Consolidated Statements of Operations for years ended December 31, 2006 and 2005

20

Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended
December 31, 2006 and 2005

21

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

22

Notes to the Financial Statements

23-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PhytoMedical Technologies, Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of PhytoMedical Technologies, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhytoMedical Technologies, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

March 28, 2007

Seattle, Washington

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprises Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(Expressed in U.S. Dollars)	2006	2005

ASSETS
Current assets
Cash	$386,457	$63,770
Prepaid expenses	4,788	-

Total current assets	391,245	63,770

Property and Equipment, Net	9,621	18,881
Intangible asset - License fee (Note 6)	20,000	-

Total assets	$420,866	$82,651

LIABILITIES
Current
Accounts payable and accrued liabilities	$194,027	$113,333
Accounts payable - related parties (Note 4)	193,847	203,062
Promissory notes - related party (Note 4)	1,213,776	1,703,776

Total liabilities	1,601,650	2,020,171

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 189,181,866 (2005: 185,137,412)	1,892	1,851
Additional paid-in capital	21,722,319	17,113,055
Accumulated deficit	(22,904,995)	(19,052,426)

Total stockholders' deficiency	(1,180,784)	(1,937,520)

Total liabilities and stockholders' deficiency	$420,866	$82,651

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2006 and 2005

(Expressed in U.S. Dollars)	2006	2005

Revenue	$-	$-

Expenses
Management fees - related party (Note 4)	18,300	6,000
Investor relations	999,894	1,589,440
Other operating expenses, including interest of
$112,403 in 2006 and $128,967 in 2005	860,801	479,685
Research and development costs (Note 5 and 6)	547,196	267,745
Stock based compensation	1,443,308	924,000
Stock offering costs	-	994,209
	3,869,499	4,261,079

Operating loss	(3,869,499)	(4,261,079)

Other income
Interest income	16,930	3,697

Net loss available to common shareholders	$(3,852,569)	$(4,257,382)

Loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	187,496,408	173,456,330

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the years ended December 31, 2006 and 2005

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	Deficiency

Balance, December 31, 2004	168,541,165	$1,685	$14,210,010	$(14,795,044)	$ -	$ -	$ (583,349)

Common stock issued upon
exercise of stock options	550,000	6	419,994	-	-	-	420,000

Stock based compensation expenses	-	-	924,000	-	-	-	924,000

Common stock issued upon
exercise of warrants, at
$0.007 per share	14,285,714	143	99,857	-	-	-	100,000

Restricted common stock issued
pursuant to share purchase agreement	1,027,397	10	994,199	-	-	-	994,209

Common stock issued for cash	733,136	7	464,995	-	-	-	465,002

Loss, year ended December 31, 2005	-	-	-	(4,257,382)	(4,257,382)	-	(4,257,382)

					$ (4,257,382)
Balance, December 31, 2005	185,137,412	$1,851	$17,113,055	$(19,052,426)	-	-	$(1,937,520)

Common stock issued for cash	4,044,454	41	3,165,956	-	-	-	3,165,997

Stock based compensation expenses	-	-	1,443,308	-	-	-	1,443,308

Loss, year ended December 31, 2006	-	-	-	(3,852,569)	(3,852,569)	-	(3,852,569)

					$(3,852,569)
Balance, December 31, 2006	189,181,866	$1,892	$21,722,319	$(22,904,995)		-	$(1,180,784)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005

(Expressed in U.S. Dollars)	2006	2005

Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities
Net loss	$(3,852,569)	$(4,257,382)
Adjustments for items not involving cash:
Accrued interest expense to stockholder	60,619	128,542
Amortization and depreciation	10,627	1,659
Stock based compensation	1,443,308	924,000
Stock offering costs	-	994,209
Change in non-cash working capital items:
Increase in prepaid expenses	(4,788)	-
Decrease in related party accounts payable	(69,834)
Increase in accounts payable	80,694	91,741
Net cash used in operating activities	(2,331,943)	(2,117,231)

Cash flows from investing activities
Additions to property and equipment	(1,367)	(20,540)
Additions to intangible asset	(20,000)	-
Net cash used in investing activities	(21,367)	(20,540)

Cash flows from financing activities
Proceeds from issuance of common stock	3,165,997	985,003
Repayment of loan to stockholder	(490,000)	(21,000)
Promissory note proceeds from a major stockholder	-	900,000
Net cash used provided by financing activities	2,675,997	1,864,003

Increase (decrease) in cash	322,687	(273,768)

Cash, beginning of year	63,770	337,538
Cash, end of year	$386,457	$63,770

Supplemental disclosure of cash flow information:
Interest paid in cash	$52,728	$425
Income tax paid in cash	$-	$-

Noncash financing activities:
Issuance of common stock as stock offering costs	$-	$994,209

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(Formerly Enterprise Technologies, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Expressed in US Dollars)

Note 1 - Organization and Nature of Operations

PhytoMedical Technologies, Inc. (formerly Enterprise Technologies, Inc.) (the “Company”), a Nevada Corporation, has an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock and 1,000,000 shares are $0.25 par value preferred stock.  On September 7, 2004, the Company changed its name to PhytoMedical Technologies, Inc.

The Company, together with its subsidiaries, is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2007. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2 – Significant Accounting Policies

(a) Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b) Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of PhytoMedical Technologies, Inc. and its subsidiaries, PhytoMedical Technologies Corp. and PolyPhenol Technologies Corp., which both were incorporated under the laws of the State of Nevada.  All significant inter-company transactions and accounts have been eliminated in consolidation.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for the years ended December 31, 2006 and 2005. The Company occasionally has cash deposits in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions.

(e) Equipment and Depreciation

Equipment is initially recorded at cost and is depreciated under the straight-line method over its estimated useful life as follows:

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

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, accounts payable - related parties, and notes/advances payable to related parties approximates their fair value because of the short-term nature of these instruments.

(h) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2006 and 2005.

(i) Impairment and Disposal of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(j) Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

(k) Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing income (loss)  (numerator) applicable to common stockholders by the weighted average number of common stocks outstanding (denominator) for the period. All earnings (loss) per share amounts in the financial statements are basic earnings (loss) per share, as defined by SFAS No. 128, “Earnings Per Share”. Diluted earnings (loss) per share does not differ materially from basic earnings per share for all periods presented. Convertible securities that could potentially dilute basic earnings (loss) per share in the future, such as options and warrants, are not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive.

(l) Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123R).  Prior to January 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified-prospective transition method.  Under that transition method, compensation cost recognized for the year ended December 31, 2006, and thereafter will include:  (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The financial results for the prior periods have not been restated.  The Company will amortize stock compensation cost ratably over the requisite service period.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows:

2005

Net income (loss)	$(4,257,382)
Stock-based employee compensation
expenses as determined under the
fair value based method	(4,158,131)
Stock-based compensation using intrinsic value	924,000
Pro-forma	$(7,491,513)

Net income (loss) per stock -
basic and diluted
As reported	$(0.02)
Pro-forma	$(0.04)

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

(m) Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Changes in Stockholders' Equity (Deficiency). Comprehensive income (loss) comprises all equity changes except those resulting from investments by owners and distributions to owners.

(n) Foreign Currency Translations

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into their functional currency, which is U.S. Dollar, in the following manner:

At the translation date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. Dollars by using the exchange rate in effect at that date. There are no subsidiaries using a functional currency other than the U.S. Dollar at December 31, 2006 and 2005. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

(o) Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

The intangible asset is not amortized but we perform the annual review for possible impairment in the fourth calendar quarter of each year.  No Intangible asset impairment was recognized based on the evaluations performed.

(q) Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties (See Note 4).

(r) Stock Offering Costs

As discussed in Note 8, the fair value of stock issued to Fusion Capital under the stock purchase agreement was expensed in the year the stock was issued because the agreement can be terminated without the stock being returned.

(s) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of December 15, 2006.  The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“SFAS 158”). SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for financial statements as of December 31, 2006. The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

Note 3 – Equipment

	2006	2005

Computer equipment	$2,293	$19,266
Office equipment	19,613	1,274
	21,906	20,540
Less: accumulated depreciation	(12,285)	(1,659)
	$9,621	$18,881

Depreciation expenses charged to operations for the year ended December 31, 2006 were $10,627 (2005: $1,659).

Note 4 - Related Party Transactions

Management Fees:  During the year ended December 31, 2006, the Company charged $18,300 (2005: $6,000) to operations for director fees incurred for services rendered by directors. As of December 31, 2006, the Company owed $nil (2005: $63,000) for outstanding management fees owed to a director and major shareholder, which is included in accounts payable – related parties.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,213,776 as at December 31, 2006 (2005: $1,703,776), representing unsecured loans of $140,000 (8.25%), $323,776 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the year ended December 31, 2006, the Company repaid $490,000 to the director and majority shareholder with the accrued interest of $51,785. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of December 31, 2006, amounted to $193,847 (December 31, 2005 - $133,228) and is included in accounts payable - related parties.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $25,555 (2005: $nil) for the year ended December 31, 2006.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and majority shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and International Energy, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 5 – Cooperative Agreements

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

(d) pay NYU 10% of all sublicense fees.

In connection with the licensing agreement, PTC granted to each of NYU and Dr. Bruce Cherksey, a NYU scientist and inventor of the NYU Patents, an option to acquire, for a period of two years from July 29, 2004, a number of shares equal to 12.5% of the outstanding common stock of PTC on a fully diluted basis. The option was exercised by Dr. Cherksey on May 30, 2006. On June 30, 2006, NYU and PhytoMedical Technologies Corporation agreed to extend the option to July 20, 2008.  All other terms and conditions of the option agreement will remain in full force and effect.

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

The agreement was terminated by mutual agreement in December 2006. As of December 31, 2006, the Company totally incurred $640,819 under the agreement with USDA’s ARS.

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

As at December 31, 2006, the Company paid in total of $137,252 as per agreement with ISU.

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

As of December 31, 2006, the Company paid in total of $20,000 for the license fee and $25,381 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

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

As at December 31, 2006, the Company paid in total of $51,558 as per the two agreements with Ricerca.

Note 8 – Common Stock

On July 8, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, the Company had to issue to Fusion Capital 863,724 shares (issued) of its common stock, which Fusion has agreed to hold for twenty-five months. Fusion Capital has agreed to purchase from the Company up to $10,000,000 of the Company’s common stock over a twenty-five month period. Pursuant to the terms of the Registration Agreement, the Company has filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement.

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

During the year ended December 31, 2006, Fusion Capital has purchased 4,044,454 (2005: 733,136) shares of the Company for total proceeds of $3,165,997 (2005: $465,002).

As of March 23, 2007, Fusion Capital has purchased 5,310,681 shares of common stock of the Company for total proceeds of $3,860,999.

Note 9 – Warrants

The movement of share purchase warrants can be summarized as follows:

		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2004	14,285,714	$0.007
Exercised	(14,285,714)	0.007
Balance, December 31, 2006 and 2005	-

As of December 31, 2006, there are no outstanding share purchase warrants.

Note 10 - Stock Options

As of December 31, 2006, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term	value

Outstanding, December 31, 2004	4,575,000	$0.24
Granted	6,700,000	0.90
Exercised	(550,000)	0.76
Cancelled	(1,450,000)	0.24
Outstanding, December 31, 2005	9,275,000	0.68
Granted	4,250,000	0.89
Cancelled	(2,250,000)	1.22
Outstanding, December 31, 2006	11,275,000	0.65	8.12 years	$882,750

Exercisable at December 31, 2006	9,275,000	0.68	7.81 years	$862,750

Available for grant at December 31, 2006	11,000,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil (2005: $176,500) for the year ended December 31, 2006. Weighted average fair value of options granted during the year ended December 31, 2006 was $0.83 (2005: $0.62) per share.

A summary of the Company’s unvested stock options and changes during the years ended December 31 is as follows:

		Fair value
	Shares	per share

Outstanding at December 31, 2004	-	$-
Granted during 2005	-	-
Vested during 2005	(6,700,000)	0.62
Outstanding at December 31, 2005	-	-
Granted during 2006	4,250,000	0.83
Cancelled during 2006	(2,250,000)	(1.15)
Outstanding at December 31, 2006	2,000,000	0.48

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

The fair value of the 2,250,000 stock options granted was estimated at $1.15 each, for a total amount of $2,587,500, by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 91.8%, risk-free interest rates of 4.15%, and expected life of three years.

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

The fair value of the 2,000,000 options granted was estimated at $0.48 each, for a total of amount of $960,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 89.7%, risk-free interest rates of 4.91%, and expected lives of three years.

Additional stock-based compensation expense of $80,000 was recognized as a result of the cancellation and re-issuance of stock options.

During the year ended December 31, 2006, compensation expenses of $1,443,308 (2005: $924,000) was recognized for options previously granted and vesting over time. As of December 31, 2006, the Company had $1,224,192 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of one year.

The options outstanding and exercisable as of December 31, 2006 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2006	Life (Years)	Price	2006	Price

$0.24	2,975,000	6.73	$0.24	2,975,000	$0.24
0.52	2,000,000	9.59	0.52	-	-
0.60	1,200,000	8.93	0.60	1,200,000	0.60
0.96	5,100,000	8.17	0.96	5,100,000	0.96
$0.24 - $0.96	11,275,000	8.12	$0.65	9,275,000	$0.68

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

All options other than those issued in 2006 were cancelled effective March 5, 2007.

Note 11 - Income Taxes

There is no current or deferred tax expense for the years ended December 31, 2006 and 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

The income tax effect, utilizing a 34% income tax rate, of temporary differences giving rise to the deferred tax assets and deferred tax liabilities is a result of the following:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$6,192,000	$5,710,000
Research and development expenses	305,000	-
Stock based compensation	490,000	-
Valuation allowance	(6,987,000)	(5,710,000)
Net deferred tax assets	$-	$-

The 2006 increase in the valuation allowance was $1,277,000 (2005:  $795,000).

The Company has available net operating loss carry-forwards of approximately $18,213,000 for tax purposes to offset future taxable income, which expires commencing 2008 through to the year 2026. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the years ended December 31 follows:

	2006	2005

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	26.1%
Stock offering costs	0.0%	7.9%
Effective income tax rate	0.0%	0.0%

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

Gary Branning – Director

Mr. Branning received his Bachelor of Science degree in Business Administration from Wagner College, on Staten Island, NY, and an MBA in finance from Fairleigh Dickinson University. In 2001, Mr. Branning joined Pharmacia Corporation.  Mr. Branning was the Executive Director of Managed Markets Marketing for Pharmacia Corporation.  The Marketing Unit of the Managed Markets Marketing of Pharmacia was a service organization focused on the development of brand programs, value added services and health management programs in managed markets.  In 2003, Mr. Branning joined Managed Market Resources, a health care consulting and medical communications company as Managing Partner and Senior Vice President of Managed Market Resources.  Mr. Branning’s responsibilities included strategic consulting, new product development, business development, and executing Managed Market Resource’s sales and marketing plans. Mr. Branning joined the Company as a Director on September 13, 2006.

Rick Henson – Director

Mr. Henson earned his Bachelor’s degree in Education from Wichita State University.  In 2001, Mr. Henson joined Andrx Corporation, where he held the position of Senior Vice President of Sales, and was responsible for sales, operations, and training. During his tenure at Andrx Corporation, Mr. Henson built a 500-plus person branded sales division from inception and increased division sales to $120 million.  Andrx Laboratories was recently acquired by Watson Pharmaceuticals for $1.9 billion.  In 2005, Mr. Henson joined Vernalis Pharmaceuticals, Inc. as a consultant to start up a US commercial operation and was responsible for strategic planning, training, sales management and product acquisition.  In 2006, Mr. Henson accepted the position of Vice President of Sales with complete oversight of sales function for Vernalis US.  Mr. Henson joined the Company as a Director on September 13, 2006.

Harmel S. Rayat - Secretary, Treasurer, Chief Financial Officer, Director

Mr. Rayat has been in the brokerage and venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provided financial consulting services to a wide range of emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations and since January 2002, he has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat has served, and continues to serve, as a director, officer and majority shareholder of a number of publicly traded and privately held corporations, including, HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., and International  Energy, Inc. Mr. Rayat has served as one of our directors since December 4, 2000. In 2002, Mr. Rayat was appointed secretary and treasurer. On August 12, 2005, Mr., Rayat was appointed our president and chief executive and financial officer, as well as our principal accounting officer.  On April 3, 2006, Mr. Rayat resigned as president and chief executive officer. On September 13, 2006, Mr. Rayat was appointed secretary and treasurer.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2006, the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2006, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2006 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year

Salary

Bonus

Other

Granted

Compensation

Greg Wujek

2006

 $161,250

$0

$0

           2,000,000

$0

President, CEO

2005

 $0

$0

$0

0

$0

and Director

2004

 $0

$0

$0

0

$0

Harmel S. Rayat

2006

 $0

$0

$3,900

0

$0

Secretary, Treasurer

2005

 $0

$0

$1,800

0

$0

and Director

2004

 $0

$0

$3,500

0

$0

Gary Branning

2006

 $0

$0

$1,200

0

$0

Director

2005

 $0

$0

$0

0

$0

2004

 $0

$0

$0

0

$0

Rick Henson

2006

 $0

$0

$1,200

0

$0

Director

2005

 $0

$0

$0

0

$0

2004

 $0

$0

$0

0

$0

Indy Panchi (1)

2006

 $0

$0

$2,850

0

$0

Director

2005

 $0

$0

$2,400

0

$0

2004

 $0

$0

$4,700

0

$0

Derek Cooper, (2)

2006

 $0

$0

$2,850

0

$0

Secretary, Treasurer

2005

 $0

$0

$1,800

0

$0

and Director

2004

 $0

$0

$3,500

0

$0

(1)  Mr. Indy Panchi resigned as a Director on September 13, 2006

(2)  Mr. Derek Cooper resigned as a Secretary, Treasurer and Director on September 13, 2006

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2006 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2006

   Price ($/sh)

   Date

Greg Wujek

              2,000,000

100

$0.52

August 1, 2016

Harmel Rayat

0

0

n/a

n/a

Gary Branning

0

0

n/a

n/a

Rick Henson

0

0

n/a

n/a

Indy Panchi (1)

0

0

n/a

n/a

Derek Cooper (2)

0

0

n/a

n/a

(1)  Mr. Indy Panchi resigned as a Director on September 13, 2006

(2)  Mr. Derek Cooper resigned as a Secretary, Treasurer and Director on September 13, 2006

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised      Value of Unexercised In-the-money

Options on December 31, 2006

            Options on December 31, 2006

Name

Exercisable

Unexercisable

              Exercisable

   Unexercisable

Greg Wujek

0

      2,000,000

0

        $1,060,000

Harmel Rayat

0

0

0

0

Gary Branning

0

0

0

0

Rick Henson

0

0

0

0

Indy Panchi (1)

0

0

0

0

Derek Cooper (2)

0

0

0

0

(1)  Mr. Indy Panchi resigned as a Director on September 13, 2006

(2)  Mr. Derek Cooper resigned as a Secretary, Treasurer and Director on September 13, 2006

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 21, 2007, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

  117,561,471

62%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Greg Wujek (2)

       2,000,000

0%

100 Overlook Drive, 2nd Floor

Princeton, NJ  08540

Gary Branning

                    0

0%

100 Overlook Drive, 2nd Floor

Princeton, NJ  08540

Rick Henson

                    0

0%

100 Overlook Drive, 2nd Floor

Princeton, NJ  08540

Indy Panchi (3)

                    0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Derek Cooper (4)

     0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

 119,561,471

62%

as a group (6 persons)

(1) Includes 31,300 shares held by Tajinder Chohan, Mr. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares and share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members.

(2) 2,000,000 stock options were granted on August 1, 2006, which may be acquired pursuant to options granted and exercisable under the Company's stock option plans.

(3)  Mr. Indy Panchi resigned as a Director on September 13, 2006

(4)  Mr. Derek Cooper resigned as a Secretary, Treasurer and Director on September 13, 2006

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Fees:  During the year ended December 31, 2006, the Company charged $18,300 (2005: $6,000) to operations for director fees incurred for services rendered by directors. As of December 31, 2006, the Company owed $nil (2005: $63,000) for outstanding management fees owed to a director and major shareholder, which is included in accounts payable – related parties.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,213,776 as at December 31, 2006 (2005: $1,703,776), representing unsecured loans of $140,000 (8.25%), $323,776 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the year ended December 31, 2006, the Company repaid $490,000 to the director and majority shareholder with the accrued interest of $51,785. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of December 31, 2006, amounted to $193,847 (December 31, 2005 - $133,228) and is included in accounts payable - related parties.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $25,555 (2005: $nil) for the year ended December 31, 2006.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and majority shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and International Energy, Inc.

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth fiscal quarter, there were no reports filed on Form 8-K

October 16, 2006:  PhytoMedical Technologies, Inc. issued a news release to announce the addition of pharmacology researcher and drug discovery and development expert, Dr. Jay R. Wiggins, to the Company’s Scientific Advisory Board.

December 7, 2006:  PhytoMedical Technologies, Inc. issued a news release to announce plans to expedite the development of its new class of cinnamon-derived 'polyphenolic' compounds, which possess unique antioxidant and insulin enhancing qualities, distinct from existing classes of drugs for diabetes.

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2006 and December 31, 2005 were $9,851 and $17,221 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2006 and 2005 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2006 and 2005 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 30th day of March, 2007.

PhytoMedical Technologies, Inc.

/s/ Greg Wujek

Greg Wujek

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Greg Wujek

President, Chief Executive

March 30, 2007

Greg Wujek

Officer and Director

/s/ Harmel S. Rayat

Secretary, Treasurer,

March 30, 2007

Harmel S. Rayat

Chief Financial Officer,

Principal Accounting Officer

and Director

/s/ Gary Branning

Director

March 30, 2007

Gary Branning

/s/ Rick Henson

Director

March 30, 2007

Rick Henson