Form 10QSB
period 2007-03-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2007-05-14
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of May 10, 2007, there were 189,714,957 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED MARCH 31, 2007

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

25

Item 1. Financial Statements

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprises Technologies, Inc.)

CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

March 31,
(Expressed in U.S. Dollars)	2007

ASSETS
Current assets
Cash	$140,354
Prepaid expenses	4,788

Total current assets	145,142

Property and Equipment, Net (Note 4)	7,297
Intangible asset - License fee (Note 7)	20,000

Total assets	$172,439

LIABILITIES
Current
Accounts payable and accrued liabilities	$29,854
Interest payable - related party (Note 5)	214,335
Promissory notes - related party (Note 5)	1,188,776

Total liabilities	1,432,965

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 189,714,957	1,897
Additional paid-in capital	22,441,935
Accumulated deficit	(23,704,358)

Total stockholders' deficiency	(1,260,526)

Total liabilities and stockholders' deficiency	$172,439

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006

(Expressed in U.S. Dollars)	2007	2006

Revenue	$-	$-

Expenses
Directors fees - related party (Note 5)	-	6,300
Investor relations	37,215	803,308
Other operating expenses	220,972	106,650
Research and development costs (Note 6 and 7)	53,838	137,316
Stock based compensation	489,621	-
	801,646	1,053,574

Operating loss	(801,646)	(1,053,574)

Other income
Interest income	2,283	3,874

Net loss available to common shareholders	$(799,363)	$(1,049,700)

Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	189,445,487	186,138,501

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the three months ended March 31, 2007 and year ended December 31, 2006

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	Deficiency

Balance, December 31, 2005	185,137,412	$1,851	$17,113,055	$ (19,052,426)	-	-	$ (1,937,520)

Common stock issued for cash	4,044,454	41	3,165,956	-	-	-	3,165,997

Stock based compensation expenses	-	-	1,443,308	-	-	-	1,443,308

Loss, year ended December 31, 2006	-	-	-	(3,852,569)	(3,852,569)	-	(3,852,569)

					$(3,852,569)
Balance, December 31, 2006	189,181,866	$1,892	$21,722,319	$(22,904,995)		-	$ (1,180,784)

Common stock issued for cash	533,091	5	229,995	-	-	-	230,000

Stock based compensation expenses	-	-	489,621	-	-	-	489,621

Loss, three months ended March 31, 2007	-	-	-	(799,363)	(799,363)	-	(799,363)

					$ (799,363)
Balance, March 31, 2007	189,714,957	$1,897	$22,441,935	$ (23,704,358)		$-	$ (1,260,526)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2007 and 2006

(Expressed in U.S. Dollars)	2007	2006

Cash flows from (used in) operating activities
Net loss	$(799,363)	$(1,049,700)
Adjustments for items not involving cash:
Amortization and depreciation	2,324	2,604
Stock based compensation	489,621	-
Change in non-cash working capital items:
Increase in prepaid expenses	-	(10,497)
Increase in accounts payable	(164,173)	(41,769)
Increase in interest payable - related party	20,488	-
	(451,103)	(1,099,362)

Cash flows used in investing activities
Additions to property and equipment	-	(348)
	-	(348)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	230,000	1,761,997
Repayment of loan to stockholder	(25,000)	(230,000)
	205,000	1,531,997

Increase (decrease) in cash	(246,103)	432,287

Cash, beginning of period	386,457	63,770
Cash, end of period	$140,354	$496,057

Supplemental disclosure of cash flow information:
Interest paid in cash	$4,679	$458
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of PhytoMedical Technologies, Inc. and Subsidiaries (“the Company”), include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position as of March 31, 2007 and the consolidated results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2006 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the annual financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2006 Annual Report on Form 10-KSB.

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at March 31, 2007:

Three months ended
March 31, 2007

Numerator - net loss available to
common stockholders	$(799,363)

Denominator - weighted average number
of common shares outstanding	189,445,487

Basic and diluted loss per common share	$(0.00)

Note 4 – Equipment

2007

Computer equipment	$2,293
Office equipment	19,613
21,906
Less: accumulated depreciation	(14,609)
$7,297

Depreciation expenses charged to operations for the three months ended March 31, 2007 were $2,324 (2006: $2,604).

Note 5 - Related Party Transactions

Directors Fees:  During the three months ended March 31, 2007, the Company charged $nil (2006: $6,300) to operations for director fees incurred for services rendered by directors.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,188,776 as at March 31, 2007, representing unsecured loans of $115,000 (8.25%), $323,776 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the three months ended March 31, 2007, the Company repaid $25,000 to the director and majority shareholder with the accrued interest of $4,679. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of March 31, 2007, amounted to $214,335 and is included in interest payable - related parties.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,190 (2006: $nil) for the three months ended March 31, 2007.

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

Note 6 – Cooperative Agreements

New York University (NYU)

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

Iowa State University (ISU)

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

Note 7 – License Agreement

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

As of March 31, 2007, the Company paid in total of $20,000 for the license fee and $31,137 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

Note 8 – Development Agreements

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

As at March 31, 2007, the Company paid in total of $51,558 as per the two agreements with Ricerca.

Note 9 – Common Stock

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

During the three months ended March 31, 2007, Fusion Capital has purchased 533,091 (2005: 1,811,064) shares of the Company for total proceeds of $230,000 (2006: $1,761,997).

Note 10 - Stock Options

As of March 31, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

		Weighted	Remaining	Aggregate
	Number of options	average exercise price	contractual term	intrinsic value

Outstanding, December 31, 2005	9,275,000	$0.68
Granted	4,250,000	0.89
Cancelled	(2,250,000)	1.22
Outstanding, December 31, 2006	11,275,000	0.65
Cancelled	(9,275,000)	0.68
Outstanding, March 31, 2007	2,000,000	0.52	9.35 years	$ -

Exercisable at March 31, 2007	-
Available for grant at March 31, 2007	20,275,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the years ended March 31 is as follows:

		Fair value
	Shares	per share

Outstanding at December 31, 2005	-	-
Granted during 2006	4,250,000	0.83
Cancelled during 2006	(2,250,000)	1.15
Outstanding at March 31, 2007	2,000,000	0.48

During the three months ended March 31, 2007, compensation expenses of $489,621 (2006: $nil) was recognized for options previously granted and vesting over time. As of March 31, 2007, the Company had $734,571 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of one year.

The options outstanding and exercisable as of March 31, 2007 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

0.52	2,000,000	9.35	$0.52	-	$0.52

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 11 - Subsequent Events

On April 11, 2007, the Company incorporated a wholly owned subsidiary, PhytoMedical Technologies Ltd., in British Columbia, Canada, to streamline business operations in Canada.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending March 31, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at March 31, 2007, the Company had a cash balance of $140,354. The Company has financed its operations primarily through cash on hand and through the common stock purchase agreement with Fusion Capital during the three month period ending March 31, 2007.

Net cash flows used in by operating activities was $451,103 for the three month period ending March 31, 2007, compared to net cash flows used of $1,099,362 for the same period in 2006, primarily due to a decrease in operating expenses.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $205,000 for the three months period ending
March 31, 2006 compared to $1,531,997 for the same period in 2005. The Company has financed its operations primarily from cash on hand, through loans from shareholders and through the common stock purchase agreement with Fusion Capital.

During the three months ended March 31, 2007, Fusion Capital has purchased 533,091 shares of the Company for total proceeds of $230,000.

Related Party Transactions

Directors Fees:  During the three months ended March 31, 2007, the Company charged $nil (2006: $6,300) to operations for director fees incurred for services rendered by directors.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,188,776 as at March 31, 2007, representing unsecured loans of $115,000 (8.25%), $323,776 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the three months ended March 31, 2007, the Company repaid $25,000 to the director and majority shareholder with the accrued interest of $4,679. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of March 31, 2007, amounted to $214,335 and is included in accounts payable - related parties.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,190 (2006: $nil) for the three months ended March 31, 2007.

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

Off-Balance Sheet Items

Other than those described in Note 6, the Company currently has no off-balance sheet items.

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

We have had limited revenues since inception.  In both 2006 and 2005, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $23,704,358 through March 31, 2007. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of May 10, 2007, our officers and board members own 62% of the 189,714,957 of our outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of May 10, 2007, one of our directors beneficially owns approximately 62% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

January 19, 2007: On January 16, 2007, PhytoMedical Technologies, Inc. issued a news release to announce that it is finalizing the developmental transition of its new class of polyphenolic compounds, which possess unique antioxidant and insulin enhancing qualities, distinct from existing classes of drugs for diabetes, to a highly respected, pre-clinical centric laboratory.

February 8, 2007: On February 5, 2007, PhytoMedical Technologies, Inc. issued a news release to announce plans to expand its pipeline of development compounds, following recent news announcing favorable research outcomes and accelerated development of the Company's 'polyphenol' class of compounds for type-2 diabetes.

February 27, 2007: On February 21, 2007, PhytoMedical Technologies, Inc. issued a news release to announce the addition of Dr. Charles Lee to the Company’s Scientific Advisory Board.

March 9, 2007: On March 7, 2007, PhytoMedical Technologies, Inc. issued a news release to announce that the Company has entered into an expanded Sponsored Research Agreement with The Office of Sponsored Projects at Iowa State University. Also, at a Board of Directors meeting held on March 5, 2007, the Company’s Board of Directors agreed to cancel an aggregate of 9,275,000 stock options

March 30, 2007: On March 26, 2007, PhytoMedical Technologies, Inc. issued a news release to announce the addition of Dr. Mark A. Bossie, a specialist in the identification, development, and licensing of new pharmaceuticals and therapeutics, to the Company's Scientific Advisory Board.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 10th day of May, 2007.

PhytoMedical Technologies, Inc.

(Registrant)

Date

Signature

Title

May 10, 2007

/s/ Greg Wujek

Director,  President, CEO

Greg Wujek

May 10, 2007

/s/ Harmel S. Rayat

Director, Secretary, Treasurer

Harmel S. Rayat

Chief Financial Officer

Principal Accounting Officer