Form 10QSB
period 2007-06-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2007-08-14
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of August 13, 2007, there were 189,714,957 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED JUNE 30, 2007

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

14

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

25

Item 1. Financial Statements

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprises Technologies, Inc.)

CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)
June 30,
(Expressed in U.S. Dollars)	2007

ASSETS
Current assets
Cash	$94,446
Prepaid expenses	12,856

Total current assets	107,302

Property and Equipment, Net (Note 4)	4,973
Intangible asset - License fee (Note 7)	20,000

Total assets	$132,275

LIABILITIES
Current
Accounts payable and accrued liabilities	$22,790
Interest payable - related parties (Note 5)	240,889
Promissory notes - related party (Note 5)	1,338,776

Total liabilities	1,602,455

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 189,714,957	1,897
Additional paid-in capital	22,931,556
Accumulated other comprehensive income	(3)
Accumulated deficit	(24,403,630)

Total stockholders' deficiency	(1,470,180)

Total liabilities and stockholders' deficiency	$132,275

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and six months ended June 30, 2007 and 2006
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Expressed in U.S. Dollars)	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

Expenses
Directors fees - related party (Note 5)	3,400	-	3,400	6,300
Investor relations	-	36,816	37,215	840,124
Interest expense - related party (Note 5)	26,554	25,669	51,720	60,570
Other operating expenses	144,463	234,153	340,269	305,902
Research and development costs (Notes 6, 7, 8 and 9)	36,124	156,990	89,962	294,306
Stock based compensation	489,621	470,455	979,242	470,455
	700,162	924,083	1,501,808	1,977,657

Operating loss	(700,162)	(924,083)	(1,501,808)	(1,977,657)

Other income
Interest income	890	4,820	3,173	8,694

Net loss available to common shareholders	$(699,272)	$(919,263)	$(1,498,635)	$(1,968,963)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	189,714,957	187,376,861	189,580,967	186,761,102

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the six months ended June 30, 2007 and year ended December 31, 2006
(Unaudited)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	Deficiency

Balance, December 31, 2005	185,137,412	$1,851	$17,113,055	$ (19,052,426)	-	-	$(1,937,520)

Common stock issued for cash	4,044,454	41	3,165,956	-	-	-	3,165,997

Stock based compensation expenses	-	-	1,443,308	-	-	-	1,443,308

Loss, year ended December 31, 2006	-	-	-	(3,852,569)	(3,852,569)	-	(3,852,569)

					(3,852,569)
Balance, December 31, 2006	189,181,866	1,892	21,722,319	(22,904,995)		0	(1,180,784)

Common stock issued for cash	533,091	5	229,995	-	-	-	230,000

Stock based compensation expenses	-	-	979,242	-	-	-	979,242

Foreign currency translation adjustment					(3)	(3)	(3)

Loss, six months ended June 30, 2007	-	-	-	(1,498,635)	(1,498,635)	-	(1,498,635)

					$ (1,498,638)
Balance, June 30, 2007	189,714,957	$1,897	$22,931,556	$ (24,403,630)		$(3)	$(1,470,180)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2007 and 2006
(Unaudited)

(Expressed in U.S. Dollars)	2007	2006

Cash flows from (used in) operating activities
Net loss	$(1,498,635)	$(1,968,963)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	4,647	5,207
Stock based compensation	979,242	470,455
Change in non-cash working capital items:
Increase in prepaid expenses	(8,067)	(5,450)
Decrease in accounts payable	(171,237)	(139,573)
Increase in interest payable - related party	47,042	-
Net cash used in operating activities	(647,008)	(1,638,324)

Cash flows from investing activities
Additions to property and equipment	-	(348)
Additions to intangible assets	-	(20,000)
Net cash used in investing activities	-	(20,348)

Cash flows from financing activities
Proceeds from issuance of common stock	230,000	2,420,996
Repayment of promissory notes	(25,000)	(490,000)
Proceeds from promissory notes	150,000	-
Net cash provided by financing activities	355,000	1,930,996

Increase (decrease) in cash	(292,008)	272,324
Effect of foreign exchange rate	(3)	-
Cash, beginning of period	386,457	63,770
Cash, end of period	$94,446	$336,094

Supplemental disclosure of cash flow information:
Interest paid in cash	$4,679	$52,360
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

To meet these objectives, the Company has arranged with Mr. Harmel S. Rayat, Chief Financial Officer, Director and majority shareholder of the Company a loan amount up to $2,500,000. Proceeds from the loan, which will be drawn down on a “as needed basis” at a rate of prime plus 3%, will fund the Company’s research and development plans, ongoing expenses for salaries, legal and accounting fees and a comprehensive investor relations and branding program, as well as for working capital and other contingencies. Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of PhytoMedical Technologies, Inc., its subsidiaries, PhytoMedical Technologies Corp. and PolyPhenol Technologies Corp., both of which were incorporated under the laws of the State of Nevada and PhytoMedical Technologies Ltd., which was incorporated in British Columbia, Canada on April 11, 2007.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of PhytoMedical Technologies, Inc. and Subsidiaries (“the Company”), include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position as of June 30, 2007 and the consolidated results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2006 Annual Report on Form 10-KSB.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at June 30, 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator - net loss available to
common stockholders	$(699,272)	$ (919,263)	$(1,498,635)	$(1,968,963)

Denominator - weighted average number
of common shares outstanding	189,714,957	187,376,861	189,580,967	186,761,102

Basic and diluted loss per common share	$ (0.00)	$(0.00)	$(0.01)	$(0.01)

Note 4 – Equipment

2007

Computer equipment	$2,293
Office equipment	19,613
21,906
Less: accumulated depreciation	(16,933)
$4,973

Depreciation expenses charged to operations for the three-month and six-month periods ended June 30, 2007 were $2,324 (2006: $2,604) and $4,647 (2006: $5,207) respectively.

Note 5 - Related Party Transactions

Directors Fees:  During the three-month and six-month periods ended June 30, 2007, the Company charged $3,400 (2006: $nil) and $3,400 (2006: $6,300) to operations for director fees incurred for services rendered.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,338,776 as at June 30, 2007, representing unsecured loans of $115,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%) and $150,000 (11.25%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the six months ended June 30, 2007, the Company repaid $25,000 to the director and majority shareholder with the accrued interest of $4,679 and received cash proceed of $150,000 from a promissory note dated May 31, 2007 bearing an interest rate of 11.25% per annum. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of June 30, 2007, amounted to $240,889 and is included in interest payable - related parties.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,666 (2006: $8,513) and $16,855 (2006: $8,513) for the three-month and six-month periods ended June 30, 2007 respectively.

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

USDA's Agricultural Research Service (ARS) and Iowa State University (ISU)

On December 1, 2004, PolyPhenol Technologies Corporation (“PolyPhenol”), a wholly owned subsidiary of the Company, entered into a three year, three-way Cooperative Research and Development Agreement (“CRADA”) with the USDA's Agricultural Research Service (“ARS”) and Iowa State University (“ISU”). PolyPhenol committed to providing $666,366 in research funding to the ARS and $186,865.

On March 6, 2006, PolyPhenol agreed to extend its CRADA with the USDA’s ARS and ISU for an additional two years through October 31, 2009.

Effective February 1, 2007, the Company terminated its CRADA agreement with the USDA’s Agricultural Research Service (ARS) and Iowa State University (ISU) in favor of moving all development to a true pharmaceutical contract research organization to expedite and prepare for a future Investigational New Drug (“IND”) filing.

Iowa State University (ISU)

Effective February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into an expanded sponsored research agreement with Iowa State University (ISU). Under terms of the agreement, PhytoMedical will continue to undertake its research at ISURF for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.

Contractual Obligations to ISU:

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

As at June 30, 2007, the Company paid in total of $192,633 as per agreement with ISU.

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

As of June 30, 2007, the Company paid in total of $20,000 for the license fee and $31,223 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

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

As at June 30, 2007, the Company paid in total of $60,158 as per the two agreements with Ricerca.

Note 9 – Research Agreement

On May 25, 2007, the Company entered into a Research Agreement with Dartmouth College (“Dartmouth”), located at Hanover, New Hampshire, in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. Dartmouth grants the Company the option of a world-wide, royalty-bearing exclusive license under Dartmouth Pre-existing Patent Rights and Know-How to make, have made, use and sell in the field of oncology, the products embodying or produced through the use of Dartmouth’s Patent Rights, at reasonable terms and condition as the parties may agree. The Company will reimburse Dartmouth for all costs associated with obtaining and maintaining Dartmouth Pre-existing Patent Rights. Dartmouth also grants the Company the option of a world-wide, royalty-bearing exclusive license under Dartmouth Patent Rights and  Know-How, and Joint Patent Rights, to make, have made, use and sell in the field of oncology, the products embodying or produced through the use of Dartmouth's or joint inventions, at reasonable terms and conditions as the parties may agree.

As of June 30, 2007, the Company paid in total of $11,375 for research expenses as per agreement with Dartmouth.

Note 10 – Common Stock

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

On May 29, 2007, the Company and Fusion Capital mutually terminated the Common Stock Purchase Agreement. The Company did not incur any termination costs as a result of mutually terminating this Agreement.

During the three-month and six-month periods ended June 30, 2007, Fusion Capital has purchased nil (2006: 657,800) and 533,091 (2006: 2,468,864) shares of the Company for total proceeds of $nil (2006: $658,999) and $230,000 (2006: $2,891,451) respectively.

Note 11 - Stock Options

As of June 30, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

	Number of options	Weighted average exercise price	Remaining contractual term	Aggregate intrinsic value

Outstanding, December 31, 2005	9,275,000	$0.68
Granted	4,250,000	0.89
Cancelled	(2,250,000)	1.22
Outstanding, December 31, 2006	11,275,000	0.65
Cancelled	(9,275,000)	0.68
Outstanding, June 30, 2007	2,000,000	0.52	9.1 years	$-

Exercisable at June 30, 2007	-

Available for grant at June 30, 2007	20,275,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the periods ended June 30 is as follows:

		Fair value
	Shares	per share

Outstanding at December 31, 2005	-	-
Granted during 2006	4,250,000	0.83
Cancelled during 2006	(2,250,000)	1.15
Outstanding at December 31, 2005	2,000,000	0.48
Outstanding at June 30, 2007	2,000,000	0.48

During the three-month and six-month periods ended June 30, 2007, compensation expenses of $489,621 (2006: $470,455) and $979,242 (2006: $470,455) respectively were recognized for options previously granted. As of June 30, 2007, the Company had $244,950 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of one year.

The options outstanding and exercisable as of June 30, 2007 can be summarized as follows:

	Outstanding	Weighted		Exercisable
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

$0.52	2,000,000	9.10	$0.52	-	$0.52

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six months ending June 30, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Diabetes

Through a Cooperative Research and Development Agreement (CRADA), PhytoMedical was working with the United States Department of Agriculture (USDA) and Iowa State University (ISU) towards synthesizing the active components of several polyphenolic compounds found in cinnamon bark and identifying a Type-2 Diabetes candidate for an IND (Investigational New Drug) application with the FDA.  However, in November 2006, it was announced that PhytoMedical would terminate the CRADA as of February 1, 2007, in favor of moving all development to a true pharmaceutical contract research organization to expedite and prepare for a future IND filing.

These polyphenolic compounds, which increase insulin sensitivity by activating key enzymes that stimulate insulin receptors, while inhibiting the enzymes that deactivate them, have increased sugar metabolism by a factor of 20 in test tube assays using fat cells. Impaired sugar and fat metabolism, present in millions around the world, may lead to Type-2 diabetes and cardiovascular diseases.

Cancer

Through a Research Agreement with Dartmouth College, the Company is working to synthesize a novel class of antitumour agents with a cytotoxic affinity for cancer cells that are designed to bind more tightly to cancer cell DNA than many conventional anticancer drugs by a process called bis-intercalation or “double binding,” much like a molecular staple. Because the DNA is the blueprint of life for the cancer cell, such binding stops the replication of the DNA, which prevents the growth of the cancer cell, and it dies. At present, the Company does not have commercial products intended to diagnose, treat, cure or prevent any disease.

The statements contained in this Form 10-QSB regarding our ongoing research and development and the results attained by us to-date have not been evaluated by the Food and Drug Administration. There can be no assurance that further research and development, and /or whether clinical trial results, if any, will validate and support the results of our preliminary research and studies.

Cooperative Research and License Agreements

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

Iowa State University Research Foundation Inc. (“ISURF”)

On June 12, 2006, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into an exclusive license agreement with Iowa State University Research Foundation Inc. (“ISURF”) to develop, market and distribute novel synthesized compounds derived from type A-1 polyphenols, which have been linked to insulin sensitivity.

Effective February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into an expanded sponsored research agreement with Iowa State University (ISU). Under terms of the agreement, PhytoMedical will continue to undertake its research at ISURF for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.

The Agreement or parts thereof, is subject to termination at any time by mutual consent.  Any party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

Dartmouth College

On May 25, 2007, the Company entered into a Research Agreement with Dartmouth College (“Dartmouth”), located in Hanover, New Hampshire, in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. Dartmouth grants the Company the option of a world-wide, royalty-bearing exclusive license under Dartmouth Pre-existing Patent Rights and Know-How to make, have made, use and sell in the field of oncology, the products embodying or produced through the use of Dartmouth’s Patent Rights, at reasonable terms and condition as the parties may agree. The Company will reimburse Dartmouth for all costs associated with obtaining and maintaining Dartmouth Pre-existing Patent Rights. Dartmouth also grants the Company the option of a world-wide, royalty-bearing exclusive license under Dartmouth Patent Rights and  Know-How, and Joint Patent Rights, to make, have made, use and sell in the field of oncology, the products embodying or produced through the use of Dartmouth's or joint inventions, at reasonable terms and conditions as the parties may agree.

Plan of Operation

Presently, through contract research organizations, the Company is working to isolate potentially active pharmacological elements in PhytoMedical's first plant derived compound, BDC-03, which has been successful in reducing body fat percentage, increasing lean muscle mass and lowering cholesterol in a study of growing animals.

Additionally, through an expanded sponsored research agreement with ISU, the Company is working towards synthesizing the active components of several polyphenolic compounds found in cinnamon bark and characterizing their beneficial health effects in cell cultures systems, animals and ultimately humans.

Also, through a research agreement with Dartmouth College, the Company is working to synthesize a novel class of antitumour agents with a cytotoxic affinity for cancer cells that are designed to bind more tightly to cancer cell DNA than many conventional anticancer drugs by a process called bis-intercalation or “double binding”.

The Company anticipates that its major shareholder and third parties will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2007, however, if necessary additional funds may be provided by debt or equity financings.

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

Liquidity and Capital Resources

As at June 30, 2007, the Company had a cash balance of $94,446. The Company has financed its operations primarily through cash on hand, through loans from shareholders and through the common stock purchase agreement with Fusion Capital during the six month period ending June 30, 2007.

Net cash flows used in by operating activities was $647,011 for the six month period ending June 30, 2007, compared to net cash flows used of $1,638,324 for the same period in 2006, primarily due to a decrease in operating expenses.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $355,000 for the six months period ending June 30, 2007 compared to $1,930,996 for the same period in 2006. The Company has financed its operations primarily from cash on hand, through loans from shareholders and through the common stock purchase agreement with Fusion Capital.

During the six months ended June 30, 2007, Fusion Capital has purchased 533,091 shares of the Company for total proceeds of $230,000.

Related Party Transactions

Directors Fees:  During the three-month and six-month periods ended June 30, 2007, the Company charged $3,400 (2006: $nil) and $3,400 (2006: $6,300) to operations for director fees incurred for services rendered by directors.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,338,776 as at June 30, 2007, representing unsecured loans of $115,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%) and $150,000 (11.25%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the six months ended June 30, 2007, the Company repaid $25,000 to the director and majority shareholder with the accrued interest of $4,679 and received cash proceed of $150,000 from a promissory note dated May 31, 2007 bearing an interest rate of 11.25% per annum. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of June 30, 2007, amounted to $240,889 and is included in interest payable - related parties.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,666 (2006: $8,513) and $16,855 (2006: $8,513) for the three-month and six-month periods ended June 30, 2007 respectively.

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

None.

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

We have had limited revenues since inception.  In both 2006 and 2005, we had zero revenues. We have not been profitable, experiencing an accumulated loss of $24,403,630 through June 30, 2007. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Continued Control by Existing Management

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of August 13, 2007, our officers and board members own 62% of the 189,714,957 of our outstanding common stock, excluding stock options. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

Liquidity of Shares in Market Place

As of August 13, 2007, one of our directors beneficially owns approximately 62% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

April 4, 2007: PhytoMedical Technologies, Inc., through its wholly owned subsidiary, PolyPhenol Technologies Corporation has entered into an expanded sponsored research agreement with Iowa State University (ISU) to develop, market and distribute novel synthesized compounds derived from type A-1 polyphenols.

May 31, 2007: On May 25, 2007, PhytoMedical Technologies, Inc. entered into a Research Agreement with Dartmouth College in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines.

June 11, 2007: On June 5, 2007, PhytoMedical Technologies, Inc. issued a news release to announce the signing of their first developmental collaboration in the area of cancer research with the renowned Dartmouth College.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of August, 2007.

PhytoMedical Technologies, Inc.

(Registrant)

Date

Signature

Title

August 13, 2007

/s/ Greg Wujek

Director,  President, CEO

Greg Wujek

August 13, 2007

/s/ Harmel S. Rayat

Director, Secretary, Treasurer

Harmel S. Rayat

Chief Financial Officer

Principal Accounting Officer