Form 10QSB
period 2007-09-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2007-11-08
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

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

Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of November 7, 2007, there were 200,398,288 shares of the Issuer’s Common Stock, $0.00001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2007

PART I    FINANCIAL INFORMATION

Interim Unaudited Consolidated Balance Sheet

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

Interim Unaudited Consolidated Statements of Cash Flows

6

Notes to Interim Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

14

Item 3.  Controls and Procedures

24

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Submission of Matters to a Vote of Security Holders

26

Item 5. Other Information

26

Item 6. Exhibits and Reports on Form 8-K

26

Signatures

27

Item 1. Financial Statements

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprises Technologies, Inc.)

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

September 30,
(Expressed in U.S. Dollars)	2007

ASSETS
Current assets
Cash	$3,117,029
Prepaid expenses	641

Total current assets	3,117,670

Property and Equipment, Net (Note 4)	2,650
Intangible asset - License fee (Note 7)	20,000

Total assets	$3,140,320

LIABILITIES
Current
Accounts payable and accrued liabilities	$54,320
Interest payable - related parties (Note 5)	270,539
Promissory notes - related party (Note 5)	1,338,776

Total liabilities	1,663,635

STOCKHOLDERS' EQUITY

Stockholders' Deficiency
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 200,398,288	2,004
Additional paid-in capital	26,231,404
Accumulated other comprehensive income	1
Accumulated deficit	(24,756,724)

Total stockholders' equity	1,476,685

Total liabilities and stockholders' equity	$3,140,320

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and nine months ended September 30, 2007 and 2006
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Expressed in U.S. Dollars)	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

Expenses
Directors fees - related party (Note 5)	-	4,900	3,400	11,200
Investor relations	-	9,421	37,215	849,545
Interest expense - related party	29,651	25,917	81,371	86,487
Other operating expenses	108,480	210,679	448,749	516,581
Research and development costs (Notes 6, 7, 8 and 9)	30,363	190,672	120,325	484,978
Stock based compensation	190,455	556,532	1,169,697	1,026,987
	358,949	998,121	1,860,757	2,975,778

Operating loss	(358,949)	(998,121)	(1,860,757)	(2,975,778)

Other income
Interest income	5,855	4,198	9,028	12,892

Net loss available to common shareholders	$(353,094)	$(993,923)	$(1,851,729)	$(2,962,886)

Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	190,411,696	187,888,012	189,860,919	187,140,867

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the nine months ended September 30, 2007 and year ended December 31, 2006
(Unaudited)

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	Deficiency

Balance, December 31, 2005	185,137,412	$1,851	$17,113,055	$(19,052,426)	-	-	$(1,937,520)

Common stock issued for cash	4,044,454	41	3,165,956	-	-	-	3,165,997

Stock based compensation expenses	-	-	1,443,308	-	-	-	1,443,308

Loss, year ended December 31, 2006	-	-	-	(3,852,569)	(3,852,569)	-	(3,852,569)

					(3,852,569)
Balance, December 31, 2006	189,181,866	1,892	21,722,319	(22,904,995)		-	(1,180,784)

Common stock issued for cash	533,091	5	229,995	-	-	-	230,000

Common stock issued for cash	10,683,331	107	1,910,713	-	-	-	1,910,820

Issuance of warrants on private placement	-	-	1,175,167	-	-	-	1,175,167

Issuance of warrants to broker as commission	-	-	23,513				23,513

Stock based compensation expenses	-	-	1,169,697	-	-	-	1,169,697

Foreign currency translation adjustment					1	1	1

Loss, nine months ended September 30, 2007	-	-	-	(1,851,729)	(1,851,729)	-	(1,851,729)

					$(1,851,728)
Balance, September 30, 2007	200,398,288	$2,004	$26,231,404	$(24,756,724)		$1	$1,476,685

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Formerly Enterprise Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2007 and 2006
(Unaudited)

(Expressed in U.S. Dollars)	2007	2006

Cash flows from (used in) operating activities
Net loss	$(1,851,729)	$(2,962,886)
Adjustments for items not involving cash:
Amortization and depreciation	6,971	7,893
Stock based compensation	1,169,697	1,026,987
Change in non-cash working capital items:
Decrease (Increase) in prepaid expenses	4,147	(6,025)
Increase (Decrease) in accounts payable	(139,707)	7,181
Increase in interest payable - related party	76,692	-
Net cash used in operating activities	(733,929)	(1,926,850)

Cash flows used in investing activities
Additions to property and equipment	-	(1,367)
Additions to intangible assets	-	(20,000)
Net cash used in investing activities	-	(21,367)

Cash flows from (used in) financing activities
Net proceeds from issuance of common stock and warrants	3,339,500	2,630,998
Repayment of loan to stockholder	-	(490,000)
Proceeds from promissory notes	125,000	-
Net cash provided by financing activities	3,464,500	2,140,998

Effect on foreign exchange rate	1	-

Increase in cash	2,730,572	192,781

Cash, beginning of period	386,457	63,770
Cash, end of period	$3,117,029	$256,551

Supplemental disclosure of cash flow information:
Interest paid in cash	$4,705	$52,564
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The Company, together with its subsidiaries, is an early stage research based pharmaceutical company focused on the identification, acquisition, development and eventual commercialization of pharmaceutical and nutraceutical compounds and formulations.

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

To meet these objectives, the Company has arranged with Mr. Harmel S. Rayat, Chief Financial Officer, Director and majority shareholder of the Company a loan amount up to $2,500,000. Proceeds from the loan, which will be drawn down on an “as needed basis” at a rate of prime plus 3%, will fund the Company’s research and development plans, ongoing expenses for salaries, legal and accounting fees and a comprehensive investor relations and branding program, as well as for working capital and other contingencies. On September 25, 2007, the Company also completed a private placement of the sale of 10,683,331 units at a price of $0.30 per Unit or $3,205,000 in the aggregate.  Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of PhytoMedical Technologies, Inc. and Subsidiaries, include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position as of September 30, 2007 and the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2006 Annual Report on Form 10-KSB.

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

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at September 30, 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator - net loss available to
common stockholders	$(353,094)	$(993,923)	$(1,851,729)	$(2,962,886)

Denominator - weighted average number
of common shares outstanding	190,411,696	187,888,012	189,860,919	187,140,867

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Note 4 – Equipment

2007

Computer equipment	$2,293
Office equipment	19,613
21,906
Less: accumulated depreciation	(19,256)
$2,650

Depreciation expenses charged to operations for the three-month and nine-month periods ended September 30, 2007 were $2,324 (2006: $2,686) and $6,971 (2006: $7,893), respectively.

Note 5 - Related Party Transactions

Directors Fees:  During the three-month and nine-month periods ended September 30, 2007, the Company charged $nil (2006: $4,900) and $3,400 (2006: $11,200) to operations for director fees incurred for services rendered.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,338,776 as at September 30, 2007, representing unsecured loans of $115,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%) and $150,000 (11.25%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the nine months ended September 30, 2007, the Company repaid $25,000 to the director and majority shareholder with the accrued interest of $4,679 and received cash proceed of $150,000 from a promissory note dated May 31, 2007 bearing an interest rate of 11.25% per annum. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of September 30, 2007, amounted to $270,539 and is included in interest payable - related parties.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $9,281 (2006: $8,590) and $26,136 (2006: $17,103) for the three-month and nine-month periods ended September 30, 2007 respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and majority shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. MicroChannel Technologies Corporation and International Energy, Inc.

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

USDA's Agricultural Research Service (ARS) and Iowa State University (ISU)

On December 1, 2004, PolyPhenol Technologies Corporation (“PolyPhenol”), a wholly owned subsidiary of the Company, entered into a three year, three-way Cooperative Research and Development Agreement (“CRADA”) with the USDA's Agricultural Research Service (“ARS”) and Iowa State University (“ISU”). PolyPhenol committed to providing $666,366 in research funding to the ARS and $186,865 to ISU.

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

As at September 30, 2007, the Company paid and accrued in total of $208,195 as per agreement with ISU.

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

As of September 30, 2007, the Company paid in total of $20,000 for the license fee and $31,223 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

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

As at September 30, 2007, the Company paid and accrued in total of $69,958 as per the two agreements with Ricerca.

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

As of September 30, 2007, the Company paid in total of $16,375 for research expenses as per agreement with Dartmouth.

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

During the three-month and nine-month periods ended September 30, 2007, Fusion Capital has purchased nil (2006: 386,478) and 533,091 (2006: 2,855,342) shares of the Company for total proceeds of $nil (2006: $210,002) and $230,000 (2006: $2,630,998) respectively.

On September 25, 2007, the Company completed a private placement of the sale of 10,683,331 units (the "Units") at a price of $0.30 per Unit (the "Unit Issue Price") or $3,205,000 in the aggregate. The Units were offered and sold to accredited investors (the “Investors”) as defined in Regulation D as promulgated under the Securities Act of 1933, as amended.

Each Unit consisted of one share (collectively, the “Unit Shares”) of the Company’s common stock and one Class A Callable Warrant to purchase a share of common stock at $0.40 per share for a period of three years from the date of issuance (the “Warrants”).  The Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Warrants, for resale by the Investors.

The Warrants are callable if the Company’s common stock trades at a price of $0.70 or higher for 10 consecutive trading days on the OTCBB. If the Company has not filed and caused to be declared effective a “Registration Statement” within one year of the original issuance date of this Warrant, covering the resale of the Warrant Shares issuable upon the exercise of this Warrant, the warrant holder, at its option, may exercise this Warrant in a cashless exercise transaction.

The Company paid the agent the following:

(a) $10,000 as a non-accountable expense fee;

(b) $85,500 as cash commissions related to the sale of the Units; and

(c) a warrant to purchase up to 213,750 shares at a price of $0.40 having the same terms and conditions as the Warrants.

Note 11 - Stock Options

As of September 30, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term	value

Outstanding, December 31, 2005	9,275,000	$0.68
Granted	4,250,000	0.89
Cancelled	(2,250,000)	1.22
Outstanding, December 31, 2006	11,275,000	0.65
Cancelled	(9,275,000)	0.68
Outstanding, September 30, 2007	2,000,000	0.52	8.84 years	$-

Exercisable at September 30, 2007	-

Available for grant at September 30, 2007	20,275,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The changes of the amount is based on the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the periods ended September 30 is as follows:

		Fair value
	Shares	per share

Outstanding at December 31, 2005	-	-
Granted during 2006	4,250,000	0.83
Cancelled during 2006	(2,250,000)	1.15
Outstanding at December 31, 2006 and September 30, 2007	2,000,000	0.48

During the three-month and nine-month periods ended September 30, 2007, compensation expenses of $190,455 (2006: $556,532) and $1,169,697 (2006: $1,026,987) respectively were recognized for options previously granted. As of September 30, 2007, the Company had $244,950 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of one year.

The options outstanding and exercisable as of September 30, 2007 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

$0.52	2,000,000	8.84	$0.52	-	-

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 12 - Warrants

As of September 30, 2007, there were 10,897,081 warrants outstanding (Note 10). Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.40 per share until September 25, 2010. The fair value of the 10,897,081 warrants issued on September 25, 2007 was $1,198,680 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.09%
Expected life of the conversion feature in years	3.0 years
Expected volatility	86.45%
Dividend per share	$0.00

The Warrants are callable if the Company’s common stock trades at a price of $0.70 or higher for 10 consecutive trading days on the OTCBB. If the Company has not filed and caused to be declared effective a “Registration Statement” within one year of the original issuance date of this Warrant, covering the resale of the Warrant Shares issuable upon the exercise of this Warrant, the warrant holder, at its option, may exercise this Warrant in a cashless exercise transaction.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine months ending September 30, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

We are an early stage research based pharmaceutical company focused on the identification, acquisition, development and eventual commercialization of pharmaceutical and nutraceutical compounds and formulations.  Along with our wholly-owned subsidiary, PolyPhenol Technologies Corporation, we are undertaking research efforts targeting diabetes and cancer.

Diabetes Research

Through a sponsored research agreement with Iowa State University (“ISU”), we are working to synthesize certain insulin enhancing (or mimetic) compounds isolated and characterized from cinnamon bark over a ten year period by a team of USDA Agricultural Research Service scientists.  These compounds increase insulin sensitivity by activating key enzymes that stimulate insulin receptors while inhibiting the enzymes that deactivate them.

The primary objectives of our research are to synthesize the active compounds found in cinnamon and characterize their beneficial health effects in cell cultures systems, animals, and ultimately humans. Once active compounds have been synthesized, characterized and tested, we intend to apply for patents for the synthesis and use of such synthetic compounds. Our goal is to develop a pharmacologically approved product that could be ingested orally.

Cancer Research

Pursuant to PhytoMedical’s sponsored research agreement with Dartmouth College (“Dartmouth”), we are working to synthesize a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.  Following the preparation of starting materials, researchers will work towards designing and synthesizing new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines will be tethered to the DNA with both flexible and semi-rigid linking chains.  If successfully synthesized, the compounds will be submitted for evaluation in human cancer cell lines.

Depending on research outcomes, our plans are to fund various in vitro (test tube) and in vivo (animal) experiments that will involve the use of several commercially available human cancer cell lines covering key areas of concern such as glioblastoma (tumors related to the central nervous system, including but not limited to the brain, spinal cord and optic nerve), small cell lung, breast, kidney, pancreatic, and liver cancers.  Our goal, based on the results of both the in vitro and in vivo tests, will involve identification of the key compound(s) that demonstrated the greatest anti-cancer activity per human cancer cell line.

Cachexia and Obesity Research

On August 7, 2007, our subsidiary, PhytoMedical Technologies Corporation, provided 60-days notice of termination of its exclusive worldwide licensing agreement with New York University for certain patented inventions related to pharmacologically active elements of a muira puama plant extract and ion channel modulators from natural sources, thereby discontinuing our previous obesity and cachexia research efforts.

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

Cooperative Research and License Agreements

Iowa State University (ISU)

On February 1, 2007, through our wholly owned subsidiary, PolyPhenol Technologies Corporation, we entered into an expanded sponsored research agreement with ISU. Under terms of the agreement, PhytoMedical will continue to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.

Contractual Obligations to ISU:

Year 1: $62,251 to ISU in four equal quarterly installments, the first of which is due within 30 days of signing of the sponsored research agreement, the second of which is due to ISU 3 months from the previous payment;

Year 2: $70,295 to ISU in four equal quarterly installments, the first of which is due to ISU 3 months from the previous payment; and

Year 3: $72,140 to ISU in four equal quarterly installments, the first of which is due to ISU 3 months from the previous payment.

All rights, title, and interest in any subject invention made solely by us are owned by us, solely by ISU are owned by ISU, owned jointly by the two parties if made by any of the parties. The agreement or parts thereof, is subject to termination at any time by mutual consent.  Any party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

As at September 30, 2007, the Company paid and accrued in total of $208,195 as per agreement with ISU.

License Agreement

On June 12, 2006, through our wholly owned subsidiary, PolyPhenol Technologies Corporation, we entered into an exclusive license agreement with Iowa State University Research Foundation (“ISURF”) to develop, market and distribute novel synthesized compounds derived from type A-1 polyphenols, which have been linked to insulin sensitivity by the USDA's Agricultural Research Service.

Under terms of the agreement, we have to pay to ISURF license fees of $320,000, of which $20,000 is payable (paid) within 30 days of execution of the agreement, $50,000 is payable upon completion of the first successful Phase 2 clinical trial and the remaining $250,000 is payable upon first approval by the regulatory authority on new drug application. In addition, ISURF will receive royalty payments equal to 5% on the net sales of products, except that 3% will apply on the net sales of pharmaceutical products. We will pay a minimum annual royalty of $20,000, $50,000 and $100,000 in calendar years 2010, 2011, 2012 and onwards, respectively. We also have to reimburse ISURF the costs incurred for filing, prosecuting and maintaining the licensed patents together with 15% of the said costs, not exceeding $10,000, as the administration fee. We will administrate the development, regulatory approval and commercialization of the compounds and pursue future collaborative arrangements.

As of September 30, 2007, we paid an aggregate of $20,000 for the license fee and $31,223 for reimbursement of the patent costs and research expenses as per our agreement with ISURF.

Dartmouth Agreement

Pursuant to PhytoMedical’s sponsored research agreement with Dartmouth, we are working to synthesize a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell.  Previous studies conducted by Dartmouth using a mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.  Following the preparation of starting materials, researchers will work towards designing and synthesizing new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines are tethered with both flexible and semi-rigid linking chains to the DNA.  The compounds will be submitted for evaluation in human cancer cell lines.

Depending on research outcomes, our plans are to fund various in vitro (test tube) and in vivo (animal) experiments that will involve the use of several commercially available human cancer cell lines covering key areas of concern such as glioblastoma (tumors related to the central nervous system, including but not limited to the brain, spinal cord and optic nerve), small cell lung, breast, kidney, pancreatic, and liver cancers.  Our goal, based on the results of both the in vitro and in vivo tests, will involve identification of the key compound(s) that demonstrated the greatest anti-cancer activity per human cancer cell line.

Dartmouth granted us the option of a world-wide, royalty-bearing exclusive license to make, have made, use and sell in the field of oncology, the products embodying or produced through Dartmouth’s previous and future patents and through any joint-inventions related to the agreement, at reasonable terms and conditions as the parties may agree. We will reimburse Dartmouth for all costs associated with obtaining and maintaining Dartmouth’s pre-existing patents related to the subject technology.

As of September 30, 2007, the Company paid in total of $16,375 for research expenses as per agreement with Dartmouth.

Plan of Operation

Presently, through an expanded sponsored research agreement with ISU, the Company is working towards synthesizing the active components of several polyphenolic compounds found in cinnamon bark and characterizing their beneficial health effects in cell cultures systems, animals and ultimately humans.

Also, through a research agreement with Dartmouth, the Company is synthesizing and testing a novel class of antitumour agents with a cytotoxic affinity for cancer cells that are designed to bind more tightly to cancer cell DNA than many conventional anticancer drugs by a process called bis-intercalation or “double binding”.

The Company anticipates that its major shareholder and third parties will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2007, however, if necessary, additional funds may be provided by debt or equity financings.

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

Liquidity and Capital Resources

As at September 30, 2007, the Company had a cash balance of $3,117,029. The Company has financed its operations primarily through cash on hand, through loans from shareholders, through a private placement and through the common stock purchase agreement with Fusion Capital during the nine month period ending September 30, 2007.

Net cash flows used in by operating activities was $733,929 for the nine month period ending September 30, 2007, compared to net cash flows used of $1,926,850 for the same period in 2006, primarily due to a decrease in operating expenses and investor relations expenses.  The Company intends to seek additional funds from shareholders and third parties to finance the Company’s operations.

Net cash provided by financing activities was $3,464,500 for the nine months period ending September 30, 2007 compared to $2,140,998 for the same period in 2006. The Company has financed its operations primarily from cash on hand, through loans from shareholders, through a private placement and through the common stock purchase agreement with Fusion Capital.

During the nine months ended September 30, 2007, Fusion Capital has purchased 533,091 shares of the Company for total proceeds of $230,000.

Related Party Transactions

Directors Fees:  During the three-month and nine-month periods ended September 30, 2007, the Company charged $nil (2006: $4,900) and $3,400 (2006: $11,200) to operations for director fees incurred for services rendered.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,338,776 as at September 30, 2007, representing unsecured loans of $115,000 (8.25%), $323,776 (8.50%), $750,000 (8.50%) and $150,000 (11.25%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the nine months ended September 30, 2007, the Company repaid $25,000 to the director and majority shareholder with the accrued interest of $4,679 and received cash proceed of $150,000 from a promissory note dated May 31, 2007 bearing an interest rate of 11.25% per annum. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of September 30, 2007, amounted to $270,539 and is included in interest payable - related parties.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $9,281 (2006: $8,590) and $26,136 (2006: $17,103) for the three-month and nine-month periods ended September 30, 2007 respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and majority shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. MicroChannel Technologies Corporation and International Energy, Inc.

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

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $3,869,499 and $4,261,079, respectively, during the past two fiscal years of operation.  As a result, at September 30, 2007, we had an accumulated deficit of $24,756,724.  We had no revenues during the last three fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful commercialization of products, if any, derived from our ongoing research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

We Currently Do Not Have, And May Never Develop, Any Commercialized Products.

We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last three years in the identification, research and development of pharmaceutical and nutraceutical technologies. The technologies, which are the subject of our ongoing research programs, will require additional research, development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Our efforts may not lead to commercially successful products for a number of reasons, including:

•

we may not be able to obtain regulatory approvals or the approved indication may be narrower than we seek;

•

our technologies or products, if any, derived from our research and development efforts may not prove to be safe and effective in clinical trials;

•

physicians may not receive any reimbursement from third-party payors, or the level of reimbursement may be insufficient to support widespread adoption of any products derived from our research and development efforts;

•

any products that may be approved may not be accepted in the marketplace by physicians or patients;

•

we may not have adequate financial or other resources to complete the development and commercialization of products derived from our research and development efforts;

•

we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•

rapid technological change may make our technologies and products derived from those technologies obsolete.

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2006, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2007, we had a working capital of $1,454,035. We have an operating cash flow deficit of $733,929 for the nine months ended September 30, 2007, and have sustained operating cash flow deficits of $2,331,943 in 2006 and $2,117,231 in 2005. In September 2007, we received net proceeds of $3,109,500 from the Private Placement. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities through the end of 2008, any expansion, acceleration or continuation of such activities (beyond 2008) will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

The Success Of Our Research And Development Program Is Uncertain And We Expect To Be Engaged In Research And Development Efforts For A Considerable Period Of Time Before We Will Be In A Position, If Ever, To Develop And Commercialize Products Derived From Our Research Program.

We intend to continue with our research and development programs through at least 2008.  There is no assurance that such activities will ultimately lead to development of commercially viable technologies or potential products derived from such technologies. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations.  If our research and development requires more funding than we anticipate, then we may have to reduce technological development efforts or seek additional financing. There can be no assurance that we will be able to secure any necessary additional financing or that such financing would be available to us on favorable terms. Additional financings could result in substantial dilution to existing stockholders. There is no assurance that, even upon completion of our research program, we will ever be able to commercialize products, if any, derived from our research efforts or that we will be able to generate any revenues from operations.

Our Research And Development Program Is In The Preliminary Development Stage And The Results We Attain May Not Prove To Be Adequate For Purposes of Developing and Commercializing Any Products Or Otherwise To Support A Profitable Business Venture.

Our research program is targeting a new technology for diabetes that may improve the efficiency of insulin and an early stage technology for cancer which could have a ‘cytotoxic’ or poisonous effect on cancer cells.  This program is still in its early phases and we will require significant further research, development, testing and regulatory approvals and significant additional investment before we will be in a position to attempt to commercialize products derived from our research and development program.

There can be no assurances that our early stage research will be successful. The ultimate results of our ongoing research program may demonstrate that the technologies being researched by us, both with respect to a compound targeting diabetes and a compound targeting cancer, may be ineffective, unsafe or unlikely to receive necessary regulatory approvals. If such results are obtained, we will be unable to create marketable products or generate revenues and we may have to cease operations.

We have not submitted any products or any technologies that are the subject of, or result from, our research and development activities for regulatory approval or clearances. Even if our research is successful, the process of obtaining necessary U.S. Food and Drug Administration (“FDA”) approvals or clearances can take years and is expensive and full of uncertainties. Additionally, approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, labeling and promotion of medical products.  Compliance with such regulations may prove to be costly and may limit our ability to attain profitable operations.

We Will Not Directly Conduct Any Of Our Research And Development Activities And Therefore We Will Have Minimal Control Over Such Research.

We will rely primarily on ISU, Dartmouth, and third party contract research organizations, to conduct, monitor and assess our research.  We will have no control over the specifics of, and possible direction that the research may take.  Accordingly, there can be no assurance that such organizations will conduct our research in a manner that will lead to the commercialization of any products.

We are also dependent upon the services of certain key collaborating scientific personnel who are not employed by us, including the principal investigator with respect to our ongoing research related to cancer. The loss of this investigator’s services could have a materially adverse effect on us, unless a qualified replacement could be found. We have no control over whether our principal investigators or other scientific personnel will choose to remain involved with our projects. Since these individuals are not bound by contract to us nor employed by us directly, they might move on to other research.

We Are Subject To Substantial Government Regulation Which Could Materially Adversely Affect Our Business.

We have yet to develop any products for submission for regulatory approval. Any such products submitted for approval must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring any products to market; and, we cannot guarantee that approval will be granted. The pre-marketing approval process can be particularly expensive, uncertain and lengthy. A number of products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

Delays in obtaining, or the rejection of necessary approvals by the FDA or other government entity may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States. In the United States more stringent FDA oversight in product clearance and enforcement activities could result in our experiencing longer approval cycles, more uncertainty, greater risk and significantly higher expenses. Even if regulatory approval is granted, this approval may entail limitations on uses for which any such product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market any products, based on our research and development program for broader or different applications or to market updated products that represent extensions of any such products.  In addition, we may not receive FDA approval to export products in the future, and countries to which products are to be exported may not approve them for import.

 Any manufacturing facilities would also be subject to continual review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with any of our research and development efforts or products, if any, derived from such research and development, or facilities may result in marketing, sales and manufacturing restrictions, being imposed, as well as possible enforcement actions.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to our research and development programs and products, if any, derived from such research.  It is possible that the FDA will issue additional regulations further restricting the sale of products based on our underlying research and development activities. Any change in legislation or regulations that govern the review and approval process relating to our future products, if any, could make it more difficult and costly to obtain approval, or to produce, market, and distribute such products even if approved.

We May Be Required To Comply With Rules Regarding Animal Testing Which May Limit the Success of Our Research And Development Program.

Our research and development efforts involve laboratory animals. We may be adversely affected by changes in laws, regulations or accepted procedures applicable to animal testing or by social pressures that would restrict the use of animals in testing or by actions against our collaborators or us by groups or individuals opposed to such testing.

We May Be Liable For Contamination Or Other Harm Caused By Materials That We Handle And Changes In Environmental Regulations Could Cause Us To Incur Additional Expense.

Our research and development programs do not generally involve the handling of potentially harmful biological materials or hazardous materials, but they may occasionally do so. We, ISU, Dartmouth and our contract research organizations are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

Even If We Were To Obtain Regulatory Approval In The Future For Any Products Derived From Our Ongoing Research Efforts, We Currently Lack Sales and Marketing Experience and Will Need To Rely On Third Parties For Such Services.

Our ability to achieve profitability is dependent in part on ultimately obtaining regulatory approvals for products, if any, that are derived from our research and development efforts and then entering into agreements for the commercialization of any such products. There can be no assurance that such regulatory approvals will be obtained or such agreements will be entered into. The failure to obtain any such necessary regulatory approvals or to enter into any such necessary agreements could delay or prevent us from achieving profitability and would have a material adverse effect on the business, financial position and results of our operations. Further, there can be no assurance that our operations will become profitable even if products, if any, that are derived from our research and development efforts, are commercialized.

If FDA and other approvals are eventually obtained with respect to any products derived from our research and development efforts and submitted for approval, we expect to market and sell such products through distribution, co-marketing, co-promotion or sublicensing arrangements with third parties.  We have no experience in sales, marketing or distribution of pharmaceutical or nutraceutical products and our current management and staff is not trained in these areas.  To the extent that we enter into distribution, co-marketing, co-promotion or sublicensing arrangements for the marketing and sale of any such products, any revenues received by us will be dependent on the efforts of third parties.  If any of such parties were to breach or terminate their agreement with us or otherwise fail to conduct marketing activities successfully and in a timely manner, the commercialization of any products derived from our research and development efforts would be delayed or terminated.

We May Not Be Able To Attract And Retain Qualified Personnel Either As Employees Or As Consultants And, Without Such Personnel We May Not Be Successful In The Commercialization Of The Results Of Our Ongoing Research And Development Efforts.

Competition for qualified employees among companies in the pharmaceutical and nutraceutical industries is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. Our present management has no clinical or other experience in the development of pharmaceutical and nutraceutical products. Attracting desirable employees will require us to offer competitive compensation packages, including stock options. In order to successfully complete our research and development efforts and to commercialize the results of such efforts or the products, if any, derived from our research and development program, we must substantially expand our personnel, particularly in the areas of clinical trial management, regulatory affairs, business development and marketing. There can be no assurance that we will be successful in hiring or retaining qualified personnel. Managing the integration of new personnel and our growth generally could pose significant risks to our development and progress. The addition of such personnel may result in significant changes in our utilization of cash resources and our development schedule.

We Expect To Operate In A Highly Competitive Market; We May Face Competition From Large, Well-Established Companies With Significant Resources, And Against Which We May Not Be Able To Compete Effectively.

Our commercial success will depend on our ability and the ability of our sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than any products derived from our research and development efforts or that would render such products obsolete and non-competitive.

The pharmaceutical and nutraceutical industries are characterized by intense competition, rapid product development and technological change. Most of the competition that we encounter will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any we may develop.

These companies may enjoy numerous competitive advantages, including:

•

significantly greater name recognition;

•

established relations with healthcare professionals, customers and third-party payors;

•

established distribution networks;

•

additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•

greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and

•

greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

We May Become Subject To Claims Of Infringement Or Misappropriation Of The Intellectual Property Rights Of Others, Which Could Prohibit Us From Commercializing Products Based On Our Research And Development Program, Require Us To Obtain Licenses From Third Parties Or To Develop Non-Infringing Alternatives, And Subject Us To Substantial Monetary Damages And Injunctive Relief.

We do not have any patents regarding any of our research and development activities. We may not be able to assert any rights, under our sponsored research agreements, to any patents held by ISURF or Dartmouth. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current research and development program or future products, if any, derived from our research and development program. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties.

Any infringement or misappropriation claim could cause us to incur significant costs, could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from continuing our research and development activities and from marketing or selling products, if any, derived from our research efforts unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to commercialize any products. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

Failure To Obtain Third Party Reimbursement For Products, If Any, Derived From Our Research And Development Efforts Could Limit Our Potential Revenue.

In the United States, success in obtaining payment for a new product from third parties, such as insurers, depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services, as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. If we are unable to obtain favorable third party reimbursement and patients are unwilling or unable to pay for such products or services out-of-pocket, it could limit our revenue and harm our business.

Mr. Harmel S. Rayat, Our Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer, And  Director, Is Able To Substantially Influence All Matters Requiring Approval By Our Stockholders, Including The Election Of Directors.

As of November 7, 2007, Mr. Harmel S. Rayat, beneficially owned approximately 59% of our outstanding common stock. Even if all of the warrants are exercised, Mr. Rayat would still own approximately 56% of our then issued and outstanding shares of our common stock. Accordingly, he will be able to substantially influence all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our Board of Directors.

We Rely On Management, The Loss Of Whose Services Could Have A Material Adverse Effect On Our Business.

We rely upon the services of our Board of Directors and management, in particular those of our President and Chief Executive Officer, Mr. Greg Wujek, and those of our Chief Financial Officer, Mr. Harmel Rayat; the loss of the services of either Mr. Wujek or Mr. Rayat, could have a material adverse affect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our directors and management, or attract other qualified personnel, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

Other than our employment agreement with our President, Mr. Greg Wujek, we currently have no employment agreements with any of our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us. Our officers and directors are also officers, directors and employees of other companies, and we may have to compete with such other companies for their time, attention and efforts.

Except for Mr. Wujek, who is employed on a full time basis by us, none of our officers and directors is expected to spend more than approximately five (5%) of their time on our business affairs.  We do not maintain key man insurance on any of our directors or officers.

Our Stock Price Historically Has Been And May Continue To Be Highly Volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, many of which are beyond our control, include, in addition to other risk factors described in this section, the announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and general economic, industry and market conditions may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by our stockholders  (including the Selling Stockholders pursuant to this prospectus) and by us, and subsequent sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources. To the extent our stock price fluctuates and/or remains low, it could cause you to lose some or all of your investment and impair our ability to raise capital through the offering of additional equity securities.

Our Common Shares Are Thinly Traded, So You May Be Unable To Sell At Or Near Ask Prices Or At All If You Need To Sell Your Shares To Raise Money Or Otherwise Desire To Liquidate Your Shares.

Our common shares have historically been sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of September 30, 2007, our average trading volume per day for the past three months was 43,863 shares a day with a high volume of 192,800 shares traded (September 4, 2007) and a low of volume of 2,000 shares traded (July 5, 2007). This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The Trading Price Of Our Common Stock May Not Reflect Its Value.

The trading price of our common stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general conditions in the biopharmaceutical industry, market demand for our common stock, various other events or factors both in and out of our control. In addition, the sale of our common stock into the public market upon the effectiveness of this registration statement could put downward pressure on the trading price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

Our Common Stock Is A Penny Stock And Because “Penny Stock” Rules Will Apply, You May Find It Difficult To Sell The Shares Of Our Common Stock You Acquired In This Offering.

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a “penny stock” is a common stock that is not listed on a national securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the U.S. Securities & Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stock and you are likely to have difficulty selling your shares.

We Do Not Intend To Pay Dividends For The Foreseeable Future.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase the shares offered by us pursuant to this prospectus.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

September 18, 2007: On September 12, 2007, Mr. Rick A. Henson resigned from the Company's Board of Directors for personal and professional reasons.

September 25, 2007: On September 25, 2007, PhytoMedical Technologies, Inc. completed a $3,205,000 private placement for which Palladium Capital, LLC acted as the exclusive placement agent.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 7th day of November, 2007.

PhytoMedical Technologies, Inc.

(Registrant)

Date

Signature

Title

November 7, 2007

/s/ Greg Wujek

Director,  President, CEO

Greg Wujek

November 7, 2007

/s/ Harmel S. Rayat

Director, Secretary, Treasurer

Harmel S. Rayat

Chief Financial Officer

Principal Accounting Officer