Form 10KSB
period 2007-12-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2008-03-31
CIK 1002422

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Title of Each Class

Common Stock, $0.00001 par value per share

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 24, 2008: $22,365,941

Number of shares of Common Stock, $0.00001 par value, outstanding as of March 24, 2008: 200,398,290.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

32

Item 8a.

Controls and Procedures

32

Item 8b.

Other information

32

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

33

Item 10.

 Executive Compensation

34

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

36

and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

36

Item 13.  Exhibits

37

Item 14.  Principal Accountant Fees and Services

37

 Signatures

39

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2007, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Diabetes Research

Through a sponsored research agreement with Iowa State University (“ISU”), we are working to synthesize certain insulin enhancing (or mimetic) compounds isolated and characterized from cinnamon bark over a ten year period by a team of United States Department of Agriculture (“USDA”) Agricultural Research Service (“ARS”) scientists.  These compounds increase insulin sensitivity by activating key enzymes that stimulate insulin receptors while inhibiting the enzymes that deactivate them.

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

Cancer Research

Pursuant to PhytoMedical’s sponsored research agreement with Dartmouth College (“Dartmouth”), we are synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.  Following the preparation of starting materials, researchers will design, synthesize and test new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines will be tethered to the DNA with both flexible and semi-rigid linking chains.  If successfully synthesized, the compounds will be submitted for evaluation in human cancer cell lines.

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

Cooperative and License Agreements

Iowa State University

On February 1, 2007, through our wholly owned subsidiary, PolyPhenol Technologies Corporation, we entered into an expanded sponsored research agreement with ISU. Under terms of the agreement, PhytoMedical will continue to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.

Contractual Obligations to ISU:

Year 1: $62,251 to ISU in four equal quarterly installments , the first of which is due within 30 days of signing of the sponsored research agreement, the second of which is due to ISU 3 months from the previous payment;

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

As at December 31, 2007, we had paid a total of $208,362 under the terms of our agreement with ISU.

License Agreement

On June 12, 2006, through our wholly owned subsidiary, PolyPhenol Technologies Corporation, we entered into an exclusive license agreement with ISU’s Iowa State University Research Foundation Inc. (“ISURF”) to develop, market and distribute novel synthesized compounds derived from type A-1 polyphenols, which have been linked to insulin sensitivity by the USDA's Agricultural Research Service.

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

As of December 31, 2007, we paid an aggregate of $20,000 for the license fee and $31,223 for reimbursement of the patent costs and research expenses as per our agreement with ISURF.

Dartmouth Agreement

Pursuant to PhytoMedical’s sponsored research agreement with Dartmouth, we are synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell.  Previous studies conducted by Dartmouth using a mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.  Following the preparation of starting materials, researchers will design, synthesize and test new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines will be tethered to the DNA with both flexible and semi-rigid linking chains.  The compounds will be submitted for evaluation in human cancer cell lines.

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

As of December 31, 2007, we paid in total of $45,750 for research expenses as per our agreement with Dartmouth.

Employees

At December 31, 2007, the Company employed 1 full-time person and 2 part-time persons. All of our research and development activities are provided on our behalf by scientists and others employed governmental agencies and academic institutions with which we have agreements or by third party providers.  To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $2,190,390 and $3,869,499, respectively, during the past two fiscal years of operation.  As a result, at December 31, 2007, we had an accumulated deficit of $25,060,356.  We had no revenues during the last two fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful commercialization of products, if any, derived from our ongoing research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

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

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2007, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2007, we had a working capital surplus of $1,190,007.  In September 2007, we received net proceeds of $3,109,500 from a private placement. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities through the end of 2008, any expansion, acceleration or continuation of such activities (beyond 2008) will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

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

Our research program is targeting a new technology for diabetes that may improve the efficiency of insulin and an early stage technology for cancer which could have a ‘cytotoxic’ or poisonous effect on cancer cells.  These programs are still in their early phases and we will require significant further research, development, testing and regulatory approvals and significant additional investment before we will be in a position to attempt to commercialize products derived from our research and development programs.

There can be no assurances that our early stage research will be successful. The ultimate results of our ongoing research programs may demonstrate that the technologies being researched by us, both with respect to a compound targeting diabetes and a compound targeting cancer, may be ineffective, unsafe or unlikely to receive necessary regulatory approvals. If such results are obtained, we will be unable to create marketable products or generate revenues and we may have to cease operations.

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

As of March 24, 2008, Mr. Harmel S. Rayat, beneficially owned approximately 59% of our outstanding common stock. Accordingly, he will be able to substantially influence all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our Board of Directors.

We Rely On Management, The Loss Of Whose Services Could Have A Material Adverse Effect On Our Business.

We rely upon the services of our Board of Directors and management, in particular those of our President and Chief Executive Officer, Mr. Greg Wujek, and those of our Chief Financial Officer, Mr. Harmel Rayat; the loss of the services of either Mr. Wujek or Mr. Rayat could have a material adverse affect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our directors and management, or attract other qualified personnel, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

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

Our Common Stock Is A Penny Stock And Because “Penny Stock” Rules Will Apply, You May Find It Difficult To Sell The Shares Of Our Common Stock You Acquired.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2007. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "PYTO". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2006

$1.54

$0.96

Second Quarter 2006

$1.34

$0.63

Third Quarter 2006

$0.63

$0.38

Fourth Quarter 2006

$0.88

$0.39

First Quarter 2007

$0.55

$0.36

Second Quarter 2007

$0.50

$0.32

Third Quarter 2007

$0.50

$0.27

Fourth Quarter 2007

$0.47

$0.28

January 1, 2008 – March 24, 2008

$0.42

$0.21

As of March 24, 2008, there were approximately 296 stockholders of record of the Company's Common Stock.

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

Overview

We are an early stage research based pharmaceutical company focused on the identification, acquisition, development and eventual commercialization of pharmaceutical and nutraceutical compounds and formulations. Along with our wholly-owned subsidiary, PolyPhenol Technologies Corporation, we are engaged in research efforts targeting diabetes and cancer.

Currently, through a sponsored research agreement with Iowa State University, we are working to synthesize certain insulin enhancing (or mimetic) compounds isolated and characterized from cinnamon bark over a ten year period by a team of USDA Agricultural Research Service scientists.  These compounds increase insulin sensitivity by activating key enzymes that stimulate insulin receptors while inhibiting the enzymes that deactivate them.

In addition, pursuant to PhytoMedical’s sponsored research agreement with Dartmouth College, we are synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell, thereby stopping the replication of the DNA, which in turn precludes the growth of the cancer cells and should ultimately lead to their demise.

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended December 31, 2007 and December 31, 2006.

General and Administrative Expenses:  During 2007, the Company incurred $2,043,211 in general and administrative expenses, a decrease of 39% over 2006 expenses of $3,322,303.  The decrease is primarily attributable to decreases in research and development and the investor relations expenses.

Interest Income:  Interest income was $35,029 and $16,930 for the years ended December 31, 2007, and 2006, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of December 31, 2007, the Company's accumulated deficit was $25,060,356 and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended December 31, 2007, the Company recorded a net loss of $2,155,361, a decrease of 44%, compared to a net loss of $3,852,569 for the same period in 2006. The decrease is primarily attributable to decreases in research and development and the investor relations expenses.

Liquidity and Capital Resources

At December 31, 2007, the Company had a cash balance of $2,434,230 compared to a cash balance of $386,457 at December 31, 2006.

During 2007, the Company used $1,074,205 of net cash from operating activities, a decrease of 54%, as compared to net cash flows used by operating activities of $2,331,943 in 2006, primarily due to decreases in net loss and accounts payable.

Net cash flows used in investing activities was $3,747 for 2007, compared to $21,367 for 2006, due to a license fee in 2006.

Net cash provided by financing activities was $3,125,724 for 2007 compared to $2,675,997 for 2006. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, through the common stock purchase agreement with Fusion Capital and through a private placement.

During the year ended December 31, 2007, Fusion Capital has purchased 533,091 (2006: 2,855,342) shares of the Company for total proceeds of $230,000 (2006: $2,630,998).

Plan of Operation

Currently, through a sponsored research agreement with ISU we are working to synthesize certain insulin enhancing (or mimetic) compounds isolated and characterized from cinnamon bark over a ten year period by a team of USDA Agricultural Research Service scientists.  These compounds increase insulin sensitivity by activating key enzymes that stimulate insulin receptors while inhibiting the enzymes that deactivate them.

In addition, pursuant to PhytoMedical’s sponsored research agreement with Dartmouth, we are synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA, the blueprint of life for the cancer cell, thereby stopping the replication of the DNA, which in turn precludes the growth of the cancer cells and should ultimately lead to their demise.

In September 2007, we received net proceeds of $3,109,500 from a private placement. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities through the end of 2008, any expansion, acceleration or continuation of such activities (beyond 2008) will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

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

Related Party Transactions

Directors Fees:  During the year ended December 31, 2007, the Company charged $3,400 (2006: $18,300) to operations for director fees incurred for services rendered.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,000,000 as at December 31, 2007, representing unsecured loans of $250,000 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the year ended December 31, 2007, the Company repaid $363,776 to the director and majority shareholder with the accrued interest of $58,109 and received cash proceed of $150,000 from a promissory note dated May 31, 2007 bearing an interest rate of 11.25% per annum. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of December 31, 2007, amounted to $241,253 and is included in interest payable - related parties.

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

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $46,735 (2006: $25,555) for year ended December 31, 2007.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company. He is also an officer, director and majority shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and International Energy, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and may require additional funding during 2008. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company has completed a private placement for net proceeds of $3,109,500 during September 2007. Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

18

Consolidated Balance Sheets as of December 31, 2007 and 2006

19

Consolidated Statements of Operations for years ended December 31, 2007 and 2006

20

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended
December 31, 2007 and 2006

21

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

22

Notes to the Financial Statements

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PhytoMedical Technologies, Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of PhytoMedical Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhytoMedical Technologies, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

March 28, 2008

Seattle, Washington

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

(Expressed in U.S. Dollars)	2007	2006

ASSETS
Current assets
Cash	$2,434,230	$386,457
Prepaid expenses	-	4,788

Total current assets	2,434,230	391,245

Property and Equipment, Net (Note 3)	3,917	9,621
Intangible asset - Licence fee (Note 6)	20,000	20,000

Total assets	$2,458,147	$420,866

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,970	$194,027
Interest payable - related parties (Note 4)	241,253	193,847
Promissory notes - related party (Note 4)	1,000,000	1,213,776

Total liabilities	1,244,223	1,601,650

Commitments and Contingencies (Note 5,6,7,8)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 200,398,290 (2006: 189,181,866)	2,004	1,892
Additional paid-in capital	26,272,275	21,722,319
Accumulated other comprehensive income	1	-
Accumulated deficit	(25,060,356)	(22,904,995)

Total stockholders' equity (deficiency)	1,213,924	(1,180,784)

Total liabilities and stockholders' equity (deficiency)	$2,458,147	$420,866

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2007 and 2006

(Expressed in U.S. Dollars)	2007	2006

Revenue	$-	$-

Expenses
Directors fees - related party (Note 4)	3,400	18,300
Investor relations	127,545	999,894
Interest expense - related party	105,515	112,403
Other operating expenses	1,806,751	2,191,706
Research and development costs (Notes 5, 6, 7 and 8)	147,179	547,196
	2,190,390	3,869,499

Operating loss	(2,190,390)	(3,869,499)

Other income
Interest income	35,029	16,930

Net loss available to common shareholders	$(2,155,361)	$(3,852,569)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	192,516,914	187,496,408

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the years ended December 31, 2007 and 2006

						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	Deficiency

Balance, December 31, 2005	185,137,412	$1,851	$17,113,055	$(19,052,426)	-	-	$(1,937,520)

Common stock issued for cash	4,044,454	41	3,165,956	-	-	-	3,165,997

Stock based compensation expenses	-	-	1,443,308	-	-	-	1,443,308

Net loss, year ended December 31, 2006	-	-	-	(3,852,569)	(3,852,569)	-	(3,852,569)

					$(3,852,569)
Balance, December 31, 2006	189,181,866	$1,892	$21,722,319	$(22,904,995)		-	$(1,180,784)

Common stock issued for cash	533,091	5	229,995	-	-	-	230,000

Common stock issued for cash, net	10,683,333	107	1,910,713	-	-	-	1,910,820

Issuance of warrants with common stock	-	-	1,175,167	-	-	-	1,175,167

Issuance of warrants to broker as commission	-	-	23,513				23,513

Stock based compensation expenses	-	-	1,210,568	-	-	-	1,210,568

Foreign currency translation adjustment					1	1	1

Net loss, year ended December 31, 2007	-	-	-	(2,155,361)	(2,155,361)	-	(2,155,361)

					$(2,155,360)
Balance, December 31, 2007	200,398,290	$2,004	$26,272,275	$(25,060,356)		$1	$1,213,924

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007 and 2006

(Expressed in U.S. Dollars)	2007	2006

Cash flows from operating activities
Net loss	$(2,155,361)	$(3,852,569)
Adjustments to reconcile net loss to net cash from operating activities
Accrued interest expense to stockholder	-	60,619
Amortization and depreciation	9,451	10,627
Stock based compensation	1,210,568	1,443,308
Change in non-cash working capital items:
Decrease (Increase) in prepaid expenses	4,788	(4,788)
Increase (Decrease) in accounts payable	(191,057)	80,694
Increase (decrease) interest payable - related party	47,406	(69,834)
Net cash used in operating activities	(1,074,205)	(2,331,943)

Cash flows from investing activities
Additions to property and equipment	(3,747)	(1,367)
Additions to intangible assets	-	(20,000)
Net cash used in operating activities	(3,747)	(21,367)

Cash flows from financing activities
Proceeds from issuance of common stocks and warrants	3,339,500	3,165,997
Repayment of loan from related party	(363,776)	(490,000)
Proceeds of loan from related party	150,000	-
Net cash provided by financing activities	3,125,724	2,675,997

Effect of foreign exchange rate	1	-

Increase in cash	2,047,773	322,687

Cash, beginning of year	386,457	63,770
Cash, end of year	$2,434,230	$386,457

Supplemental disclosure of cash flow information:
Interest paid in cash	$58,282	$52,728
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

To meet these objectives, the Company has arranged with Mr. Harmel S. Rayat, Chief Financial Officer, Director and majority shareholder of the Company a loan amount up to $2,500,000. Proceeds from the loan, which will be drawn down on an “as needed basis” at a rate of prime plus 3%, will fund the Company’s research and development plans, ongoing expenses for salaries, legal and accounting fees and a comprehensive investor relations and branding program, as well as for working capital and other contingencies. On September 25, 2007, the Company also completed a private placement of the sale of 10,683,333 units at a price of $0.30 per unit or $3,205,000 in the aggregate. Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2 – Significant Accounting Policies

(a) Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PhytoMedical Technologies, Inc., its subsidiaries, PhytoMedical Technologies Corp. and PolyPhenol Technologies Corp., both of which were incorporated under the laws of the State of Nevada and PhytoMedical Technologies Ltd., which was incorporated in British Columbia, Canada on April 11, 2007.  All significant inter-company transactions and accounts have been eliminated in consolidation.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for the years ended December 31, 2007 and 2006. The Company occasionally has cash deposits in excess of insured limits. The Company places its cash and cash equivalents with high credit quality financial institutions.

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

The carrying value of cash, accounts payable and accrued liabilities, interest payable - related parties, and promissory notes - related parties approximates their fair value because of the short-term nature of these instruments.

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

(k) Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123(R) “Share-Based Payment”, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model.

(l) Comprehensive Income (Loss)

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

(m) Foreign Currency Translations

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

(n) Intangible Assets

The Company adopted the SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life to not be amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over its useful life.

The intangible asset is not amortized but management performs an annual review for possible impairment in the fourth calendar quarter of each year.  No impairment was recognized based on the evaluations performed.

(o) Related Party Transactions

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

(p) New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 will not have an impact on the Company.

Note 3 – Equipment

	2007	2006

Computer equipment	$6,040	$2,293
Office equipment	19,613	19,613
	25,653	21,906
Less: accumulated depreciation	(21,736)	(12,285)
	$3,917	$9,621

Depreciation expenses charged to operations for the year ended December 31, 2007 were $9,451 (2006: $10,627).

Note 4 - Related Party Transactions

Directors Fees:  During the year ended December 31, 2007, the Company charged $3,400 (2006: $18,300) to operations for director fees incurred for services rendered.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,000,000 as at December 31, 2007, representing unsecured loans of $250,000 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the year ended December 31, 2007, the Company repaid $363,776 to the director and majority shareholder with the accrued interest of $58,109 and received cash proceed of $150,000 from a promissory note dated May 31, 2007 bearing an interest rate of 11.25% per annum. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of December 31, 2007, amounted to $241,253 and is included in interest payable - related parties.

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

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $46,735 (2006: $25,555) for year ended December 31, 2007.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company. He is also an officer, director and majority shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and International Energy, Inc.

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

On December 10, 2007, the licensing agreement with NYU was terminated. The Company paid in total of $2,212 as per agreement with NYU.

USDA's Agricultural Research Service and Iowa State University

On December 1, 2004, PolyPhenol Technologies Corporation (“PolyPhenol”), a wholly owned subsidiary of the Company, entered into a three year, three-way Cooperative Research and Development Agreement with the USDA's Agricultural Research Service and Iowa State University. PolyPhenol committed to providing $666,366 in research funding to the ARS and $186,865 to ISU.

Effective February 1, 2007, the Company terminated its CRADA agreement with the USDA’s Agricultural Research Service and Iowa State University in favor of moving all development to a true pharmaceutical contract research organization to expedite and prepare for a future Investigational New Drug (“IND”) filing.

As at December 31, 2007, the Company paid in total of $640,819 as per agreement with ARS.

Iowa State University

Effective February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into an expanded sponsored research agreement with Iowa State University (ISU). Under terms of the agreement, PhytoMedical will continue to undertake its research at ISURF for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.

Contractual Obligations under the Agreement are as follows:

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

As at December 31, 2007, the Company paid in total of $208,362 as per agreement with ISU.

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

As of December 31, 2007, the Company paid in total of $20,000 for the license fee and $31,223 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

Note 7 – Development Agreements

The Company entered into two development agreements with Ricerca BioSciences (“Ricerca”), to begin developmental work on the Company’s BDC-03 compound for cachexia.

As at December 31, 2007, the Company paid in total of $65,058 as per the two agreements with Ricerca.

Note 8 – Research Agreement

On May 25, 2007, the Company entered into a Research Agreement with Dartmouth College, in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. Dartmouth grants the Company the option of a world-wide, royalty-bearing exclusive license under Dartmouth Pre-existing Patent Rights and Know-How to make, have made, use and sell in the field of oncology, the products embodying or produced through the use of Dartmouth’s Patent Rights, at reasonable terms and condition as the parties may agree. Dartmouth also grants the Company the option of a world-wide, royalty-bearing exclusive license under Dartmouth Patent Rights and  Know-How, and Joint Patent Rights, to make, have made, use and sell in the field of oncology, the products embodying or produced through the use of Dartmouth's or joint inventions, at reasonable terms and conditions as the parties may agree.

The Company will reimburse Dartmouth for all costs associated with obtaining and maintaining Dartmouth Pre-existing Patent Rights. As of December 31, 2007, the Company paid in total of $45,750 for research expenses as per agreement with Dartmouth.

Note 9 – Common Stock

Fusion Capital

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

During the year ended December 31, 2007, Fusion Capital has purchased 533,091 (2006: 2,855,342) shares of the Company for total proceeds of $230,000 (2006: $2,630,998).

Private Placement

On September 25, 2007, the Company completed a private placement of the sale of 10,683,333 units (the "Units") at a price of $0.30 per Unit (the "Unit Issue Price") or $3,205,000 in the aggregate. The Units were offered and sold to accredited investors (the “Investors”) as defined in Regulation D as promulgated under the Securities Act of 1933, as amended.

Each Unit consisted of one share (collectively, the “Unit Shares”) of the Company’s common stock and one Class A Callable Warrant to purchase a share of common stock at $0.40 per share for a period of three years from the date of issuance (the “Warrants”).  The Company filed a registration statement which was approved by the regulatory authority for registering the Unit Shares and the shares issuable upon the exercise of the Warrants, for resale by the Investors.

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

Note 10 - Stock Options

As of December 31, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term	value

Outstanding, December 31, 2005	9,275,000	$0.68
Granted	4,250,000	0.89
Cancelled	(2,250,000)	1.22
Outstanding, December 31, 2006	11,275,000	0.65
Cancelled	(9,275,000)	0.68
Outstanding, December 31, 2007	2,000,000	0.52	8.59 years	$-

Exercisable at December 31, 2007	-

Available for grant at December 31, 2007	20,275,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The changes of the amount is based on the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the years ended December 31, 2007 and 2006 is as follows:

		Fair value
	Shares	per share

Unvested January 1, 2007	2,000,000	$0.48
Granted	-	-
Cancelled	-	-
Unvested at December 31, 2007	2,000,000	0.48

During the year ended December 31, 2007, compensation expenses of $1,210,568 (2006: $1,443,308) were recognized for options previously granted which is included in other operating expenses in the consolidated statement of operations. As of December 31, 2007, the Company had $13,624 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of one year.

The options outstanding and exercisable as of December 31, 2007 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

$0.52	2,000,000	8.59	$0.52	-	$-

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 11 - Warrants

As of December 31, 2007, there were 10,897,081 warrants outstanding (Note 9). Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.40 per share until September 25, 2010. The fair value of the 10,897,081 warrants issued on September 25, 2007 was $1,198,680 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.09%
Expected life of the conversion feature in years	3.0 years
Expected volatility	86.45%
Dividend per share	$0.00

The Warrants are callable if the Company’s common stock trades at a price of $0.70 or higher for 10 consecutive trading days on the OTCBB.

Note 12 - Income Taxes

There is no current or deferred tax expense for the years ended December 31, 2007 and 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

The income tax effect, utilizing a 34% income tax rate, of temporary differences giving rise to the deferred tax assets and deferred tax liabilities is a result of the following:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$6,475,000	$6,192,000
Other	355,000	305,000
Stock based compensation	902,000	490,000
Valuation allowance	(7,732,000)	(6,987,000)
Net deferred tax assets	$-	$-

The 2007 increase in the valuation allowance was $745,000 (2006:  $1,277,000).

The Company has available net operating loss carry-forwards of approximately $20,368,000 for tax purposes to offset future taxable income, which expires commencing 2008 through to the year 2027. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.   The tax years 2005 through 2007 remain open to examination by federal agencies and other jurisdictions of which the Company operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the years ended December 31 follows:

	2007	2006

Statutory federal income tax rate	-34%	-34%
Valuation allowance	34%	34%
Effective income tax rate	0%	0%

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our registered independent public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a(T): CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by United States Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There have been no changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

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

Raymond Krauss – Director

Mr. Raymond Krauss, earned his B.S. in Biology from North Central College, Naperville, IL in 1984 and his M.S. in Physiology (emphasis on Cardiovascular Health) from Benedictine University, Lisle, IL in 1986.  In March 2001 through March 2005, Mr. Krauss became a partner in Argavest, Inc., a regional leader in quality respiratory and critical care refurbished equipment, where he served as Vice President of Business Development.  In March 2005, Mr. Krauss launched RK Capital Group, an international medical equipment sales organization, where he continues to serve as President and Owner.  In July 2007, Mr. Raymond Krauss acquired the Illinois/Wisconsin office of HealthCare Recruiters International, the only executive search firm in the United States dedicated exclusively to the healthcare sector, where he serves as President and Owner.  Mr. Krauss joined the Company as a Director on October 11, 2007.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2007, the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2007 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year

Salary

Bonus

Other

Granted

Compensation

Greg Wujek

2007

 $225,000

$0

$0

0

$0

President, CEO

2006

 $161,250

$0

$0

        2,000,000

$0

and Director

2005

 $0

$0

$0

0

$0

Harmel S. Rayat

2007

 $0

$0

$0

0

$0

Secretary, Treasurer

2006

 $0

$0

$3,900

0

$0

and Director

2005

 $0

$0

$1,800

0

$0

Gary Branning

2007

 $0

$0

$3,400

0

$0

Director

2006

 $0

$0

$1,200

0

$0

2005

 $0

$0

$0

0

$0

Raymond Krauss

2007

 $0

$0

$600

0

$0

Director

2006

 $0

$0

$0

0

$0

2005

 $0

$0

$0

0

$0

Rick Henson (1)

2007

 $0

$0

$2,550

0

$0

Director

2006

 $0

$0

$1,200

0

$0

2005

 $0

$0

$0

0

$0

Indy Panchi (2)

2007

 $0

$0

$0

0

$0

Former Director

2006

 $0

$0

$2,850

0

$0

2005

 $0

$0

$2,400

0

$0

Derek Cooper (3)

2007

 $0

$0

$0

0

$0

Former Secretary,

2006

 $0

$0

$2,850

0

$0

Treasurer and Director

2005

 $0

$0

$1,800

0

$0

(1)  Mr. Rick Henson resigned as a Director on September 12, 2007

(2)  Mr. Indy Panchi resigned as a Director on September 13, 2006

(3)  Mr. Derek Cooper resigned as a Secretary, Treasurer and Director on September 13, 2006

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2007 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2007

   Price ($/sh)

   Date

Greg Wujek

0

0

n/a

n/a

Harmel Rayat

0

0

  n/a

n/a

Gary Branning

0

0

n/a

n/a

Raymond Krauss

0

0

n/a

n/a

Rick Henson (1)

0

0

n/a

n/a

(1)  Mr. Rick Henson resigned as a Director on September 12, 2007

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised      Value of Unexercised In-the-money

Options on December 31, 2007

            Options on December 31, 2007

Name

Exercisable

Unexercisable

              Exercisable

   Unexercisable

Greg Wujek

0

      2,000,000

0

        $600,000

Harmel Rayat

0

0

0

0

Gary Branning

0

0

0

0

Raymond Krauss

0

0

0

0

Rick Henson (1)

0

0

0

0

(1)  Mr. Rick Henson resigned as a Director on September 12, 2007

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 24, 2008, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

  117,561,471

59%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Greg Wujek (2)

       2,000,000

0%

100 Overlook Drive, 2nd Floor

Princeton, NJ  08540

Gary Branning

                    0

0%

100 Overlook Drive, 2nd Floor

Princeton, NJ  08540

Raymond Krauss

                    0

0%

100 Overlook Drive, 2nd Floor

Princeton, NJ  08540

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

 119,561,471

59%

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors Fees:  During the year ended December 31, 2007, the Company charged $3,400 (2006: $18,300) to operations for director fees incurred for services rendered.

Notes Payable and Accrued Interest:  Notes Payable totaled $1,000,000 as at December 31, 2007, representing unsecured loans of $250,000 (8.50%) and $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the year ended December 31, 2007, the Company repaid $363,776 to the director and majority shareholder with the accrued interest of $58,109 and received cash proceed of $150,000 from a promissory note dated May 31, 2007 bearing an interest rate of 11.25% per annum. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on these notes as of December 31, 2007, amounted to $241,253 and is included in interest payable - related parties.

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

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $46,735 (2006: $25,555) for year ended December 31, 2007.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company. He is also an officer, director and majority shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and International Energy, Inc.

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth fiscal quarter, there were no reports filed on Form 8-K

October 17, 2007: On October 11, 2007, the Company appointed Mr. Raymond Krauss to its Board of Directors.

December 18, 2007: By letter dated December 11, 2007, we received confirmation from NYU confirming that the License Agreement between PhytoMedical and NYU dated June 29, 2004, and all rights granted to PhytoMedical therein, was terminated effective December 10, 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our

Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2007 and December 31, 2006 were $21,939 and $9,851 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2007 and 2006 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2007 and 2006 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 28th day of March, 2008.

PhytoMedical Technologies, Inc.

/s/ Greg Wujek

Greg Wujek

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Greg Wujek

President, Chief Executive

March 28, 2008

Greg Wujek

Officer and Director

/s/ Harmel S. Rayat

Secretary, Treasurer,

March 28, 2008

Harmel S. Rayat

Chief Financial Officer,

Principal Accounting Officer

and Director

/s/ Gary Branning

Director

March 28, 2008

Gary Branning

/s/ Raymond Krauss

Director

March 28, 2008

Raymond Krauss