Form 10-Q
period 2008-03-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2008-05-15
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

000-28790

(Commission File Number)

PHYTOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

 (Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation)

87-0429962

 (I.R.S. Employer Identification No.)

100 OVERLOOK DRIVE, PRINCETON, NEW JERSEY  08540

 (Address of principal executive offices)

(800) 611-3388

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-accelerated Filer

[   ]

Smaller Reporting Company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 200,398,290 shares of Common Stock, par value $0.00001, were outstanding on May 14, 2008.

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q, QUARTER ENDED MARCH 31, 2008

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)

5

Interim Unaudited Consolidated Statements of Cash Flows

6

Notes to Interim Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.  Controls and Procedures

16

PART II   OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits and Reports on Form 8-K

17

Signatures

18

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(Unaudited)

	March 31,	December 31,
(Expressed in U.S. Dollars)	2008	2007
ASSETS
Current assets
Cash	$1,399,178	$2,434,230
Prepaid expenses	3,524	-

Total current assets	1,402,702	2,434,230

Equipment, Net (Note 4)	5,417	3,917
Intangible asset - Licence fee (Note 7)	20,000	20,000

Total assets	$1,428,119	$2,458,147

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,533	$2,970
Interest payable - related parties (Note 5)	199,371	241,253
Promissory notes - related party (Note 5)	750,000	1,000,000

Total liabilities	953,904	1,244,223

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 200,398,290 (2007: 200,398,290)	2,004	2,004
Additional paid-in capital	26,285,899	26,272,275
Accumulated other comprehensive income	2	1
Accumulated deficit	(25,813,690)	(25,060,356)

Total stockholders' equity	474,215	1,213,924

Total liabilities and stockholders' equity	$1,428,119	$2,458,147

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	March 31,	March 31,
(Expressed in U.S. Dollars)	2008	2007

Revenue	$-	$-

Expenses
Directors fees - related party (Note 5)	3,150	-
Investor relations	422,530	37,215
Interest expense - related party	25,782	25,167
Other operating expenses	166,021	685,426
Research and development costs (Notes 6, 7, 8 and 9)	149,252	53,838
	766,735	801,646

Operating loss	(766,735)	(801,646)

Other income
Interest income	13,401	2,283

Net loss available to common shareholders	$(753,334)	$(799,363)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	200,398,290	189,445,487

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the three months ended March 31, 2008 and year ended December 31, 2007
(Unaudited)

							Total
						Accumulated other	Stockholders'
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Equity
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	income (loss)	income	(Deficiency)

Balance, December 31, 2006	189,181,866	$1,892	$21,722,319	$(22,904,995)		-	$ (1,180,784)

Common stock issued for cash	533,091	5	229,995	-	-	-	230,000

Common stock issued for cash, net	10,683,333	107	1,910,713	-	-	-	1,910,820

Issuance of warrants on private placement	-	-	1,175,167	-	-	-	1,175,167

Issuance of warrants to broker as commission	-	-	23,513				23,513

Stock based compensation expenses	-	-	1,210,568	-	-	-	1,210,568

Foreign currency translation adjustment					1	1	1

Loss, year ended December 31, 2007	-	-	-	(2,155,361)	(2,155,361)	-	(2,155,361)

					(2,155,360)
Balance, December 31, 2007	200,398,290	2,004	26,272,275	(25,060,356)		1	1,213,924

Stock based compensation expenses			13,624				13,624

Foreign currency translation adjustment					1	1	1

Loss, three months ended March 31, 2008				(753,334)	(753,334)		(753,334)

					$(753,333)
Balance, March 31, 2008	200,398,290	$2,004	$26,285,899	$ (25,813,690)		2	$474,215

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2008 and 2007
(Unaudited)

	March 31,	March 31,
(Expressed in U.S. Dollars)	2008	2007

Cash flows from operating activities
Net loss	$(753,334)	$(799,363)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	800	2,324
Stock based compensation	13,624	489,621
Change in non-cash working capital items:
Increase in prepaid expenses	(3,524)	-
Increase (Decrease) in accounts payable	1,563	(164,173)
Increase (Decrease) in interest payable - related party	(41,882)	20,488
Net cash used in operating activities	(782,753)	(451,103)

Cash flows from investing activities
Additions to property and equipment	(2,300)	-
Net cash used in investing activities	(2,300)	-

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	230,000
Repayment of loan to stockholder	(250,000)	(25,000)
Net cash provided by (used in) financing activities	(250,000)	205,000

Effect on foreign exchange rate	1	-

Decrease in cash	(1,035,052)	(246,103)

Cash, beginning of period	2,434,230	386,457
Cash, end of period	$1,399,178	$140,354

Supplemental disclosure of cash flow information:
Interest paid in cash	$68,179	$4,679
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Expressed in US Dollars)

Note 1 - Organization and Going Concern Uncertainties

PhytoMedical Technologies, Inc. (the “Company”), a Nevada Corporation, has an authorized capital of 301,000,000 shares of which 300,000,000 shares are $0.00001 par value common stock and 1,000,000 shares are $0.25 par value preferred stock.

PhytoMedical Technologies, Inc. together with its wholly owned subsidiaries, is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.

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

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of PhytoMedical Technologies, Inc. and Subsidiaries (“the Company”), include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position as of March 31, 2008 and the consolidated results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2007 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the annual financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2007 Annual Report on Form 10-KSB.

Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at March 31, 2008:

	Three months ended
	March 31,
	2008	2007

Numerator - net loss available to
common stockholders	$(753,334)	$(799,363)

Denominator - weighted average number of common shares outstanding	200,398,290	189,445,487

Basic and diluted loss per common share	$(0.00)	$(0.00)

Note 4 – Equipment

	March 31,	December 31,
	2008	2007

Computer equipment	$8,340	$6,040
Office equipment	19,613	19,613
	27,953	25,653
Less: accumulated depreciation	(22,536)	(21,736)
	$5,417	$3,917

Depreciation expenses charged to operations for the three months ended March 31, 2008 were $800 (2007: $2,324).

Note 5 - Related Party Transactions

Directors Fees: During the three months ended March 31, 2008, the Company charged $3,150 (2007: $nil) to operations for director fees incurred for services rendered.

Notes Payable and Accrued Interest:  Notes Payable totaled $750,000 as of March 31, 2008, representing unsecured loans of $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the three months ended March 31, 2008, the Company repaid $250,000 to the director and majority shareholder with the accrued interest of

$67,664. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on the remaining note as of March 31, 2008, amounted to $199,371 and is included in interest payable - related parties.

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

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $6,451 (2007: $8,190) for three months ended March 31, 2008.

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

As at March 31, 2008, the Company paid in total of $224,339 which includes contractual obligations and reimbursed research and development expenses.

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

As of March 31, 2008, the Company paid in total of $20,000 for the license fee and $31,223 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

Note 8 – Development Agreements

The Company entered into two development agreements with Ricerca BioSciences (“Ricerca”), to begin developmental work on the Company’s BDC-03 compound for cachexia.

As of March 31, 2008, the Company paid in total of $106,158 as per the two agreements with Ricerca.

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

The Company will reimburse Dartmouth for all costs associated with obtaining and maintaining Dartmouth Pre-existing Patent Rights. As of March 31, 2008, the Company paid in total of $137,925 for research expenses as per agreement with Dartmouth.

Note 10 - Stock Options

As of March 31, 2008, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term (years)	value

Outstanding at December 31, 2006	11,275,000	$0.65
Cancelled	(9,275,000)	0.68
Outstanding at March 31, 2008 and
December 31, 2007	2,000,000	0.52	8.34	$-

Exercisable at March 31, 2008	-	$0.52

Available for grant at March 31, 2008	20,275,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The change of the amount is based on the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the periods ended March 31, 2008 and 2007 is as follows:

		Fair value
	Shares	per share

Unvested, January 1, 2007	2,000,000	$0.48
Granted	-	-
Vested	-	-
Cancelled	-	-
Unvested, March 31, 2008 and December 31, 2007	2,000,000	0.48

During the three months ended March 31, 2008, compensation expenses of $13,624 (2007: $489,621) were recognized for options previously granted which is included in other operating expenses in the consolidated statement of operations. As of March 31, 2008, the Company had no unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of March 31, 2008 can be summarized as follows:

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	options	Life (Years)	Price	options	Price

$0.52	2,000,000	8.59	$ 0.52	-	$-

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 11 - Warrants

As of March 31, 2008, there were 10,897,081 warrants outstanding. Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.40 per share until September 25, 2010.

The Warrants are callable if the Company’s common stock trades at a price of $0.70 or higher for 10 consecutive trading days on the OTCBB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ending March 31, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

PhytoMedical Technologies, Inc. together with its wholly owned subsidiaries, is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, investor relations costs, stock based compensation costs, accounting costs, and other professional and administrative costs.

Research and Development Costs

Research and development costs represent costs incurred to develop our technology incurred pursuant to our sponsored research agreement with ISU and Dartmouth College. The agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. We charge all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period. We do not track research and development expenses by project. In addition costs for third party laboratory work might occur.

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

As at March 31, 2008, the Company paid in total of $224,339 as per agreement with ISU.

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

As of March 31, 2008, the Company paid in total of $20,000 for the license fee and $31,223 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

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

As of March 31, 2008, the Company paid in total of $137,925 for research expenses as per agreement with Dartmouth.

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $766,735 and $801,646 for the three months ended March 31, 2008 and March 31, 2007, respectively. As a result, at March 31, 2008, the Company has an accumulated deficit of $25,813,690.

We expect that our future revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Three Ended March 31, 2008 and 2007

The Company had no revenues in the three months ended March 31, 2008 and March 31, 2007. Our expenses decreased 21% to $617,483 in the three months ended March 31, 2008, from $747,808 in the same period in 2007. This decrease of $130,325 for the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to a decrease in other operating expenses.

Interest income increased 487% to $13,401 in the three months ended March 31, 2008, from $2,283 during the same period in 2007, reflecting higher than average cash balances maintained during most of the first quarterly period in 2008.

We incurred net losses of $753,334 and $799,363 during the three months ended March 31, 2008 and in the same period in 2007, respectively.

Liquidity and Capital Resources

As at March 31, 2008, the Company had a cash balance of $1,399,718. The Company has financed its operations primarily from cash on hand during the three month period ending March 31, 2008.

Net cash flows used in operating activities was $782,753 for the three month period ending March 31, 2008, compared to net cash flows used of $451,103 for the same period in 2007.

Net cash used in financing activities was $250,000 for the three months period ending March 31, 2008 compared to net cash from financing activities $205,000 for the same period in 2007. The Company has financed its operations primarily from cash on hand.

At this time, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Directors Fees: During the three months ended March 31, 2008, the Company charged $3,150 (2007: $nil) to operations for director fees incurred for services rendered.

Notes Payable and Accrued Interest:  Notes Payable totaled $750,000 as at March 31, 2008, representing unsecured loans of $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the three months ended March 31, 2008, the Company repaid $250,000 to the director and majority shareholder with the accrued interest of $67,664. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on the remaining note as of March 31, 2008, amounted to $199,371 and is included in interest payable - related parties.

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

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $6,451 (2007: $8,190) for three months ended March 31, 2008.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company. He is also an officer, director and majority shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and International Energy, Inc.

Off Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e.

parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash equivalents and short-term investments. We invest in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

ITEM 4.   Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

January 25, 2008: On January 22, 2008, PhytoMedical Technologies, Inc. issued a news release to announce that its patented bis-intercalator anti-cancer compound achieved a 50% or greater cancer cell kill rate in new in vitro studies of the DMS 114 strain of human small lung cancer cells

February 8, 2008: On February 4, 2008, PhytoMedical Technologies, Inc. issued a news release to announce that favorable research outcomes from ongoing tests have spurred immediate expansion of the Company’s cancer research program, actively working to develop patented, next-generation anticancer compounds targeting multiple human cancer strains.

March 7, 2008: On March 3, 2008, PhytoMedical Technologies, Inc. issued a news release to announce positive results from new tests of the Company’s patented ‘next generation’ anti-cancer compounds, which have demonstrated the ability to kill difficult-to-treat human cancer cells, including colon cancer cells and human glioblastoma cells related to brain cancer, an often fatal form of cancer.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 14th day of May, 2008.

PhytoMedical Technologies, Inc.

(Registrant)

Date

Signature

Title

May 14, 2008

/s/ Greg Wujek

Director,  President, CEO

Greg Wujek

May 14, 2008

/s/ Harmel Rayat

Director, Secretary, Treasurer,

Harmel S. Rayat

Chief Financial Officer,

Principal Accounting Officer

18