Form 10-Q
period 2008-06-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2008-08-14
CIK 1002422

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 200,398,290 shares of Common Stock, par value $0.00001, were outstanding on August 13, 2008.

	TABLE OF CONTENTS
	PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
	FORM 10-Q, QUARTER ENDED JUNE 30, 2008

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements
Interim Unaudited Consolidated Balance Sheets		3
Interim Unaudited Consolidated Statements of Operations		4
Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)		5
Interim Unaudited Consolidated Statements of Cash Flows		6
Notes to Interim Consolidated Financial Statements		7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk		17
Item 4. Controls and Procedures		18

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20

Item 1. Financial Statements

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Unaudited)

	June 30,	December 31,
(Expressed in U.S. Dollars)	2008	2007
ASSETS
Current assets
Cash	$ 1,097,566	$ 2,434,230
Prepaid expenses	1,729	-

Total current assets	1,099,295	2,434,230

Property and Equipment, Net (Note 4)	8,067	3,917
Intangible asset - Licence fee (Note 7)	20,000	20,000

Total assets	$ 1,127,362	$ 2,458,147

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 12,276	$ 2,970
Interest payable - related parties (Note 5)	219,020	241,253
Promissory notes - related party (Note 5)	750,000	1,000,000

Total liabilities	981,296	1,244,223

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.25 par value; Authorized: 1,000,000
Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 300,000,000
Issued and outstanding: 200,398,290 (2007: 200,398,290)	2,004	2,004
Additional paid-in capital	26,285,899	26,272,275
Accumulated other comprehensive income	516	1
Accumulated deficit	(26,142,353)	(25,060,356)

Total stockholders' equity	146,066	1,213,924

Total liabilities and stockholders' equity	$ 1,127,362	$ 2,458,147

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2008 and 2007
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Expressed in U.S. Dollars)	2008	2007	2008	2007

Revenue	$ -	$ -	$ -	$ -

Expenses
Directors fees - related party (Note 5)	-	3,400	3,150	3,400
Investor relations	63,015	-	485,545	37,215
Interest expense - related party (Note 5)	19,649	26,554	45,431	51,720
Other operating expenses	172,051	634,084	338,072	1,319,511
Research and development costs (Notes 6, 7, 8 and 9)	78,699	36,124	227,951	89,962
	333,414	700,162	1,100,149	1,501,808

Operating loss	(333,414)	(700,162)	(1,100,149)	(1,501,808)

Other income
Interest income	4,751	890	18,152	3,173

Net loss available to common shareholders	$ (328,663)	$ (699,272)	$ (1,081,997)	$ (1,498,635)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of common shares
outstanding - basic and diluted	200,398,290	189,714,957	200,398,290	189,580,967

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the six months ended June 30, 2008 and year ended December 31, 2007
(Unaudited)
						Accumulated other	Total
	Common Stock		Additional	Accumulated	Comprehensive	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	Deficiency
Balance, December 31, 2006	189,181,866	$ 1,892	$ 21,722,319	$ (22,904,995)		-	$ (1,180,784)
Common stock issued for cash	533,091	5	229,995	-	-	-	230,000
Common stock issued for cash, net	10,683,333	107	1,910,713	-	-	-	1,910,820
Issuance of warrants on private placement	-	-	1,175,167	-	-	-	1,175,167
Issuance of warrants to broker as commission	-	-	23,513	-			23,513
Stock based compensation expenses	-	-	1,210,568	-	-	-	1,210,568
Foreign currency translation adjustment					1	1	1
Loss, year ended December 31, 2007	-	-	-	(2,155,361)	(2,155,361)	-	(2,155,361)
Total Comprehensive Income					$ (2,155,360)
Balance, December 31, 2007	200,398,290	$ 2,004	$ 26,272,275	$ (25,060,356)		$ 1	$ 1,213,924
Stock based compensation expenses			13,624				13,624
Foreign currency translation adjustment					515	515	515
Loss, six months ended June 30, 2008				(1,081,997)	(1,081,997)		(1,081,997)
Total Comprehensive Income					$ (1,081,482)
Balance, June 30, 2008	200,398,290	$ 2,004	$ 26,285,899	$ (26,142,353)		516	$ 146,066

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2008 and 2007
(Unaudited)

	June 30,	June 30,
(Expressed in U.S. Dollars)	2008	2007

Cash flows from operating activities
Net loss	$ (1,081,997) $	(1,498,635)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	2,022	4,647
Stock based compensation	13,624	979,242
Change in non-cash working capital items:
Increase in prepaid expenses	(1,729)	(8,067)
Increase (Decrease) in accounts payable	9,306	(171,237)
Increase (Decrease) in interest payable - related party	(22,232)	47,042
Net cash used in operating activities	(1,081,006)	(647,008)

Cash flows from investing activities
Additions to property and equipment	(6,173)	-
Net cash used in investing activities	(6,173)	-

Cash flows from financing activities
Proceeds from issuance of common stocks and warrants	-	230,000
Proceeds from loan from stockholder		150,000
Repayment of loan to stockholder	(250,000)	(25,000)
Net cash provided by (used in) financing activities	(250,000)	355,000

Effect on foreign exchange rate	515	(3)

Net decrease in cash	(1,336,664)	(292,011)

Cash, beginning of period	2,434,230	386,457
Cash, end of period	$ 1,097,566	$ 94,446

Supplemental disclosure of cash flow information:
Interest paid in cash	$ 68,226	$ 4,679
Income tax paid in cash	$ -	$ -

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     June 30, 2008 (Expressed in US Dollars)

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

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Although management believes that the Company has sufficient financial resources and commitments to sustain our current level of research and development activities through the end of 2008, any expansion, acceleration or continuation of such activities (beyond 2008) will require additional capital which may not be available to the Company, if at all, on terms and conditions that the Company finds acceptable. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2 – Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of PhytoMedical Technologies, Inc. and Subsidiaries, include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position as of June 30, 2008 and December 31, 2007 and the consolidated results of operations for the six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2007 Annual Report on Form 10-KSB.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company have not yet determined the effect on the consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

Note 3 – Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at June 30, 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator - net loss available to
common stockholders	$ (328,663)	$ (699,272)	$ (1,081,997)	$ (1,498,635)

Denominator - weighted average number
of common shares outstanding	200,398,290	189,714,957	200,398,290	189,580,967

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Note 4 – Equipment

	June 30,	December 31,
	2008	2007

Computer equipment	$ 8,340	$ 6,040
Office equipment	23,486	19,613
	31,826	25,653
Less: accumulated depreciation	(23,759)	(21,736)
	$ 8,067	$ 3,917

Depreciation expenses charged to operations for the three months and six months ended June 30, 2008 were $1,222 (2007: $2,324) and $2,022 (2007: $4,647).

Note 5 - Related Party Transactions

Directors Fees: During the three months and six months ended June 30, 2008, the Company charged $nil (2007: $3,400) and $3,150 (2007: $3,400) to operations for director fees incurred for services rendered, respectively.

Notes Payable and Accrued Interest: Notes Payable totaled $750,000 as of June 30, 2008, representing unsecured loans of $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the six months ended June 30, 2008, the Company repaid $250,000 to the director and majority shareholder with the accrued interest of $67,664. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on the remaining note as of June 30, 2008, amounted to $219,020 and is included in interest payable - related parties.

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

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $9,504 (2007: $8,666) and $15,956 (2007: $16,855) for three months and six months ended June 30, 2008 respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company. He is also an officer, director and shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and International Energy, Inc.

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

As at June 30, 2008, the Company paid in total of $241,913 which includes contractual obligations and reimbursed research and development expenses.

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

As of June 30, 2008, the Company paid in total of $20,000 for the license fee and $31,223 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

Note 8 – Development Agreements

The Company entered into two development agreements with Ricerca BioSciences (“Ricerca”), to begin developmental work on the Company’s BDC-03 compound for cachexia.

As of June 30, 2008, the Company paid in total of $154,658 as per the two agreements with Ricerca.

Note 9 – Research Agreement

On May 25, 2007, the Company entered into a Research Agreement with Dartmouth College, in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. Dartmouth grants the Company the option of a world-wide, royalty-bearing exclusive license under Dartmouth Pre-existing Patent Rights and Know-How to make, have made, use and sell in the field of oncology, the products embodying or produced through the use of Dartmouth’s Patent Rights, at reasonable terms and condition as the parties may agree. Dartmouth also grants the Company the option of a worldwide, royalty-bearing exclusive license under Dartmouth Patent Rights and Know-How, and Joint Patent Rights, to make, have made, use and sell in the field of oncology, the products embodying or produced through the use of Dartmouth's or joint inventions, at reasonable terms and conditions as the parties may agree.

The Company will reimburse Dartmouth for all costs associated with obtaining and maintaining Dartmouth Pre-existing Patent Rights. As of June 30, 2008, the Company paid in total of $149,300 for research expenses as per agreement with Dartmouth.

Note 10 - Stock Options

As of June 30, 2008, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term (years)	value

Outstanding at December 31, 2006	11,275,000	0.65
Cancelled	(9,275,000)	0.68
Outstanding at June 30, 2008 and
December 31, 2007	2,000,000	0.52	8.09	$ -

Exercisable at June 30, 2008	-	$ 0.52

Available for grant at June 30, 2008	20,275,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The change of the amount is based on the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the periods ended June 30, 2008 and 2007 is as follows:

		Fair value
	Shares	per share

Unvested, January 1, 2007	2,000,000	$ 0.48
Granted	-	-
Vested	-	-
Cancelled	-	-
Unvested, June 30, 2008 and December 31, 2007	2,000,000	0.48

During the three months and six months ended June 30, 2008, compensation expenses of $nil (2007: $489,621) and $13,624 (2007: $979,242) were recognized for options previously granted which is included in other operating expenses in the consolidated statement of operations. As of June 30, 2008, the Company had no unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of June 30, 2008 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2008	Life (Years)	Price	2008	Price

$ 0.52	2,000,000	8.09	$ 0.52	-	$ -

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 11 - Warrants

As of June 30, 2008, there were 10,897,081 warrants outstanding. Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.40 per share until September 25, 2010.

The warrants are callable by the Company if the Company’s common stock trades at a price of $0.70 or higher for 10 consecutive trading days on the OTCBB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and six months ending June 30, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

     PhytoMedical Technologies, Inc. together with its wholly owned subsidiaries is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.

Cancer Research

     Pursuant to PhytoMedical’s sponsored research agreement with Dartmouth College (“Dartmouth”), we are synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell. Following the preparation of starting materials, researchers will design, synthesize and test new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines will be tethered to the DNA with both flexible and semi-rigid linking chains. If successfully synthesized, the compounds will be submitted for evaluation in human cancer cell lines.

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

As at June 30, 2008, the Company paid in total of $241,913 as per agreement with ISU.

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

     As of June 30, 2008, the Company paid in total of $20,000 for the license fee and $31,223 for reimbursement of the patent costs and research expenses as per agreement with ISURF.

Dartmouth Agreement

     Pursuant to PhytoMedical’s sponsored research agreement with Dartmouth, we are synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell. Following the preparation of starting materials, researchers will design, synthesize and test new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines will be tethered to the DNA with both flexible and semi-rigid linking chains. The compounds will be submitted for evaluation in human cancer cell lines.

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

As of June 30, 2008, the Company paid in total of $149,300 for research expenses as per agreement with Dartmouth.

Results of Operation

     The Company has yet to establish any history of profitable operations. The Company has incurred operating losses of $333,414 and $700,162 for the three months ended June 30, 2008 and June 30, 2007, respectively. As a result, at June 30, 2008, the Company has an accumulated deficit of $26,142,353.

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

Three and Six Months Ended June 30, 2008 and 2007

     The Company had no revenues in the three and six months ended June 30, 2008 and June 30, 2007. Our expenses decreased 62% to $254,715 in the three months ended June 30, 2008, from $664,038 in the same period in 2007.

     Our expenses decreased 38% to $872,198 in the six months ended June 30, 2008, from $1,411,846 in the same period in 2007. This decrease of $539,648 for the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to a decrease in other operating activities.

     Interest income increased 434% to $4,751 in the three months ended June 30, 2008, from $890 during the same period in 2007, reflecting higher than average cash balances maintained during most of the second quarterly period in 2008. For the six months ended June 30, 2008 and in the same period in 2007, interest income has increased 472% to $18,152 from $3,173, reflecting higher than average cash balances maintained during most of the first two fiscal quarterly periods in 2008.

     We incurred net losses of $328,663 and $699,272 during the three months ended June 30, 2008 and in the same period in 2007, respectively and we also incurred net losses of $1,081,997 and $1,498,635 for the six months ended June 30, 2008 and June 30, 2007.

Liquidity and Capital Resources

     As at June 30, 2008, the Company had a cash balance of $1,097,566. The Company has financed its operations primarily from cash on hand and funds for private placement during the six month period ending June 30, 2008.

     Net cash flows used in operating activities was $1,081,006 for the six month period ending June 30, 2008, compared to net cash flows used of $647,008 for the same period in 2007.

     Net cash used in by financing activities was $250,000 for the six months period ending June 30, 2008 compared to net cash provided by financing activities was $355,000 for the same period in 2007. The Company has financed its operations primarily from cash on hand and through a private placement.

At this time, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Directors Fees: During the three months and six months ended June 30, 2008, the Company charged $nil (2007: $3,400) and $3,150 (2007: $3,400) to operations for director fees incurred for services rendered respectively.

Notes Payable and Accrued Interest: Notes Payable totaled $750,000 as of June 30, 2008, representing unsecured loans of $750,000 (8.50%) due to Mr. Harmel S. Rayat, a director and majority shareholder of the Company. During the six months ended June 30, 2008, the Company repaid $250,000 to the director and majority shareholder with the accrued interest of $67,664. The entire principal and accrued interest is due and payable on demand. Accrued and unpaid interest on the remaining note as of June 30, 2008, amounted to $219,020 and is included in interest payable - related parties.

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

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $9,504 (2007: $8,666) and $15,956 (2007: $16,855) for three months and six months ended June 30, 2008 respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company. He is also an officer, director and shareholder of each of HepaLife Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and International Energy, Inc.

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

     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company have not yet determined the effect on the consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

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

ITEM 4. Controls and Procedures Disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2008.

PhytoMedical Technologies, Inc.
(Registrant)

Date	Signature	Title

August 13, 2008	/s/ Greg Wujek	Director, President, CEO
Greg Wujek

August 13, 2008	/s/ Harmel Rayat	Director, Secretary, Treasurer,
	Harmel S. Rayat	Chief Financial Officer,
Principal Accounting Officer