Form 10-Q
period 2008-09-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2008-11-07
CIK 1002422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-28790
____________________

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(Exact name of registrant as specified in its charter)

Nevada	87-0429962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Overlook Drive, 2nd Floor, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(800) 611-3388
(Registrant's telephone number, including area code)
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,398,290 shares of Common Stock, par value $0.00001, were outstanding on November 1, 2008.

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Unaudited)

	September 30,	December 31,
(Expressed in U.S. Dollars)	2008	2007

ASSETS
Current assets
Cash	$813,406	$2,434,230
Prepaid expenses	720	-

Total current assets	814,126	2,434,230

Equipment, net of accumulated depreciation (Note 4)	-	3,917
Intangible assets - license fees (Note 7 and Note 10)	35,000	20,000

Total assets	$849,126	$2,458,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable	$3,383	$-
Accrued liabilities	469	2,970
Interest payable - related parties (Note 5)	238,884	241,253
Notes payable - related party (Note 5)	750,000	1,000,000

Total liabilities	992,736	1,244,223

STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit)
Preferred stock: $0.25 par value; Authorized: 1,000,000 Issued and outstanding: nil	-	-
Common stock: $0.00001 par value; Authorized: 300,000,000 Issued and outstanding: 200,398,290 (2007: 200,398,290)	2,004	2,004
Additional paid-in capital	26,285,899	26,272,275
Accumulated other comprehensive income	3,152	1
Accumulated deficit	(26,434,665)	(25,060,356)

Total stockholders' equity (deficit)	(143,610)	1,213,924

Total liabilities and stockholders' equity (deficit)	$849,126	$2,458,147

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Expressed in U.S. Dollars)	2008	2007	2008	2007

Revenue	$-	$-	$-	$-

Operating expenses
Directors fees - related party (Note 5)	3,000	-	6,150	3,400
Investor relations	6,815	-	492,360	37,215
Wages and benefits	98,051	254,094	288,158	1,478,097
Research and development costs (Notes 6, 7, 8, 9 and 10)	116,017	30,363	343,968	120,325
Other operating expenses	40,652	44,490	184,477	137,654
Total operating expenses	264,535	328,947	1,315,113	1,776,691

Operating loss	(264,535)	(328,947)	(1,315,113)	(1,776,691)

Other income (expense)
Interest income	3,546	5,855	21,698	9,028
Interest expense	(19,864)	(29,650)	(65,857)	(81,397)
Loss on disposal of fixed assets	(8,068)	-	(8,068)	-
Foreign exchange loss	(3,391)	(352)	(6,969)	(2,669)

Net loss available to common shareholders	$(292,312)	$(353,094)	$(1,374,309)	$(1,851,729)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	200,398,290	190,411,696	200,398,290	189,860,919

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
for the nine months ended September 30, 2008 and year ended December 31, 2007
(Unaudited)

	Common Stock		Additional	Accumulated	Comprehensive	Accumulated other comprehensive	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	deficit	loss	income	Deficiency

Balance, December 31, 2006	189,181,866	$1,892	$21,722,319	$(22,904,995)		-	$(1,180,784)

Common stock issued for cash	533,091	5	229,995	-	-	-	230,000

Common stock issued for cash, net	10,683,333	107	1,910,713	-	-	-	1,910,820

Issuance of warrants on private placement	-	-	1,175,167	-	-	-	1,175,167

Issuance of warrants to broker as commission	-	-	23,513				23,513

Stock based compensation expenses	-	-	1,210,568	-	-	-	1,210,568

Foreign currency translation adjustment					1	1	1

Loss, year ended December 31, 2007	-	-	-	(2,155,361)	(2,155,361)	-	(2,155,361)

					(2,155,360)
Balance, December 31, 2007	200,398,290	2,004	26,272,275	(25,060,356)		1	1,213,924

Stock based compensation expenses			13,624				13,624

Foreign currency translation adjustment					3,151	3,151	3,151

Loss, nine months ended September 30, 2008				(1,374,309)	(1,374,309)		(1,374,309)

					$(1,371,158)
Balance, September 30, 2008	200,398,290	$2,004	$26,285,899	$(26,434,665)		3,152	$(143,610)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2008 and 2007
(Unaudited)

	Nine months ended
	September 30,	September 30,
(Expressed in U.S. Dollars)	2008	2007

Cash flows from operating activities
Net loss	$(1,374,309)	$(1,851,729)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization and depreciation	2,022	6,971
Stock based compensation	13,624	1,169,697
Loss on disposal of fixed assets	8,068	-
Change in non-cash working capital items:
(Increase) Decrease in prepaid expenses	(720)	4,147
Increase in accounts payable	3,383	32,069
Decrease in accrued liabilities	(2,501)	(171,776)
Increase (Decrease) in interest payable	(2,369)	76,692
Net cash used in operating activities	(1,352,802)	(733,929)

Cash flows from investing activities
Additions to equipment	(6,173)	-
Additions to intangible assets - license fees	(15,000)	-
Net cash used in investing activities	(21,173)	-

Cash flows from financing activities
Proceeds from issuance of common stocks and warrants	-	3,339,500
Proceeds from loan from stockholder	-	150,000
Repayment of loan to stockholder	(250,000)	(25,000)
Net cash provided by (used in) financing activities	(250,000)	3,464,500

Effect of foreign exchange rate	3,151	1

Increase (decrease) in cash	(1,620,824)	2,730,572

Cash, beginning of period	2,434,230	386,457
Cash, end of period	$813,406	$3,117,029

Supplemental disclosure of cash flow information:
Interest paid in cash	$68,226	$4,705
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008
(Expressed in US Dollars)

Note 1.  Organization and Going Concern Uncertainties

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

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Although management believes that the Company has sufficient financial resources and commitments to sustain its current level of research and development activities through the end of 2008, any expansion, acceleration or continuation of such activities (beyond 2008) will require additional capital which may not be available to the Company, if at all, on terms and conditions that the Company finds acceptable. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, director and majority shareholder of the Company a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  At September 30, 2008, the Company had an unsecured promissory note in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears an interest rate of 8.50%.  The entire principal and accrued interest is due and payable on demand.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of PhytoMedical Technologies, Inc., its subsidiaries, PhytoMedical Technologies Corp. and PolyPhenol Technologies Corp., both of which were incorporated under the laws of the State of Nevada and PhytoMedical Technologies Ltd., which was incorporated in British Columbia, Canada on April 11, 2007.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of PhytoMedical Technologies, Inc. and Subsidiaries, include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position as of September 30, 2008 and December 31, 2007 and the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2007 Annual Report on Form 10-KSB.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement is did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS No. 160 to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS 141R to have a material effect on the consolidated financial statements.

Note 3.  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2008 and 2007, because their effect would be antidilutive, are stock options and warrants to acquire 12,897,081 shares of common stock with a weighted-average exercise price of $0.42 per share.

Following is the computation of basic and diluted loss per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator - net loss available to common stockholders	$(292,312)	$(353,094)	$(1,374,309)	$(1,851,729)

Denominator - weighted average number of common shares outstanding	200,398,290	190,411,696	200,398,290	189,860,919

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Note 4.  Equipment

	September 30,	December 31,
	2008	2007

Computer equipment	$-	$6,040
Office equipment	-	19,613
	-	25,653
Less: accumulated depreciation	-	(21,736)
	$-	$3,917

During the three months ended September 30, 2008, the Company removed the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which, effective September 1, 2008, was closed.  The Company recorded a loss on disposal of fixed assets of $8,068 in the consolidated statements of operations for the three and nine months ended September 30, 2008.

Depreciation expense was $2,022 and $6,971 for the nine months ended September 30, 2008 and 2007.

Note 5.  Related Party Transactions

Non-Employee Directors Fees: During the three and nine months ended September 30, 2008, the Company incurred $3,000 and $6,150 for non-employee directors fees.  During the three and nine months ended September 30, 2007, the Company incurred $nil and $3,400 for non-employee director fees.

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, director and majority shareholder of the Company a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the nine months ended September 30, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664. At September 30, 2008, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  At September 30, 2008, accrued interest on the $750,000 remaining promissory note was $238,884 and is included in interest payable - related parties. The entire principal and accrued interest is due and payable on demand.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise is owned by a private corporation controlled by a director and majority shareholder. Rent expense for this administrative office for the three and nine months ended September 30, 2008 was $6,283 and $22,239.  Rent expense for this administrative office for the three and nine months ended September 30, 2007 was $9,281 and $26,136.   Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 6.  Iowa State University Cooperative Agreement

On February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into a Sponsored Research Agreement with Iowa State University (ISU). Under terms of the agreement, PhytoMedical will continue to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.

Contractual Obligations under the ISU Agreement are as follows:

Year 1: $62,251 (paid as of September 30, 2008) to ISU in 4 quarterly installments, the first of which was due within 30 days of signing of the sponsored research agreement, the second of which was due to ISU 3 months from the previous payment;

Year 2: $70,295 ($35,148 of which was paid as of September 30, 2008) to ISU in 4 quarterly installments, the first of which was due to ISU 3 months from the previous payment; and

Year 3: $72,140 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

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

As of September 30, 2008, the Company has paid a total of $97,399 pursuant to the terms of the ISU Sponsored Research Agreement of which $66,273 and $31,126 is included in research and development expense for the nine months ended September 30, 2008 and 2007.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $506 and $20,297 during the nine months ended September 30, 2008 and 2007 for other out-of-pocket costs that are included in research and development expense.

Note 7.  Iowa State University Research Foundation License Agreement

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

Under terms of the agreement, the Company has to pay to ISURF license fees, of which $20,000 was payable (paid) within 30 days of execution of the agreement, $50,000 is payable upon completion of the first successful Phase 2 clinical trial and the remaining $250,000 is payable upon first approval by the regulatory authority on new drug application. In addition, ISURF will receive royalty payments equal to 5% on the net sales of products, except that 3% will apply on the net sales of pharmaceutical products. The Company will pay a minimum annual royalty of $20,000, $50,000 and $100,000 in calendar year 2010, 2011, 2012 and onwards, respectively. The Company also has to reimburse ISURF the cost incurred for filing, prosecuting and maintaining the licensed patents together with 15% of the said costs, not exceeding $10,000, as the administration fee. The Company will administrate the development, regulatory approval and commercialization of the compounds and pursue future collaborative arrangements.

As of September 30, 2008, the Company has paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF.  Of the total $31,223 paid to ISURF for patent and research costs, $nil and $2,304 is included in research and development expense for the nine months ended September 30, 2008 and 2007.

Note 8.  Ricerca Development Agreements

The Company announced in July 2006 that it had entered into a development agreement with Ricerca BioSciences (“Ricerca”), to begin development work on the Company’s BDC-03 compound for cachexia.   The Company terminated the BDC-03 development in November 2007 and currently utilizes Ricerca as a research vendor on an as needed basis.

As of September 30, 2008, the Company paid a total of $216,298 for services provided by Ricerca, of which $151,103 and $13,500 is included in research and development expense for the nine months ended September 30, 2008 and 2007.

Note 9.  Dartmouth Sponsored Research Agreement

On May 25, 2007, the Company entered into a Sponsored Research Agreement with Dartmouth College, in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. Dartmouth granted the Company the option of a world-wide, royalty-bearing exclusive license to make, have made, use and sell in the field of oncology, the products embodying or produced through Dartmouth’s previous and future patents and through any joint-inventions related to the agreement, at reasonable terms and conditions as the parties may agree.

The Company will reimburse Dartmouth for all costs associated with obtaining and maintaining Dartmouth’s pre-existing patents related to the subject technology.

As of September 30, 2008, the Company has paid a total of $161,050 pursuant to the Sponsored Research Agreement with Dartmouth, of which $103,550 and $16,375 is included in research and development expense for the nine months ended September 30, 2008 and 2007.

Note 10.  Dartmouth License Agreement

On September 1, 2008, the Company entered into an exclusive license agreement with the Trustees of Dartmouth College (“DC”) to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators.  These anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell.

Under the terms of the agreement, the Company has to pay to DC license fees based upon milestones in addition to an upfront payment (paid) within 30 days of execution of the agreement.   In addition, DC will receive royalty payments on the net sales of products.   The Company will pay an annual royalty throughout the duration of the agreement.   The Company also has to reimburse DC the costs incurred for filing, prosecuting and maintaining the licensed patents. The Company will administrate the development, regulatory approval and commercialization of the compounds and pursue future collaborative arrangements.

Note 11.  Stock Options

On July 12, 2001, the Company approved its 2001 Stock Option Plan (the “2001 Plan”), which has 10,000,000 shares reserved for issuance thereunder, all of which were registered under Form S-8 on October 2, 2003. On July 25, 2005, the Company approved its 2005 Stock Option Plan (the “2005 Plan”), which has 15,000,000 shares reserved for issuance thereunder. The 2001 Plan and 2005 Plan provides shares available for options granted to employees, directors and others. The options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R Share-Based Payment (“SFAS 123R”), Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation expense was required to be recognized for stock options granted that had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified-prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period. Stock compensation cost related to options that are fully vested upon grant is recognized immediately.  Stock compensation cost related to options that have a vesting period is amortized ratably over the requisite service period.

A summary of the Company’s year-to-date stock option activity and related information follows:

	Number of options	Weighted average exercise price	Remaining contractual term (years)	Aggregate intrinsic value

Outstanding at December 31, 2006	11,275,000	0.65
Cancelled	(9,275,000)	0.68
Outstanding at December 31, 2007 and September 30, 2008	2,000,000	0.52	7.84	$-

Exercisable at September 30, 2008	-

Available for grant at September 30, 2008	20,275,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s stock.

At September 30, 2008 and December 31, 2007, the Company had unvested stock options to purchase 2,000,000 shares of the Company’s common stock at a fair value per share of $0.48.

During the three and nine months ended September 30, 2008, stock-based compensation expense of $nil and $13,624 was recognized for options previously granted. During the three and nine months ended September 30, 2007, stock-based compensation expense of $190,455 and $1,169,697 was recognized for options previously granted. As of September 30, 2008, the Company had no unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of September 30, 2008 can be summarized as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.52	2,000,000	7.84	$0.52	-	$-	N/A

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 12.  Warrants

As of September 30, 2008, there were 10,897,081 warrants outstanding. Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.40 per share until September 25, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ended September 30, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

Research and Development Costs

Research and development costs represent costs incurred to develop our technology incurred pursuant to our sponsored research agreements with ISU and Dartmouth College. The agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. We charge all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period. We do not track research and development expenses by project. In addition, costs for third party laboratory work might occur.

Cooperative and License Agreements

Iowa State University Cooperative Agreement

On February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into a Sponsored Research Agreement with Iowa State University (ISU). Under terms of the agreement, PhytoMedical will continue to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.

Contractual Obligations under the ISU Agreement are as follows:

Year 1: $62,251 (paid as of September 30, 2008) to ISU in 4 quarterly installments, the first of which was due within 30 days of signing of the sponsored research agreement, the second of which was due to ISU 3 months from the previous payment;

Year 2: $70,295 ($35,148 of which was paid as of September 30, 2008) to ISU in 4 quarterly installments, the first of which was due to ISU 3 months from the previous payment; and

Year 3: $72,140 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

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

As of September 30, 2008, the Company has paid a total of $97,399 pursuant to the terms of the ISU Sponsored Research Agreement of which $66,273 and $31,126 is included in research and development expense for the nine months ended September 30, 2008 and 2007.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $506 and $20,297 during the nine months ended September 30, 2008 and 2007 for other out-of-pocket costs that are included in research and development expense.

Iowa State University Research Foundation License Agreement

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

Under terms of the agreement, the Company has to pay to ISURF license fees, of which $20,000 was payable (paid) within 30 days of execution of the agreement, $50,000 is payable upon completion of the first successful Phase 2 clinical trial and the remaining $250,000 is payable upon first approval by the regulatory authority on new drug application. In addition, ISURF will receive royalty payments equal to 5% on the net sales of products, except that 3% will apply on the net sales of pharmaceutical products. The Company will pay a minimum annual royalty of $20,000, $50,000 and $100,000 in calendar year 2010, 2011, 2012 and onwards, respectively. The Company also has to reimburse ISURF the cost incurred for filing, prosecuting and maintaining the licensed patents together with 15% of the said costs, not exceeding $10,000, as the administration fee. The Company will administrate the development, regulatory approval and commercialization of the compounds and pursue future collaborative arrangements.

As of September 30, 2008, the Company has paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF.  Of the total $31,223 paid to ISURF for patent and research costs, $nil and $2,304 is included in research and development expense for the nine months ended September 30, 2008 and 2007.

Ricerca Development Agreements

The Company announced in July 2006 that it had entered into a development agreement with Ricerca BioSciences (“Ricerca”), to begin development work on the Company’s BDC-03 compound for cachexia.   The Company terminated the BDC-03 development in November 2007 and currently utilizes Ricerca as a research vendor on an as needed basis.

As of September 30, 2008, the Company paid a total of $216,298 for services provided by Ricerca, of which $151,103 and $13,500 is included in research and development expense for the nine months ended September 30, 2008 and 2007.

Dartmouth Sponsored Research Agreement

On May 25, 2007, we entered into a Sponsored Research Agreement with Dartmouth College, pursuant to which we are synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell.  Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.  Following the preparation of starting materials, researchers will design, synthesize and test new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines will be tethered to the DNA with both flexible and semi-rigid linking chains.  The compounds will be submitted for evaluation in human cancer cell lines.

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

As of September 30, 2008, the Company has paid a total of $161,050 pursuant to the Sponsored Research Agreement with Dartmouth, of which $103,550 and $16,375 is included in research and development expense for the nine months ended September 30, 2008 and 2007.

Dartmouth License Agreement

On September 1, 2008, the Company entered into an exclusive license agreement with the Trustees of Dartmouth College (“DC”) to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators.  These anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell.

Under the terms of the agreement, the Company has to pay to DC license fees based upon milestones in addition to an upfront payment (paid) within 30 days of execution of the agreement.   In addition, DC will receive royalty payments on the net sales of products.   The Company will pay an annual royalty throughout the duration of the agreement.   We also have to reimburse DC the costs incurred for filing, prosecuting and maintaining the licensed patents. We will administrate the development, regulatory approval and commercialization of the compounds and pursue future collaborative arrangements.

Results of Operations

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $292,312 and $353,094 for the three months ended September 30, 2008 and 2007 and $1,374,309 and $1,851,729 for the nine months ended September 30, 2008 and 2007. As a result, at September 30, 2008, the Company has an accumulated deficit of $26,434,665.

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

Three and Nine Months Ended September 30, 2008 and 2007

The Company had no revenues during the three and nine months ended September 30, 2008 and 2007.

Operating expenses were $264,535 during the three months ended September 30, 2008, a decrease of $64,412 or 20%, from $328,947 during the same period in 2007. The decrease was substantially due to the Company recording $190,455 of stock based compensation expense during the three months ended September 30, 2007 compared to $nil during the three months ended September 30, 2008 related to stock options previously granted. On August 1, 2006, the Company cancelled 2,250,000 stock options granted to an employee on April 6, 2006, while simultaneously granting 2,000,000 stock options. The fair value of the 2,000,000 stock options was $2,667,500 which was amortized over the expected service periods, expected to be completed during the quarter ended March 31, 2008.  This decrease was offset by an increase in research and development expense of $85,654 primarily as a result of the increase in amounts paid to Ricerca under the Sponsored Research Agreement.

Operating expenses were $1,315,113 during the nine months ended September 30, 2008, a decrease of $461,578 or 26%, from $1,776,691 during the same period in 2007.  The decrease was substantially due to the Company recording $1,169,697 of stock based compensation expense during the nine months ended September 30, 2007 compared to $13,624 during the nine months ended September 30, 2008.  This decrease was offset by increases in investor relations expense of $455,145 and research and development expense of $223,643 during the nine months ended September 30, 2008 compared to 2007. Investor relations expense represents fees paid to a firm to promote the Company's technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings. The increase in research and development expense is primarily due to the payments made pursuant to the Ricerca Development Agreements and the Dartmouth Sponsored Research Agreement.

Interest income was $3,546 and $5,855 for the three months ended September 30, 2008 and 2007.  Interest income was $21,698 for the nine months ended September 30, 2008, an increase of $12,670 or 140%, from $9,028 during the same period in 2007.  This increase reflects the higher average cash balance maintained during most of the first three quarterly periods in 2008 compared to 2007 as a result of the private placement completed by the Company in September 2007, raising net proceeds of $3,109,500.

Interest expense was $19,864 for the three months ended September 30, 2008, a decrease of $9,786 or 33%, from $29,650 during the same period in 2007.  The decrease is the result of a decrease in the principal balance of the 8.5% interest bearing Note Payable – Related Party.  The principal balance was $750,000 during the third quarter of 2008 compared to $1,338,776 during the third quarter of 2007.

Interest expense was $65,857 for the nine months ended September 30, 2008, a decrease of 15,540 or 19%, from $81,397 during the same period in 2007 as a result of a lower weighted average principal outstanding balance on the Note Payable – Related Party note during the nine months ended September 30, 2008.

The Company recorded a loss on disposal of fixed assets of $8,068 during the three months ended September 30, 2008 as a result of the removal of  the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which, effective September 1, 2008, was closed.

The Company incurred a net loss of $292,312 and $353,094 during the three months ended September 30, 2008 and 2007.  The Company incurred a net loss of $1,374,309 and $1,851,729 for the nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $26,434,665 through September 30, 2008.  Additionally, the Company has expended a significant amount of cash in developing its technology.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2008, the Company had a cash balance of $813,406. The Company has financed its operations primarily from funds received pursuant to a private placement completed by the Company in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $1,352,802 for the nine months ended September 30, 2008, compared to net cash used of $733,929 for the same period in 2007.  The increase in cash used was substantially due to increases in investor relations expense of $455,145 and research and development expense of $223,643 during the nine months ended September 30, 2008 compared to 2007.

Net cash used in investing activities was $21,173 for the nine months ended September 30, 2008, compared to $nil during the same period in 2007.  During the nine months ended September 30, 2008, the Company purchased $6,173 of equipment and paid $15,000 to Dartmouth College for a license fee.

Net cash used in financing activities was $250,000 for the nine months ended September 30, 2008 compared to net cash flows provided by financing activities of $3,464,500 for the same period in 2007.  During the nine months ended September 30, 2008, the Company repaid $250,000 of the outstanding principal balance on the Notes Payable- Related Party.  During the nine months ended September 30, 2007, the Company received net proceeds of $3,109,500 pursuant to a private placement.

Related Party Transactions

Non-Employee Directors Fees: During the three and nine months ended September 30, 2008, the Company incurred $3,000 and $6,150 for non-employee directors fees.  During the three and nine months ended September 30, 2007, the Company incurred $nil and $3,400 for non-employee director fees.

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, director and majority shareholder of the Company a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the nine months ended September 30, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664. At September 30, 2008, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  At September 30, 2008, accrued interest on the $750,000 remaining promissory note was $238,884 and is included in interest payable - related parties. The entire principal and accrued interest is due and payable on demand.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise is owned by a private corporation controlled by a director and majority shareholder. Rent expense for this administrative office for the three and nine months ended September 30, 2008 was $6,283 and $22,239.  Rent expense for this administrative office for the three and nine months ended September 30, 2007 was $9,281 and $26,136.   Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company does not have any contractual obligations other than the Cooperative and License Agreements, Notes Payable and Accrued Interest and operating lease with the related party as discussed above.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly  authorized.

PhytoMedical Technologies, Inc.
(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Date	Signature	Title

November 6, 2008	/s/ Greg Wujek	Director, President, CEO
Greg Wujek

November 6, 2008	/s/ Gary Branning	Director, Secretary, Treasurer,
	Gary Branning	Chief Financial Officer