Form 10-K
period 2008-12-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2009-03-20
CIK 1002422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-28790

PHYTOMEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0429962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Overlook Drive, 2nd Floor	08540
Princeton, New Jersey	(Zip Code)
(Address of principal executive offices)

(800) 611-3388
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2008 as reported on the OTC Bulletin Board was $10,768,786.

As of March 12, 2009, there were 200,398,290 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PHYTOMEDICAL TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.  BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended December 31, 2008, and specifically in the item entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-K should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Description of Business

PhytoMedical Technologies, Inc. was incorporated in the State of Nevada on July 25, 2001; and together with its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenal”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”) is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities. PolyPhenal was incorporated on August 24, 2004 in the State of Nevada and has no assets and liabilities.  PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office.  For convenience, the terms “Company” and “we,” “us,” and “our” are used to refer collectively to the parent company and the subsidiaries through which the Company’s various businesses are actually conducted.

Because the Company is a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K are not required to be made by the Company.

Cancer Research

Pursuant to the Company’s Sponsored Research Agreement with Dartmouth College (“Dartmouth”), which was amended on October 1, 2008 extending it to September 30, 2009, it is synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.  Following the preparation of starting materials, researchers will design, synthesize and test new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines will be tethered to the DNA with both flexible and semi-rigid linking chains.  If successfully synthesized, the compounds will be submitted for evaluation in human cancer cell lines.

Depending on research outcomes, the Company plans to fund various in vitro (test tube) and in vivo (animal) experiments that will involve the use of several commercially available human cancer cell lines covering key areas of concern such as glioblastoma (tumors related to the central nervous system, including but not limited to the brain, spinal cord and optic nerve), small cell lung, breast, kidney, pancreatic, and liver cancers.  The Company’s goal, based on the results of both the in vitro and in vivo tests, will involve identification of the key compound(s) that demonstrated the greatest anti-cancer activity per human cancer cell line.

Diabetes Research

Through a Sponsored Research Agreement with Iowa State University (“ISU”), the Company was working to synthesize certain insulin enhancing (or mimetic) compounds isolated and characterized from cinnamon bark over a ten year period by a team of United States Department of Agriculture (“USDA”) Agricultural Research Service (“ARS”) scientists.  These compounds increase insulin sensitivity by activating key enzymes that stimulate insulin receptors while inhibiting the enzymes that deactivate them.

The primary objectives of the Company’s research was to synthesize the active compounds found in cinnamon and characterize their beneficial health effects in cell cultures systems, animals, and ultimately humans. Once active compounds had been synthesized, characterized and tested, the Company intended to apply for patents for the synthesis and use of such synthetic compounds.

On December 18, 2008 the company was notified by ISU that the patent application for the insulin enhancing synthesized compounds was rejected by the US Patent Office.  After further review of the rejection letter along with the culminated research costs incurred by the Company, the Company determined it was in the best interests of the Company to terminate its license agreement with Iowa State Research Foundation (“ISURF”) and its Sponsored Research Agreement with ISU.  Pursuant to the terms of the license agreement and Sponsored Research Agreement, the Company provided written notice of termination to both ISURF and ISU on January 6, 2009.

Research and Development

Research and development costs represent costs incurred to develop the Company’s technologies and are incurred pursuant to the Company’s sponsored research agreements with Dartmouth and ISU and third party contract research organizations. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs.

The Company relies primarily on Dartmouth, ISU and the third party contract research organizations, to conduct, monitor and assess its research.  The Company may have no control over the specifics of, and possible direction that the research may take.  Accordingly, there can be no assurance that such organizations will conduct the Company’s research in a manner that will lead to the commercialization of any products.

The Company is also dependent upon the services of certain key collaborating scientific personnel who are not employed by the Company, including the principal investigator with respect to the Company’s ongoing research related to cancer. The loss of this investigator’s services could have a materially adverse effect on the Company, unless a qualified replacement could be found. The Company has no control over whether its principal investigators or other scientific personnel will choose to remain involved with the Company’s projects. Since these individuals are not bound by contract to the Company nor employed by the Company directly, they might move on to other research.

The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period. Research and development expense for the years ended December 31, 2008 and 2007 were $396,989 and $147,179.

Competition

The Company’s commercial success will depend on its ability and the ability of its sub-licensees, if any, to compete effectively in product development areas such as, but not limited to, safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than any products derived from the Company’s research and development efforts or that would render such products obsolete and non-competitive.

The pharmaceutical and nutraceutical industries are characterized by intense competition, rapid product development and technological change. Most of the competition that the Company encounters will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any the Company may develop.

These companies may enjoy numerous competitive advantages, including:

•	significantly greater name recognition;
•	established relations with healthcare professionals, customers and third-party payers;
•	established distribution networks;
•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;
•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and
•	greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, the Company may not be able to compete effectively against these companies or their products.

Government and Safety Regulations

FDA Regulations

The Company has yet to develop any products for submission for regulatory approval. Any such products submitted for approval must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring any products to market; and, the Company cannot guarantee that approval will be granted. The pre-marketing approval process can be particularly expensive, uncertain and lengthy. A number of products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling and record-keeping procedures. If the Company does not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

Delays in obtaining, or the rejection of necessary approvals by the FDA or other government entity may also adversely affect the Company’s business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States. In the United States more stringent FDA oversight in product clearance and enforcement activities could result in the Company experiencing longer approval cycles, more uncertainty, greater risk and significantly higher expenses. Even if regulatory approval is granted, this approval may entail limitations on uses for which any such product may be labeled and promoted. It is possible, for example, that the Company may not receive FDA approval to market any products, based on the Company’s research and development program for broader or different applications or to market updated products that represent extensions of any such products.  In addition, the Company may not receive FDA approval to export products in the future, and countries to which products are to be exported may not approve them for import.

 Any manufacturing facilities would also be subject to continual review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge the Company’s compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with any of the Company’s research and development efforts or products, if any, derived from such research and development, or facilities may result in marketing, sales and manufacturing restrictions, being imposed, as well as possible enforcement actions.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to the Company’s research and development programs and products, if any, derived from such research.  It is possible that the FDA will issue additional regulations further restricting the sale of products based on the Company’s underlying research and development activities. Any change in legislation or regulations that govern the review and approval process relating to the Company’s future products, if any, could make it more difficult and costly to obtain approval, or to produce, market, and distribute such products even if approved.

Animal Testing

The Company’s research and development efforts involve laboratory animals. The Company may be adversely affected by changes in laws, regulations or accepted procedures applicable to animal testing or by social pressures that would restrict the use of animals in testing or by actions against the Company’s collaborators or the Company by groups or individuals opposed to such testing.

Environmental Regulations

The Company’s research and development programs do not generally involve the handling of potentially harmful biological materials or hazardous materials, but they may occasionally do so. The Company, ISU, Dartmouth and the Company’s contract research organizations are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, the Company could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on the Company’s business, financial condition and results of operations. The Company may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. The Company may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm the Company’s business, financial condition and results of operations.

Intellectual Property

The Company does not own any patents regarding any of its research and development activities.  The Company acquired the world wide licensing rights for anti-cancer compounds from Dartmouth, effective September 1, 2008 (the “Dartmouth License”).  These compounds are derived from anti-cancer agents, claimed in Dartmouth United States Patent No.: 6,187,787.  Under the terms of the license, the Company is obligated to make certain minimum royalty payments and Dartmouth has reserved a non-transferable royalty-free right to use the Dartmouth Patent Rights and Dartmouth Know-How in the Field itself, including use by its faculty, staff and researchers, for educational and research purposes only.

The Company has submitted a Confidential Treatment Request with the United States Securities and Exchange Commission, which is currently pending. A redacted copy of the exclusive worldwide Dartmouth License was filed on Form 8-K dated October 21, 2008 and filed on October 22, 2008.

The Company can assert rights to addendums and future patents specific to the term of their licensing agreement with Dartmouth.  However, the Company may not be able to assert any rights, under its sponsored research agreements, to any patents held by ISURF or Dartmouth.  Third parties could, in the future, assert infringement or misappropriation claims against the Company with respect to its current research and development program or future products, if any, derived from the Company’s research and development program. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, the Company cannot be certain that it has not infringed the intellectual property rights of such third parties.

Any infringement or misappropriation claim could cause the Company to incur significant costs, could place significant strain on the Company’s financial resources, divert management’s attention from its business and harm its reputation. If the relevant patents were upheld as valid and enforceable and the Company were found to infringe, it could be prohibited from continuing its research and development activities and from marketing or selling products, if any, derived from the Company’s research efforts unless it could obtain licenses to use the technology covered by the patent or are able to design around the patent. The Company may be unable to obtain a license on terms acceptable to it, if at all, and it may not be able to commercialize any products. A court could also order the Company to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm the Company’s reputation, business, financial condition and operating results. Depending on the nature of the relief ordered by the court, the Company could become liable for additional damages to third parties.

Employees

Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating the employment of all of its employees in Vancouver.  As a result of this downsizing, as of September 1, 2008 and the date of this report, the Company employs only one person on a full time basis, Mr. Greg Wujek, its President and Chief Executive Officer. As of the date of this report, the Company does not have any part time employees.

The Company considers its relationship with its employee to be good. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers which would preclude them from providing services to the Company.

All of the Company’s research and development activities are provided on its behalf by scientists and others employed by academic institutions with which the Company has agreements or by third party providers.  The Company plans to retain and utilize the services of outside consultants, including members of its Advisory Board, as the need arises.

ITEM 2.  PROPERTIES

The Company's corporate office is located at 100 Overlook Drive, 2nd Floor, Princeton, New Jersey, 08540.

Until August 31, 2008, the Company’s administrative office was located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise in Vancouver, British Columbia is owned by a private corporation controlled by a former director and a controlling shareholder of the Company.  Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees in Vancouver, British Columbia.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report, the Company is not party to any legal proceedings nor is it aware of any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on October 16, 2008, at which time the stockholders voted on the following proposals:

ITEM 1.

The election of a board of directors to serve until the next Annual Meeting or until their respective successors are duly elected and have qualified.

	Votes For	Votes Against	Votes Abstained

Mr. Greg Wujek	137,625,202	871,816	232,190
Mr. Gary Branning	137,788,684	713,334	227,190
Mr. Raymond Krauss	137,639,256	781,454	308,498
Mr. Harmel S. Rayat (1)	137,546,064	949,952	233,192

(1) Mr. Rayat resigned from the board of directors, effective September 5, 2008.

ITEM 2.

To ratify the appointment of Peterson Sullivan, LLP for the fiscal year ending December 31, 2008.

Votes For	Votes Against	Votes Abstained
137,751,726	728,291	249,191

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “PYTO”.

The following table sets forth the high and low closing sale prices for the Company's Common Stock for each quarter during the past two fiscal years as reported by the OTCBB:

	High	Low
Fiscal Year 2008
First Quarter 2008 (January 1 – March 31, 2008)	$0.40	$0.22
Second Quarter 2008 (April 1 – June 30, 2008)	$0.32	$0.12
Third Quarter 2008 (July 1 – September 30, 2008)	$0.14	$0.05
Fourth Quarter 2008 (October 1 – December 31, 2008)	$0.10	$0.03

Fiscal Year 2007
First Quarter 2007 (January 1 – March 31, 2007)	$0.55	$0.36
Second Quarter 2007 (April 1 – June 30, 2007)	$0.50	$0.32
Third Quarter 2007 (July 1 – September 30, 2007)	$0.50	$0.27
Fourth Quarter 2007 (October 1 – December 31, 2007)	$0.47	$0.28

As of February 17, 2009, there were approximately 300 stockholders of record of the Company's Common Stock.

Dividend Policy

The Company does not have a history of paying dividends on its Common Stock, and there can be no assurance that it will pay any dividends in the foreseeable future. The Company intends to use any earnings, which may be generated, to finance the growth of its businesses. The Company’s Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company’s existing equity compensation plans, as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	2,000,000	$0.52	20,250,000

Equity compensation plans not approved by security holders (2)	-	-	-

Total	2,000,000	$0.52	20,250,000

(1)	Consists of grants under the Company’s 2005 Stock Plan.

(2)
Consists of grants under individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which the Company will be obligated to issue equity compensation in the future.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of PhytoMedical Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K.

The Company’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. The Company reviews its estimates on an ongoing basis.

Cancer Research

Pursuant to the Company’s Sponsored Research Agreement with Dartmouth College (“Dartmouth”), which was amended on October 1, 2008 extending it to September 30, 2009, it is synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.  Following the preparation of starting materials, researchers will design, synthesize and test new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines will be tethered to the DNA with both flexible and semi-rigid linking chains.  If successfully synthesized, the compounds will be submitted for evaluation in human cancer cell lines.

Depending on research outcomes, the Company plans to fund various in vitro (test tube) and in vivo (animal) experiments that will involve the use of several commercially available human cancer cell lines covering key areas of concern such as glioblastoma (tumors related to the central nervous system, including but not limited to the brain, spinal cord and optic nerve), small cell lung, breast, kidney, pancreatic, and liver cancers.  The Company’s goal, based on the results of both the in vitro and in vivo tests, will involve identification of the key compound(s) that demonstrated the greatest anti-cancer activity per human cancer cell line.

Diabetes Research

Through a Sponsored Research Agreement with Iowa State University (“ISU”), the Company was working to synthesize certain insulin enhancing (or mimetic) compounds isolated and characterized from cinnamon bark over a ten year period by a team of United States Department of Agriculture (“USDA”) Agricultural Research Service (“ARS”) scientists.  These compounds increase insulin sensitivity by activating key enzymes that stimulate insulin receptors while inhibiting the enzymes that deactivate them.

The primary objective of the Company’s research was to synthesize the active compounds found in cinnamon and characterize their beneficial health effects in cell cultures systems, animals, and ultimately humans. Once active compounds had been synthesized, characterized and tested, the Company intended to apply for patents for the synthesis and use of such synthetic compounds.

On December 18, 2008 the company was notified by ISU that the patent application for the insulin enhancing synthesized compounds was rejected by the US Patent Office.  After further review of the rejection letter along with the culminated research costs incurred by the Company, the Company determined it was in the best interests of the Company to terminate its license agreement with Iowa State Research Foundation (“ISURF”) and its Sponsored Research Agreement with ISU.  Pursuant to the terms of the license agreement and Sponsored Research Agreement, the Company provided written notice of termination to both ISURF and ISU on January 6, 2009.

Sponsored Research and License Agreements

Iowa State University Sponsored Research Agreement

On February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into a Sponsored Research Agreement with Iowa State University (ISU). Under terms of the agreement, the Company continued to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.

Contractual Obligations under the ISU Sponsored Research Agreement were as follows:

Year 1: $62,251 (paid as of December 31, 2008) to ISU in 4 quarterly installments, the first of which was due within 30 days of signing of the Sponsored Research Agreement, the second of which was due to ISU 3 months from the previous payment;

Year 2: $70,295 ($52,721 of which was paid as of December 31, 2008) to ISU in 4 quarterly installments, the first of which was due to ISU 3 months from the previous payment; and

Year 3: $72,140 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

As of December 31, 2008, the Company has paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement of which $83,846 and $31,126 is included in research and development expense for the years ended December 31, 2008 and 2007.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $506 and $20,463 during the years ended December 31, 2008 and 2007 for other out-of-pocket costs that are included in research and development expense.

As of December 31, 2008 and upon written notice of termination of the Sponsored Research Agreement to ISU on January 6, 2009, the Company was current with respect to all contractual obligations owed to ISU pursuant to the Sponsored Research Agreement.

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

Under terms of the license agreement, the Company had to pay to ISURF license fees, of which $20,000 was payable (paid) within 30 days of execution of the agreement, $50,000 was payable upon completion of the first successful Phase 2 clinical trial and the remaining $250,000 was payable upon first approval by the regulatory authority on new drug application. The Company also has to reimburse ISURF the cost incurred for filing, prosecuting and maintaining the licensed patents together with 15% of the said costs, not exceeding $10,000, as the administration fee.

As of December 31, 2008, the Company has paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF.  Of the total $31,223 paid to ISURF for patent and research costs, $0 and $2,304 is included in research and development expense for the years ended December 31, 2008 and 2007.

As of December 31, 2008 and upon written notice of termination of the license agreement to ISURF on January 6, 2009, the Company was current with respect to all contractual obligations owed to ISURF pursuant to the license agreement.

Ricerca Development Agreements

The Company announced in July 2006 that it had entered into a development agreement with Ricerca BioSciences LLC (“Ricerca”), to begin development work on the Company’s BDC-03 compound for cachexia.  The Company terminated the BDC-03 development in November 2007 and currently utilizes Ricerca as a research vendor on an as needed basis.

As of December 31, 2008, the Company paid a total of $239,996 for services provided by Ricerca, of which $174,937 and $13,500 is included in research and development expense for years ended December 31, 2008 and 2007.

Dartmouth Sponsored Research Agreement

Pursuant to the Company’s Sponsored Research Agreement with Dartmouth College (“Dartmouth”), which was amended on October 1, 2008 extending it to September 30, 2009, it is synthesizing and testing a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.  Following the preparation of starting materials, researchers will design, synthesize and test new examples of compounds known to bind to DNA, called bis-acridines; these bis-acridines will be tethered to the DNA with both flexible and semi-rigid linking chains.  If successfully synthesized, the compounds will be submitted for evaluation in human cancer cell lines.

Depending on research outcomes, the Company plans to fund various in vitro (test tube) and in vivo (animal) experiments that will involve the use of several commercially available human cancer cell lines covering key areas of concern such as glioblastoma (tumors related to the central nervous system, including but not limited to the brain, spinal cord and optic nerve), small cell lung, breast, kidney, pancreatic, and liver cancers.  The Company’s goal, based on the results of both the in vitro and in vivo tests, will involve identification of the key compound(s) that demonstrated the greatest anti-cancer activity per human cancer cell line.

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

As of December 31, 2008, the Company has paid a total of $161,050 pursuant to the Sponsored Research Agreement with Dartmouth, of which $115,300 and $45,750 is included in research and development expense for the years ended December 31, 2008 and 2007.

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

Under the terms of the license agreement, the Company has to pay license fees to DC based upon milestones, in addition to an upfront payment of $15,000 (paid) within 30 days of execution of the agreement.   In addition, DC will receive royalty payments on the net sales of products.   The Company will pay an annual royalty throughout the duration of the agreement.   The Company also has to reimburse DC the costs incurred for filing, prosecuting and maintaining the licensed patents. The Company will administer the development, regulatory approval, and commercialization of the compounds and pursue future collaborative arrangements.

The Company has submitted a Confidential Treatment Request with the United States Securities and Exchange Commission, which is currently pending. A redacted copy of the exclusive worldwide Dartmouth License was filed on Form 8-K dated October 21, 2008 and filed on October 22, 2008.

Results of Operations

A summary of the Company’s operating expense for the years ended December 31, 2008 and 2007 was as follows:

	Year Ended
	December 31,		Percentage
	2008	2007	Change

Operating expenses
Director fees - related party	$9,750	$3,400	187%
Investor relations	492,360	127,545	286
Wages and benefits	346,538	1,581,736	(78)
Research and development	396,989	147,179	170
Professional fees	110,249	66,588	66
Impairment of license fee	20,000	-	*
Other operating expenses	122,308	155,306	(21)
Total operating expenses	$1,498,194	$2,081,754	(28	) %

* Not meaningful

Director fees – related party

Non-employee directors receive $250 per month for their services as directors plus $100 for each board meeting attended.

The increase in director fees is substantially due to the Company recording directors fees earned for the year ended December 31, 2007 of $3,150 during the year ended December 31, 2008.

Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

The increase in investor relations of $364,815 during the year ended December 31, 2008 compared to 2007 is substantially due to the increased production of newsletters, analyst coverage, and information distribution to the investor community as a result of technological advances made pursuant to the Sponsored Research Agreement with Dartmouth at the end of the fiscal year 2007 and the beginning of the fiscal year 2008.

Wages and benefits

Wages and benefits decreased $1,235,198 primarily as a result of a decrease in stock based compensation expense.  On April 4, 2006, the Company granted a stock option to purchase 2,250,000 shares of common stock at an exercise price of $1.22 to Mr. Greg Wujek, President, CEO, and Director of the Company.   The fair value of the 2,250,000 stock options at the time of grant was $2,587,500 using the Black-Scholes Option Pricing Model.

On August 1, 2006, the Company cancelled the stock option to purchase 2,250,000 shares of common stock while simultaneously granting a stock option to Mr. Wujek to purchase 2,000,000 shares of common stock at an exercise price of $0.52 per share, expiring August 1, 2016.  The cancellation and re-issuance of the stock option was accounted for as a modification of terms, resulting in additional stock-based compensation expense.  The total fair value of the 2,000,000 stock options as a result of the modification was $2,667,500, which was amortized over the expected requisite period.

During the years ended December 31, 2008 and 2007, the Company recorded $13,624 and $1,210,568 in stock based compensation expense related to the amortization of the 2,000,000 stock options granted to Mr. Wujek.

Research and development

Research and development costs represent costs incurred to develop the Company’s technologies and are incurred pursuant to the Company’s sponsored research agreements with Dartmouth and ISU and third party contract research organizations. The sponsored research agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs.

During the years ended December 31, 2008 and 2007, the Company incurred $83,846 and $31,126 pursuant to the terms of the ISU Sponsored Research Agreement.  During the years ended December 31, 2008 and 2007, the Company incurred $174,937 and $13,500 pursuant to development agreements with Ricerca.  During the years ended December 31, 2008 and 2007, the Company incurred $115,300 and $45,750 pursuant to the terms of the Sponsored Research Agreement with Dartmouth.

Research and development expense for the years ended December 31, 2008 and 2007 also includes reimbursement for other out-of-pocket costs.

Professional fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

Professional fees increased $43,661 during the year ended December 31, 2008 compared to 2007 substantially due to an increase in accounting, audit, and tax fees of approximately $33,000.  This increase is partially the result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees.  During the year ended December 31, 2008 the Company incurred $11,100 more in tax related preparation and filing fees than during the year ended December 31, 2007.

Impairment of license fee

On December 18, 2008 the company was notified by ISU that the patent application for the insulin enhancing synthesized compounds was rejected by the US Patent Office.  After further review of the rejection letter along with the culminated research costs incurred by the Company, the Company determined it was in the best interests of the Company to terminate its license agreement with ISURF and its Sponsored Research Agreement with ISU.  Pursuant to the terms of the license agreement and Sponsored Research Agreement, the Company provided written notice of termination to both ISURF and ISU on January 6, 2009.   As a result of the termination of the license agreement with ISURF, the Company recorded an impairment charge of $20,000 at December 31, 2008 to write-off the previously paid license fee.

Other operating expenses

Other operating expenses include travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

Other operating expenses decreased $32,998 during the year ended December 31, 2008 compared to the same period in 2007 partially due to a decrease in rent of $24,496 as a result of the Company closing its administrative office in Vancouver, Canada, effective August 31, 2008.

During the year ended December 31, 2008, the Company recorded a loss on disposal of fixed assets of $8,068 for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, Canada.  Depreciation expense for the year ended December 31, 2008 was $2,022 compared to $9,451 for the year ended December 31, 2007.

Other income (expense)

A summary of the Company’s other income (expense) for the years ended December 31, 2008 and 2007 was as follows:

	Year Ended
	December 31,		Percentage
	2008	2007	Change

Other income (expense)
Interest income	$22,679	$35,029	(35	) %
Interest expense	(70,445)	(105,689)	(33)
Loss on disposal of fixed assets	(8,068)	-	*
Foreign exchange loss	(6,773)	(2,947)	130
Total other income (expense)	$(62,607)	$(73,607)	(15	) %

* Not meaningful

Interest income

Interest income decreased $12,350 during the year ended December 31, 2008 compared to the same period in 2007.  The Company raised net proceeds of $3,109,500 in September 2007 pursuant to the terms of a private placement.  The decrease in interest income reflects the declining average cash balance resulting from cash used in operating activities from September 2007 through December 31, 2008.

Interest expense

Interest expense decreased $35,244 during the year ended December 31, 2008 compared to the same period in 2007 as a result of the Company repaying the principal balance of $250,000 of a note payable in February 2008.

Loss on disposal of fixed assets

The Company recorded a loss on disposal of fixed assets of $8,068 during the year ended December 31, 2008 as a result of the removal of the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which was closed, effective August 31, 2008.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $26,621,157 through December 31, 2008.  Additionally, the Company has expended a significant amount of cash in developing its technology.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank, which the Company anticipates will be sufficient to fund its operations for the next twelve months.  The Company's future funding requirements will depend on numerous factors, including: the time and investment required to invest in the Company’s research and development projects; to recruit and train qualified management personnel; and the Company's ability to compete against other, better capitalized corporations in similar businesses.

At December 31, 2008, the Company had cash and cash equivalents of $665,833. The Company has financed its operations primarily from funds received pursuant to a private placement completed by the Company in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $1,496,700 for the year ended December 31, 2008 compared to $1,074,205 for the same period in 2007.  The increase of $422,495 in cash used was substantially due to increases in investor relations expense of $364,815 and research and development expense of $249,810 during the years ended December 31, 2008 compared to 2007.  Offsetting the increase in cash used in operating activities during the year ended December 31, 2008 compared to 2007 was $161,037 included in accrued liabilities at December 31, 2006 and paid in January 2007 for a Cooperative Research and Development Agreement (CRADA) with the USDA's Agricultural Research Service (ARS). The CRADA with ARS was terminated on February 1, 2007.

Net cash used in investing activities was $21,173 for the year ended December 31, 2008, compared to $3,747 during the same period in 2007.  During the year ended December 31, 2008, the Company purchased $6,173 of equipment and paid $15,000 to Dartmouth College for a license fee.

Net cash used in financing activities was $250,000 for the year ended December 31, 2008 compared to net cash provided by financing activities of $3,125,724 for the same period in 2007.  During the year ended December 31, 2008, the Company repaid $250,000 of the outstanding principal balance on its notes payable.  During the year ended December 31, 2007, the Company received net proceeds of $3,109,500 pursuant to a private placement.

Related Party Transactions

Wages and benefits

During the years ended December 31, 2008 and 2007, the Company incurred $260,331 and $266,208 in cash wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

During the years ended December 31, 2008 and 2007, the Company recorded $13,624 and $1,210,568 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share.

Director fees

During the years ended December 31, 2008 and 2007, the Company incurred $9,750 and $3,400 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the year ended December 31, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At December 31, 2008, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  At December 31, 2008, accrued interest on the $750,000 remaining promissory note was $243,473 and is included in interest payable. The entire principal and accrued interest is due and payable on demand.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company does not have any contractual obligations other than the Sponsored Research and License Agreements, Notes Payable and Accrued Interest, as discussed above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on the Company’s financial condition or consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 3.  Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PhytoMedical Technologies, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of PhytoMedical Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhytoMedical Technologies, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since inception, and has a substantial accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 14, 2009

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$665,833	$2,434,230
Prepaid expenses	2,260	-
Total current assets	668,093	2,434,230

Equipment, net of accumulated depreciation	-	3,917
Intangible assets - license fees	15,000	20,000

Total assets	$683,093	$2,458,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable	$23,397	$-
Accrued liabilities	-	2,970
Interest payable	243,473	241,253
Notes payable	750,000	1,000,000

Total current liabilities	1,016,870	1,244,223

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' equity (deficit)
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at December 31, 2008 and 2007	-	-
Common stock: $0.00001 par value; 300,000,000 authorized, 200,398,290 shares issued and outstanding at December 31, 2008 and 2007	2,004	2,004
Additional paid-in capital	26,285,899	26,272,275
Accumulated other comprehensive (loss) income	(523)	1
Accumulated deficit	(26,621,157)	(25,060,356)

Total stockholders' equity (deficit)	(333,777)	1,213,924

Total liabilities and stockholders' equity (deficit)	$683,093	$2,458,147

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007
(Expressed in U.S. Dollars)

	Year Ended December 31,
	2008	2007

Revenue	$-	$-

Operating expenses
Directors fees - related party	9,750	3,400
Investor relations	492,360	127,545
Wages and benefits	346,538	1,581,736
Research and development	396,989	147,179
Professional fees	110,249	66,588
Impairment of license fee	20,000	-
Other operating expenses	122,308	155,306
Total operating expenses	1,498,194	2,081,754

Operating loss	(1,498,194)	(2,081,754)

Other income (expense)
Interest income	22,679	35,029
Interest expense	(70,445)	(105,689)
Loss on disposal of fixed assets	(8,068)	-
Foreign exchange loss	(6,773)	(2,947)

Net loss	$(1,560,801)	$(2,155,361)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	200,398,290	192,516,914

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2008 and 2007
(Expressed in U.S. Dollars)

				Accumulated Other		Comprehensive	Total
	Common Stock		Additional	Comprehensive	Accumulated	Income	Stockholders'
	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	(Loss)	Equity (Deficit)

Balance, December 31, 2006	189,181,866	$1,892	$21,722,319	-	$(22,904,995)		$(1,180,784)

Common stock issued for cash	533,091	5	229,995	-	-	-	230,000

Common stock issued for cash, net	10,683,333	107	1,910,713	-	-	-	1,910,820

Issuance of warrants on private placement	-	-	1,175,167	-	-	-	1,175,167

Issuance of warrants to broker as commission	-	-	23,513				23,513

Stock based compensation expense	-	-	1,210,568	-	-	-	1,210,568

Comprehensive income (loss)
Foreign currency translation adjustments				1		1	1

Net loss, year ended December 31, 2007	-	-	-	-	(2,155,361)	(2,155,361)	(2,155,361)
Total comprehensive income (loss)						(2,155,360)

Balance, December 31, 2007	200,398,290	2,004	26,272,275	1	(25,060,356)		1,213,924

Stock based compensation expense			13,624				13,624

Comprehensive income (loss)
Foreign currency translation adjustments				(524)		(524)	(524)

Net loss, year ended December 31, 2008					(1,560,801)	(1,560,801)	(1,560,801)
Total comprehensive income (loss)						$(1,561,325)

Balance, December 31, 2008	200,398,290	$2,004	$26,285,899	$(523)	$(26,621,157)		$(333,777)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007
(Expressed in U.S. Dollars)

	Year Ended December 31,
	2008	2007

Cash flows from operating activities
Net loss	$(1,560,801)	$(2,155,361)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,022	9,451
Stock based compensation	13,624	1,210,568
Loss on disposal of fixed assets	8,068	-
Impairment of license fee	20,000	-
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(2,260)	4,788
Increase (decrease) in accounts payable	23,397	(9,070)
Decrease in accrued liabilities	(2,970)	(181,987)
Increase in interest payable	2,220	47,406
Net cash used in operating activities	(1,496,700)	(1,074,205)

Cash flows from investing activities
Purchase of equipment	(6,173)	(3,747)
Additions to intangible assets - license fees	(15,000)	-
Net cash used in investing activities	(21,173)	(3,747)

Cash flows from financing activities
Proceeds from issuance of common stocks and warrants	-	3,339,500
Proceeds from loan from stockholder	-	150,000
Repayment of loan to stockholder	(250,000)	(363,776)
Net cash (used in) provided by financing activities	(250,000)	3,125,724

Effect of foreign exchange rate	(524)	1

(Decrease) increase in cash and cash equivalents	(1,768,397)	2,047,773

Cash and cash equivalents at beginning of period	2,434,230	386,457
Cash and cash equivalents at end of period	$665,833	$2,434,230

Supplemental disclosure of cash flow information:
Interest paid in cash	$68,226	$58,282
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008
(Expressed in U.S. Dollars)

Note 1.  Organization and Nature of Operations

PhytoMedical Technologies, Inc. was incorporated in the State of Nevada on July 25, 2001; and together with its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenal”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”) is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities. PolyPhenal was incorporated on August 24, 2004 in the State of Nevada and has no assets and liabilities.  PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office.

Note 2.  Going Concern Uncertainties

The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company has incurred cumulative losses of $26,621,157 through December 31, 2008 and does not have positive cash flows from operating activities.  Additionally, the Company has expended a significant amount of cash in developing its technology.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Management believes that its current and future plans provide the opportunity for the Company to continue as a going concern.

If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Although management believes that the Company has sufficient financial resources and commitments to sustain its current level of research and development activities through the end of 2009, any expansion, acceleration or continuation of such activities (beyond 2009) will require additional capital which may not be available to the Company, if at all, on terms and conditions that the Company finds acceptable. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  They do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include the accounts of PhytoMedical Technologies, Inc., and its subsidiaries, PhytoMedical Corp., PolyPhenol, and PhytoMedical Ltd.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgment include valuation of equity instruments.  Actual results may differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as of December 31, 2008 and 2007.  At times, cash deposits may exceed federally insured limits.

Equipment

Equipment is initially recorded at cost and is depreciated using the straight-line method over its estimated useful life as follows:

Computer equipment	2 years
Office equipment and furniture	2 years

Repairs and maintenance are charged to operations as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

On December 18, 2008 the company was notified by ISU that the patent application for the insulin enhancing synthesized compounds was rejected by the US Patent Office.  After further review of the rejection letter along with the culminated research costs incurred by the Company, the Company determined it was in the best interests of the Company to terminate its license agreement with ISURF and its Sponsored Research Agreement with ISU.  Pursuant to the terms of the license agreement and Sponsored Research Agreement, the Company provided written notice of termination to both ISURF and ISU on January 6, 2009.   As a result of the termination of the license agreement with ISURF, the Company recorded an impairment charge of $20,000 at December 31, 2008 to write-off the previously paid license fee.

Foreign Operations and Foreign Currency Translation

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies, as well as the Company’s investment in PhytoMedical Ltd., are translated at the exchange rate on the balance sheet date.  Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income.  Revenues and expenses of the Company’s consolidated foreign operations are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in foreign exchange gain or loss.

Research and Development

Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.  During the years ended December 31, 2008 and 2007, the Company incurred $396,989 and $147,179 on research and development activities.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123(R) “Share-Based Payment (as amended)”, which requires companies to measure all employee stock-based compensation awards using a fair value method on the date of grant and recognize such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates.   See Notes 11 and 12 for additional information on the Company’s stock-based compensation plans.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company accounts for unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). See Note 14 for further discussion.

Net Loss per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See Note 4 for further discussion.

Segment Reporting

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP 157-1 and FSP 157-2 on January 1, 2009, the beginning of its fiscal year 2009 (as related to non-financial assets and liabilities).  The Company does not expect the application of SFAS No. 157 (as related to non-financial assets and liabilities) to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.”   FSP EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3) which is effective for new contracts entered into for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company adopted EITF 07-3 on January 1, 2008, the beginning of its fiscal year 2008.  The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS 141R to have a material effect on its consolidated financial statements.

Note 4.  Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted net loss per share for the years ended December 31, 2008 and 2007, because their effect would be antidilutive, are stock options and warrants to acquire 12,897,081 shares of common stock with a weighted-average exercise price of $0.42 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007

Numerator - net loss	$(1,560,801)	$(2,155,361)

Denominator - weighted average number of common shares outstanding	200,398,290	192,516,914

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Note 5.  Equipment

	Year Ended
	December 31,
	2008	2007

Computer equipment	$-	$6,040
Office equipment	-	19,613
	-	25,653
Less: accumulated depreciation	-	(21,736)
	$-	$3,917

During the year ended December 31, 2008, the Company removed the cost and related accumulated depreciation from the Company’s consolidated financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which, effective August 31, 2008, was closed.  The Company recorded a loss on disposal of fixed assets of $8,068 in the consolidated statements of operations during the year ended December 31, 2008.

Depreciation expense was $2,022 and $9,451 for the years ended December 31, 2008 and 2007.

Note 6.  Iowa State University Sponsored Research Agreement

Iowa State University Sponsored Research Agreement

On February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into a Sponsored Research Agreement with Iowa State University (ISU). Under terms of the agreement, the Company continued to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.

Contractual Obligations under the ISU Sponsored Research Agreement were as follows:

Year 1: $62,251 (paid as of December 31, 2008) to ISU in 4 quarterly installments, the first of which was due within 30 days of signing of the Sponsored Research Agreement, the second of which was due to ISU 3 months from the previous payment;

Year 2: $70,295 ($52,721 of which was paid as of December 31, 2008) to ISU in 4 quarterly installments, the first of which was due to ISU 3 months from the previous payment; and

Year 3: $72,140 to ISU in 4 quarterly installments, the first of which is due to ISU 3 months from the previous payment.

As of December 31, 2008, the Company has paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement of which $83,846 and $31,126 is included in research and development expense for the years ended December 31, 2008 and 2007.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $506 and $20,463 during the years ended December 31, 2008 and 2007 for other out-of-pocket costs that are included in research and development expense.

As of December 31, 2008 and upon written notice of termination of the Sponsored Research Agreement to ISU on January 6, 2009, the Company was current with respect to all contractual obligations owed to ISU pursuant to the Sponsored Research Agreement.

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

Under terms of the license agreement, the Company had to pay to ISURF license fees, of which $20,000 was payable (paid) within 30 days of execution of the agreement, $50,000 was payable upon completion of the first successful Phase 2 clinical trial and the remaining $250,000 was payable upon first approval by the regulatory authority on new drug application. The Company also has to reimburse ISURF the cost incurred for filing, prosecuting and maintaining the licensed patents together with 15% of the said costs, not exceeding $10,000, as the administration fee.

As of December 31, 2008, the Company has paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF.  Of the total $31,223 paid to ISURF for patent and research costs, $0 and $2,304 is included in research and development expense for the years ended December 31, 2008 and 2007.

As of December 31, 2008 and upon written notice of termination of the license agreement to ISURF on January 6, 2009, the Company was current with respect to all contractual obligations owed to ISURF pursuant to the license agreement.

Note 8.  Ricerca Development Agreements

The Company announced in July 2006 that it had entered into a development agreement with Ricerca BioSciences LLC (“Ricerca”), to begin development work on the Company’s BDC-03 compound for cachexia.  The Company terminated the BDC-03 development in November 2007 and currently utilizes Ricerca as a research vendor on an as needed basis.

As of December 31, 2008, the Company paid a total of $239,996 for services provided by Ricerca, of which $174,937 and $13,500 is included in research and development expense for years ended December 31, 2008 and 2007.

Note 9.  Dartmouth Sponsored Research Agreement

On May 25, 2007, the Company entered into a Sponsored Research Agreement with Dartmouth College (“Dartmouth”), in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. The Sponsored Research Agreement with Dartmouth was amended on October 1, 2008 extending it to September 30, 2009.  Dartmouth granted the Company the option of a world-wide, royalty-bearing exclusive license to make, have made, use and sell in the field of oncology, the products embodying or produced through Dartmouth’s previous and future patents and through any joint-inventions related to the agreement, at reasonable terms and conditions as the parties may agree.

The Company will reimburse Dartmouth for all costs associated with obtaining and maintaining Dartmouth’s pre-existing patents related to the subject technology.

As of December 31, 2008, the Company has paid a total of $161,050 pursuant to the Sponsored Research Agreement with Dartmouth, of which $115,300 and $45,750 is included in research and development expense for the years ended December 31, 2008 and 2007.

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

Under the terms of the license agreement, the Company has to pay license fees to DC based upon milestones, in addition to an upfront payment of $15,000 (paid) within 30 days of execution of the agreement.   In addition, DC will receive royalty payments on the net sales of products.   The Company will pay an annual royalty throughout the duration of the agreement.   The Company also has to reimburse DC the costs incurred for filing, prosecuting and maintaining the licensed patents. The Company will administer the development, regulatory approval, and commercialization of the compounds and pursue future collaborative arrangements.

The Company has submitted a Confidential Treatment Request with the United States Securities and Exchange Commission, which is currently pending. A redacted copy of the exclusive worldwide Dartmouth License was filed on Form 8-K dated October 21, 2008 and filed on October 22, 2008.

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

A summary of the Company’s stock option activity for the years ended December 31, 2008 and 2007 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term (Years)	Value

Outstanding at December 31, 2006	11,275,000	$0.65
Cancelled	(9,275,000)	0.68
Outstanding at December 31, 2007 and
December 31, 2008	2,000,000	$0.52	7.59	$-

Exercisable at December 31, 2008	-

Available for grant at December 31, 2008	20,250,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The intrinsic value changes based on the fair market value of the Company’s common stock.

At December 31, 2008 and 2007, the Company had unvested stock options to purchase 2,000,000 shares of the Company’s common stock at a grant date fair value per share of $0.48.

During the years ended December 31, 2008 and 2007, stock-based compensation expense of $13,624 and $1,210,568 was recognized for options previously granted.  As of December 31, 2008, the Company had no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
	Number of	Average	Remaining	Number of	Average	Remaining
Exercise	Options	Exercise	Contractual	Options	Exercise	Contractual
Prices	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)

$0.52	2,000,000	$0.52	7.59	-	$-	-

The Company does not repurchase shares to fulfill the requirements of stock options that are exercised. Further, the Company issues new shares when stock options are exercised.

Note 12.  Warrants

As of December 31, 2008, there were 10,897,081 warrants outstanding. Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.40 per share until September 25, 2010.

Note 13.  Related Party Transactions

Wages and benefits

During the years ended December 31, 2008 and 2007, the Company incurred $260,331 and $266,208 in cash wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

During the years ended December 31, 2008 and 2007, the Company recorded $13,624 and $1,210,568 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share.

Director fees

During the years ended December 31, 2008 and 2007, the Company incurred $9,750 and $3,400 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the year ended December 31, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At December 31, 2008, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  At December 31, 2008, accrued interest on the $750,000 remaining promissory note was $243,473 and is included in interest payable. The entire principal and accrued interest is due and payable on demand.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 14.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$6,701,887	$6,437,909
Capitalized research and development	375,951	282,237
Depreciation	—	2,002
Stock based compensation	1,221,110	1,216,478
Accrued interest	82,781	82,026
Research and development credit carry forward	58,559	41,786
Total deferred tax assets	8,440,288	8,062,438
Less: valuation allowance	(8,440,288)	(8,062,438)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $377,850 and $722,940 for the years ended December 31, 2008 and 2007.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2008 available to offset future federal taxable income, if any, of $19,634,099, which will begin to expire during the year ended December 31, 2011.  The Company also has net Canadian operating loss carry forwards at December 31, 2008 of $77,334, which will begin to expire during the year ended December 31, 2027.  Accordingly, there is no current tax expense for the years ended December 31, 2008 and 2007.  In addition, the Company has research and development tax credit carry forwards of $58,559 at December 31, 2008, which are available to offset federal income taxes and begin to expire during the year ended December 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended December 31, 2008 and 2007.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007

Income tax benefit at statutory rate	$530,673	$732,823
Non-deductible fund raising costs	(167,402)	-
Non-deductible meals and entertainment	(2,194)	(2,163)
Non-deductible stock offering costs	-	(13,938)
Research and development credit	16,773	6,218
Change in valuation allowance	(377,850)	(722,940)
	$-	$-

The fiscal years 2005 through 2008 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

Note 15.  Subsequent Events

On January 6, 2009, the Company gave written notice to ISURF terminating the License Agreement between the Company and ISURF. The termination is effective April 6, 2009.

On January 6, 2009, the Company also gave written notice to ISU terminating the Sponsored Research Agreement between the Company and ISU. The termination is effective March 6, 2009.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information regarding the directors and executive officers of the Company follows:

Name	Age	Position With Company	Director Since
Greg Wujek	47	President, Chief Executive Officer, and Director	April 3, 2006
Gary Branning (1)	55	Director Former Chief Financial Officer	September 13, 2006
Raymond Krauss (2)	46	Chief Financial Officer, Secretary, Treasurer, Director	October 11, 2007

(1) Mr. Branning was appointed to the position of Chief Financial Officer on September 5, 2008 and resigned effective December 11, 2008.

(2) Mr. Krauss was appointed to the positions of Chief Financial Officer, Secretary and Treasurer on December 11, 2008 to fill the vacancy created by the resignation of Mr. Branning.

Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years:

GREG WUJEK.  Mr. Greg Wujek earned his Bachelor’s degree in Science from Illinois State University in 1986.  From November 2000 to May 2005, Mr. Wujek was employed by Andrx Laboratories.  During his tenure at Andrx Laboratories, Mr. Wujek managed a team of over 450 individuals, and held several positions, including Vice President of Business Development, Vice President of Sales, as well as Vice President of Managed Care. During June 2005 to September 2005, Mr. Wujek performed independent consulting services for branded pharmaceutical companies.  Consulting services ranged from sales management training, optimizing sales, managed care, and sales operations.  From September 2005 to March 2006, Mr. Wujek was employed by Savient Pharmaceuticals, where he held the position of Vice President, Sales, and was responsible for sales, operations, training, and managed care.  Mr. Wujek joined the Company as President, Chief Executive Officer and Director on April 3, 2006.

GARY BRANNING.  Mr. Branning received his Bachelor of Science degree in Business Administration from Wagner College, on Staten Island, NY, and an MBA in finance from Fairleigh Dickinson University. In 2001, Mr. Branning joined Pharmacia Corporation.  Mr. Branning was the Executive Director of Managed Markets Marketing for Pharmacia Corporation.  The Marketing Unit of the Managed Markets Marketing of Pharmacia was a service organization focused on the development of brand programs, value added services and health management programs in managed markets.  In 2003, Mr. Branning joined Managed Market Resources, a health care consulting and medical communications company as Managing Partner and Senior Vice President of Managed Market Resources.  Mr. Branning’s responsibilities included strategic consulting, new product development, business development, and executing Managed Market Resource’s sales and marketing plans. Mr. Branning joined the Company as a Director on September 13, 2006.  Mr. Branning was appointed to the position of Chief Financial Office on September 5, 2008 and resigned on December 11, 2008.

RAYMOND KRAUSS.  Mr. Krauss, earned his B.S. in Biology from North Central College, Naperville, IL in 1984 and his M.S. in Physiology (emphasis on Cardiovascular Health) from Benedictine University, Lisle, IL in 1986.  In March 2001 through March 2005, Mr. Krauss became a partner in Argavest, Inc., a regional leader in quality respiratory and critical care refurbished equipment, where he served as Vice President of Business Development.  In March 2005, Mr. Krauss launched RK Capital Group, an international medical equipment sales organization, where he continues to serve as President and Owner.  In July 2007, Mr. Raymond Krauss acquired the Illinois/Wisconsin office of HealthCare Recruiters International, the only executive search firm in the United States dedicated exclusively to the healthcare sector, where he serves as President and Owner.  Mr. Krauss joined the Company as a Director on October 11, 2007. Mr. Krauss was appointed to the positions of Chief Financial Officer, Secretary and Treasurer on December 11, 2008 to fill the vacancy created by the resignation of Mr. Branning.

There are no family relationships among or between any of the Company’s officers and directors.

During the past five years, none of the Company’s directors, executive officers, or promoters have been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

SCIENTIFIC ADVISORY BOARD

The Company maintains a Scientific Advisory Board (“Advisory Board”), the members of which provide, from time to time, at the request of the Company, advice regarding specific facets of the Company’s ongoing scientific research and development and general corporate activities.   The Company believes that each member of the Advisory Board brings distinct scientific, clinical, and business development experience which can be called-upon as needed during various phases of the Company’s active research, development and commercial development.

The members of the Advisory Board are compensated for their services at the rate of $250 per hour, not to exceed $1,250 per day.  The Company also reimburses members of the Advisory Board for out-of-pocket expenses related to their services performed on behalf of the Company.

Currently, the Company’s Advisory Board members are:

Name	Held Position Since
Reza Fathi	April 2008
Charles Lee, PhD	August 2006
Jatinder S. Bhogal	September 2008
Li-Xi Yang, MD, PhD	January 2009

Reza Fathi

Dr. Reza Fathi is an expert in pharmaceutical research and development with 20 years of experience in medicinal chemistry, designing experimental protocols and managing research teams. Dr. Fathi is first author of numerous patents and more than a dozen scientific publications in subjects including small molecule drug discovery, lead compound identification and synthesis of natural product based molecular libraries. Dr. Fathi’s expertise is widely respected, garnering him an array of appointments to prestigious medicinal chemistry positions including Chemistry Core Manager at Harvard Medical School’s Harvard Institute of Chemistry and Cell Biology, Director of Research Operations for XTL biopharmaceuticals, Director of Research Operations for vivoquest, and Member of the Scientific Advisory Committee for Proseed Capital Holding CVA in addition to his appointment at phytomedical Technologies, Inc.

Charles Lee

Dr. Charles Lee’s professional career encompassed academia (1977-1987), pharmaceutical industry (1987-1993) and contract research organization (1993-2004). He is currently a professor of pharmaceutical Sciences at the Gregory School of Pharmacy, Palm Beach Atlantic University.

Jatinder S. Bhogal

Since December 1993, Mr. Bhogal has worked as a business consultant to emerging growth companies. For nearly 15 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions.

Li-Xi Yang

Dr. Li-Xi Yang has more than 25 years of experience in the fields of cancer research, credited with many patents on anticancer compounds and publications in peer-reviewed journals.  Dr. Yang completed his Postdoctoral Fellowship at Dartmouth Medical School, where he received his PhD in Pharmacology and Toxicology.  He currently serves as Director of Radiation Oncology Residency Education and Senior Scientist at California Pacific Medical Center Research Institute.  Dr. Yang also serves as Director of Academic Research at St. Mary’s Medical Center, San Francisco, CA.  Dr. Yang is an active member of several professional committees, including: Graduate Medical Education Committee, Institutional Review Board, and Institutional Animal Care and Use Committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to Section 16(a) of the Exchange Act of 1934, the executive officers and directors of the Company in addition to any person who owns more than 10% of the common stock of the Company are required to report their ownership of the common stock of the Company and changes to such ownership with the SEC.  Based on a review of such reports and information provided to the Company, the Company believes that during the fiscal year ended December 31, 2008, the executive officers and directors of the Company have complied with applicable filing requirements under Section 16(a), except that Mr. Harmel Rayat filed a late Form 4 reporting one transaction.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the officers, directors and employees of the Company and its affiliates, including its Chief financial officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and NASD listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. The Company’s Code of Ethics is available on the Company’s website at http://www.phytomedical.com. To access the Code of Ethics, click on “Investors” and then click on “Code of Ethics.”

CORPORATE GOVERNANCE

The Company has adopted Corporate Governance Principles applicable to its Board of Directors. The Company’s Corporate Governance Principles is available on the Company’s website at http://www.phytomedical.com. To access the Company’s Corporate Governance Principles, click on “Investors” and then click on “Corporate Governance”.

Director Independence

The Company is not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that Mr. Branning is independent from the Company’s management and qualifies as an “independent director” under the standards of independence set forth in Rule 4200(15) of the NASDAQ Stock Market Rules.  This means that, in the judgment of the Board of Directors, Mr. Branning (1) is not an officer or employee (during the prior three fiscal years) of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.  Upon the Company’s listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Board of Directors Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2008, the Board held a total of three meetings.  All members of the Board attended at least 75% of all meetings of the Board.

The Company does not currently have any standing committees of the Board of Directors.  The full Board is responsible for performing the functions of the:  (i) Audit Committee, (ii) Compensation Committee and (iii) Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors the Company's financial reporting process and internal control system and reviews and appraises the audit efforts of the Company's independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee.  The full Board establishes overall compensation policies for the Company and reviews recommendations submitted by the Company’s management.

Nominating Committee

The Board does not currently have a standing Nominating Committee.  The Company does not maintain a policy for considering nominees.  The Company’s Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain the Company’s required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to the Company’s Chief Executive Officer, Greg Wujek, 100 Overlook Drive, 2nd Floor, Princeton, NJ 08540, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at PhytoMedical Technologies, Inc., Attention: Investor Relations, 100 Overlook Drive, 2nd Floor, Princeton, NJ 08540.   The Board of Directors has approved a process pursuant to which the Secretary shall review and forward correspondence to the appropriate director or group of directors for response.

ITEM 11:  EXECUTIVE COMPENSATION

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company at the end of the 2008 fiscal year (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)

	2008	225,000	13,624	-	238,624
Greg Wujek (1)	2007	225,000	1,210,568	-	1,435,568
President, CEO, Director	2006	161,250	1,443,308	16,437	1,620,995

	2008	-	-	5,000	5,000
Gary Branning (2)	2007	-	-	1,700	1,700
Director, Former CFO	2006	-	-	1,200	1,200

Raymond Krauss (3)	2008	-	-	3,900	3,900
CFO, Secretary, Treasurer,	2007	-	-	-	-
Director	2006	-	-	-	-

(1)
On April 6, 2006, the Company appointed Mr. Greg Wujek to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement with Mr. Greg Wujek, the Board approved an annual salary of $225,000, a one-time payment of $16,437 for reimbursement of certain expenses incurred in connection with the acceptance of employment, and a stock option to purchase up to 2,250,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.22.

On August 1, 2006, the Company cancelled the stock option granted to Mr. Wujek in April 2006 for 2,250,000 stock options and simultaneously entered into a stock option agreement with Mr. Wujek for the purchase of up to 2,000,000 shares of common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, expiring July 31, 2016.

The stock option to purchase up to 2,000,000 shares of common stock vests as follows: (a) 250,000 options shall vest if and when an Investigational New Drug (IND) application is filed for any current or future compounds;  (b) 250,000 options shall vest if and when a phase I clinical trial is commenced for any current or future compounds; and  (c) 1,500,000 options shall vest if and when the Company or a wholly owned subsidiary or any one current or future compound is acquired, in whole or in part, or when either through the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future compound, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement.  The Company expected that the first 250,000 stock options would vest at around 12 months from the date of grant, the second 250,000 stock options would vest at around 18 months from the date of grant and the remaining 1,500,000 stock options would vest at around 12 months from the date of grant.

The Company accounted for the cancellation and re-issuance of the stock option as a modification of terms in accordance with SFAS 123(R), resulting in additional stock-based compensation expense for the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.  The fair value of the stock option as a result of the cancellation and re-issuance was $2,667,500.  The fair value of each batch of stock options was amortized over their expected service periods, which the Company reassessed on a periodic basis.  During the years ended December 31, 2008, 2007, and 2006 the Company recognized $13,624, $1,210,568, and $1,443,308, respectively, of stock-based compensation expense related to the 2,000,000 stock options granted to Mr. Wujek.

At December 31, 2008, there was no unrecognized stock-compensation expense related to the 2,000,000 stock option grant.

At December 31, 2008, none of the vesting requirements of the 2,000,000 stock options had been met and thus none of the 2,000,000 stock options were exercisable.

(2)
Mr. Branning was appointed to the position of CFO on September 5, 2008 and resigned on December 11, 2008.  The amount included in the “All Other Compensation” column represents non-employee director fees.  Non-employee directors receive monthly cash compensation of $250.  Mr. Branning was not an employee of the Company and did not receive additional compensation for the period of time when he served as the Company’s CFO.

(3)
Mr. Krauss was appointed to the positions of CFO, Secretary and Treasurer on December 11, 2008 to fill the vacancy created by the resignation of Mr. Branning.  The amount included in the “All Other Compensation” column represents non-employee director fees.  Non-employee directors receive monthly cash compensation of $250.  Mr. Krauss did not receive additional compensation for the period of time when he served as the Company’s CFO.

(4)
This column reflects the dollar amount recognized for financial statement reporting purposes in accordance with applicable SEC rules and guidance and FAS 123R for stock options and warrants, which may include amounts from awards made in and prior to the years shown.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options and warrants, see Note 11 Stock Options and Note 12 Warrants to the Consolidated Financial Statements included in this Form 10-K.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding grants of plan-based awards to the Company’s Named Executive Officers during the fiscal year ended December 31, 2008.  The Company does not have any non-equity incentive plans and has therefore omitted the corresponding columns.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)		Target (#)		Maximum (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Greg Wujek (1)	4/6/06	-0-	(1)	2,000,000	(1)	-0-	0.52	2,667,500

(1)
On April 6, 2006, the Company appointed Mr. Greg Wujek to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement with Mr. Greg Wujek, the Board approved an annual salary of $225,000, a one-time payment of $16,437 for reimbursement of certain expenses incurred in connection with the acceptance of employment, and a stock option to purchase up to 2,250,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.22.

On August 1, 2006, the Company cancelled the stock option granted to Mr. Wujek in April 2006 for 2,250,000 stock options and simultaneously entered into a stock option agreement with Mr. Wujek for the purchase of up to 2,000,000 shares of common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, expiring July 31, 2016.

The stock option to purchase up to 2,000,000 shares of common stock vests as follows: (a) 250,000 options shall vest if and when an Investigational New Drug (IND) application is filed for any current or future compounds;  (b) 250,000 options shall vest if and when a phase I clinical trial is commenced for any current or future compounds; and  (c) 1,500,000 options shall vest if and when the Company or a wholly owned subsidiary or any one current or future compound is acquired, in whole or in part, or when either through the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future compound, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement.  The Company expected that the first 250,000 stock options would vest at around 12 months from the date of grant, the second 250,000 stock options would vest at around 18 months from the date of grant and the remaining 1,500,000 stock options would vest at around 12 months from the date of grant.

The Company accounted for the cancellation and re-issuance of the stock option as a modification of terms in accordance with SFAS 123(R), resulting in additional stock-based compensation expense for the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.  The fair value of the stock option as a result of the cancellation and re-issuance was $2,667,500.  The fair value of each batch of stock options was amortized over their expected service periods, which the Company reassessed on a periodic basis.  During the years ended December 31, 2008, 2007, and 2006 the Company recognized $13,624, $1,210,568, and $1,443,308, respectively, of stock-based compensation expense related to the 2,000,000 stock options granted to Mr. Wujek.

At December 31, 2008, there was no unrecognized stock-compensation expense related to the 2,000,000 stock option grant.

At December 31, 2008, none of the vesting requirements of the 2,000,000 stock options had been met and thus none of the 2,000,000 stock options were exercisable.

(2)
The grant date fair value of these options was determined in accordance with FAS 123R, using a Black-Scholes option pricing model.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options and warrants, see Note 11 Stock Options and Note 12 Warrants to the Consolidated Financial Statements included in this Form 10-K. The grant date fair value computed in accordance with FAS 123R was the same as that reported in the table above.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executive Officers and which remained outstanding as of December 31, 2008.

	Option Awards
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Greg Wujek (1)	2,000,000	(1)	0.52	7/31/2016

(1)
On April 6, 2006, the Company appointed Mr. Greg Wujek to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement with Mr. Greg Wujek, the Board approved an annual salary of $225,000, a one-time payment of $16,437 for reimbursement of certain expenses incurred in connection with the acceptance of employment, and a stock option to purchase up to 2,250,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.22.

On August 1, 2006, the Company cancelled the stock option granted to Mr. Wujek in April 2006 for 2,250,000 stock options and simultaneously entered into a stock option agreement with Mr. Wujek for the purchase of up to 2,000,000 shares of common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, expiring July 31, 2016.

The stock option to purchase up to 2,000,000 shares of common stock vests as follows: (a) 250,000 options shall vest if and when an Investigational New Drug (IND) application is filed for any current or future compounds;  (b) 250,000 options shall vest if and when a phase I clinical trial is commenced for any current or future compounds; and  (c) 1,500,000 options shall vest if and when the Company or a wholly owned subsidiary or any one current or future compound is acquired, in whole or in part, or when either through the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future compound, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement.  The Company expected that the first 250,000 stock options would vest at around 12 months from the date of grant, the second 250,000 stock options would vest at around 18 months from the date of grant and the remaining 1,500,000 stock options would vest at around 12 months from the date of grant.

The Company accounted for the cancellation and re-issuance of the stock option as a modification of terms in accordance with SFAS 123(R), resulting in additional stock-based compensation expense for the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.  The fair value of the stock option as a result of the cancellation and re-issuance was $2,667,500.  The fair value of each batch of stock options was amortized over their expected service periods, which the Company reassessed on a periodic basis.  During the years ended December 31, 2008, 2007, and 2006 the Company recognized $13,624, $1,210,568, and $1,443,308, respectively, of stock-based compensation expense related to the 2,000,000 stock options granted to Mr. Wujek.

At December 31, 2008, there was no unrecognized stock-compensation expense related to the 2,000,000 stock option grant.

At December 31, 2008, none of the vesting requirements of the 2,000,000 stock options had been met and thus none of the 2,000,000 stock options were exercisable.

OPTION EXERCISES AND STOCK VESTED

During the fiscal year ended December 31, 2008 none of the Named Executives Officers exercised any stock options.  As of December 31, 2008, the Company does not have any unvested stock awards.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company does not have any change-of-control or severance agreements with any of its executive officers or directors. In the event of the termination of employment of the Named Executive Officers any and all unexercised stock options shall expire and no longer be exercisable as of the date of the termination.

COMPENSATION OF DIRECTORS

The Company does not pay director compensation to directors who are also employees of the Company.  The Company’s Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•
Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of PhytoMedical Technologies, Inc.’s size and scope;

•	Compensation should align the directors’ interests with the long-term interests of stockholders; and

•	Compensation should assist with attracting and retaining qualified directors.

Non-employee directors receive $250 per month for their services as directors plus $100 for each board meeting attended.  Directors are entitled to participate in the Company’s 2005 Stock Plan.  The Company also reimburses directors for any actual expenses incurred to attend meetings of the Board.

The following table provides information regarding all compensation paid to the Company’s non-employee directors during the fiscal year ended December 31, 2008.

	Non-Employee Director Compensation
	Fees Earned or
	Paid in	Stock
Name	Cash ($) (1)	Awards ($)	Total ($)
Gary Branning	$5,000	$—	$5,000
Raymond Krauss	3,900	—	3,900
Rick Henson (2)	850	—	850
Total Non-employee Director Compensation	$9,750	$—	$9,750

(1)
The amounts in this column represent the monthly cash meeting fee earned by or paid to the Company's non-employee directors for service during the fiscal year ended December 31, 2008.  Non-employee directors receive monthly cash compensation of $250.

(2)	Mr. Henson resigned as a Director on September 12, 2007. Mr. Henson received $850 in January 2008 for services rendered as a non-employee director during fiscal year 2007.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 17, 2009 by (i) all persons who are known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, and (ii) by each director, director nominee, and executive officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares Beneficially Owned (1)	Percent of Class(1)

Greg Wujek
100 Overlook Drive, 2nd Floor,	President, Chief Executive	-0- (2)	-0- %
Princeton, NJ 08540	Officer, and Director

Gary Branning (3) 100 Overlook Drive, 2nd Floor Princeton, NJ 08540	Director, Former Chief Financial Officer	-0-	-0- %
Raymond Krauss (4) 100 Overlook Drive, 2nd Floor Princeton, NJ 08540	Chief Financial Officer, Secretary, Treasurer, Director	3,500	-0- %
Harmel S. Rayat Suite 216 – 1628 West 1st Avenue Vancouver, British Columbia, V6J 1G1	Stockholder	85,730,171 (5)	42.8%
Jasvir Rayat 3095 West 36th Avenue Vancouver, British Columbia V6N 2S7	Stockholder	12,142,857	6.1%
Kundan Rayat 54-8533 Cumberland Pl Burnaby, British Columbia, V6B 6E4	Stockholder	11,285,714	5.6%
All Directors and Officers as a Group (3 persons)		3,500	-0- %

(1)
Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 200,398,290 shares of common stock issued and outstanding on a fully diluted basis as of February 17, 2009.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)
On April 6, 2006, the Company appointed Mr. Greg Wujek to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement with Mr. Greg Wujek, the Board approved an annual salary of $225,000, a one-time payment of $16,437 for reimbursement of certain expenses incurred in connection with the acceptance of employment, and a stock option to purchase up to 2,250,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.22.

On August 1, 2006, the Company cancelled the stock option granted to Mr. Wujek in April 2006 for 2,250,000 stock options and simultaneously entered into a stock option agreement with Mr. Wujek for the purchase of up to 2,000,000 shares of common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, expiring July 31, 2016.

The stock option to purchase up to 2,000,000 shares of common stock vests as follows: (a) 250,000 options shall vest if and when an Investigational New Drug (IND) application is filed for any current or future compounds;  (b) 250,000 options shall vest if and when a phase I clinical trial is commenced for any current or future compounds; and  (c) 1,500,000 options shall vest if and when the Company or a wholly owned subsidiary or any one current or future compound is acquired, in whole or in part, or when either through the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future compound, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement.  The Company expected that the first 250,000 stock options would vest at around 12 months from the date of grant, the second 250,000 stock options would vest at around 18 months from the date of grant and the remaining 1,500,000 stock options would vest at around 12 months from the date of grant.

At February 17, 2009, none of the vesting requirements of the 2,000,000 stock options had been met and thus none of the 2,000,000 stock options were exercisable.  The Company does not anticipate that they will become exercisable within 60 days. Thus, they are excluded from the beneficial ownership table.

(3)	Mr. Branning was appointed to the position of CFO on September 5, 2008 and resigned effective December 11, 2008.

(4)	Mr. Krauss was appointed to the positions of CFO, Secretary and Treasurer on December 11, 2008 to fill the vacancy created by the resignation of Mr. Branning.

(5)      Represents shares owned by 1420525 Alberta Ltd., a private Alberta corporation wholly owned by Mr. Rayat.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Wages and benefits

During the years ended December 31, 2008 and 2007, the Company incurred $260,331 and $266,208 in cash wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

During the years ended December 31, 2008 and 2007, the Company recorded $13,624 and $1,210,568 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share.

Director fees

During the years ended December 31, 2008 and 2007, the Company incurred $9,750 and $3,400 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the year ended December 31, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At December 31, 2008, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  At December 31, 2008, accrued interest on the $750,000 remaining promissory note was $243,473 and is included in interest payable. The entire principal and accrued interest is due and payable on demand.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Director Independence

Please refer to “ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Peterson Sullivan, LLP currently serves as the Company’s independent auditors.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's auditors, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

The Company does not currently have an audit committee.

The following table presents aggregate fees for professional services rendered by Peterson Sullivan, LLP for the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit fees	$23,126	$21,939
Audit-related fees	-	-
Tax fees	11,096	-
All other fees	-	-
Total	$34,222	$21,939

Audit Fees

Audit Fees for the years ended December 31, 2008 and 2007 consist of the aggregate fees billed by Peterson Sullivan, LLP for the audit of the consolidated financial statements included in the Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2008 and 2007.

Tax Fees

Tax Fees for the years ended December 31, 2008 and 2007 consist of the aggregate fees billed by Peterson Sullivan, LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2008 and 2007
•	Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008 and 2007
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
•	Notes to the Consolidated Financial Statements

2.  Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3.  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized.

PhytoMedical Technologies, Inc.
(Registrant)

March 19, 2009	By:	/s/ Greg Wujek
President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Wujek	President, Chief Executive Officer,	March 19, 2009
Greg Wujek	Director

/s/ Raymond Krauss	Chief Financial Officer , Secretary, Treasurer,	March 19, 2009
Raymond Krauss	Director

/s/ Gary Branning	Director	March 19, 2009
Gary Branning

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.