Form 10-Q
period 2009-03-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2009-05-14
CIK 1002422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

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

Large accelerated filer		Accelerated filer	

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 200,398,290 shares of Common Stock, par value $0.00001, were outstanding on May 1, 2009.

PHYTOMEDICAL TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$534,036	$665,833
Prepaid expenses and other current assets	5,114	2,260
Total current assets	539,150	668,093

Intangible assets - license fees	15,000	15,000

Total assets	$554,150	$683,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$30,455	$23,397
Interest payable	259,192	243,473
Notes payable	750,000	750,000
Total current liabilities	1,039,647	1,016,870

Commitments and Contingencies

Stockholders' deficit
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock: $0.00001 par value; 300,000,000 authorized, 200,398,290 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,004	2,004
Additional paid-in capital	26,285,899	26,285,899
Accumulated other comprehensive loss	-	(523)
Accumulated deficit	(26,773,400)	(26,621,157)

Total stockholders' deficit	(485,497)	(333,777)

Total liabilities and stockholders' deficit	$554,150	$683,093

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$-	$-

Operating expenses
Directors fees - related party	1,700	3,150
Investor relations	-	422,530
Wages and benefits	67,905	80,521
Research and development	18,323	149,252
Professional fees	45,007	22,094
Other operating expenses	3,066	61,320
Total operating expenses	136,001	738,867

Loss from operations	(136,001)	(738,867)

Other income (expense)
Interest income	-	13,401
Interest expense	(15,719)	(26,297)
Loss on dissolution of foreign subsidiary	(523)	-
Foreign exchange loss	-	(1,571)
Total other income (expense)	(16,242)	(14,467)

Net loss	$(152,243)	$(753,334)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	200,398,290	200,398,290

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2009 and Year Ended December 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2007	200,398,290	$2,004	$26,272,275	$1	$(25,060,356)	$-	$1,213,924

Stock based compensation expense			13,624				13,624

Comprehensive income (loss)
Foreign currency translation adjustments				(524)		(524)	(524)

Net loss, year ended December 31, 2008					(1,560,801)	(1,560,801)	(1,560,801)
Total comprehensive loss						(1,561,325)

Balance, December 31, 2008	200,398,290	2,004	26,285,899	(523)	(26,621,157)		(333,777)

Comprehensive income (loss)
Loss on dissolution of foreign subsidiary				523		523	523

Net loss, three months ended March 31, 2009					(152,243)	(152,243)	(152,243)
Total comprehensive loss						$(151,720)

Balance, March 31, 2009	200,398,290	$2,004	$26,285,899	$-	$(26,773,400)		$(485,497)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(152,243)	$(753,334)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	800
Stock based compensation	-	13,624
Loss on dissolution of foreign subsidiary	523	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(2,854)	(3,524)
Increase in accounts payable	7,058	-
Increase in accrued liabilities	-	1,563
Increase (decrease) in interest payable	15,719	(41,882)
Net cash used in operating activities	(131,797)	(782,753)

Cash flows from investing activities
Purchase of equipment	-	(2,300)
Net cash used in investing activities	-	(2,300)

Cash flows from financing activities
Repayment of loan to stockholder	-	(250,000)
Net cash used in financing activities	-	(250,000)

Effect of foreign exchange rate	-	1

Decrease in cash and cash equivalents	(131,797)	(1,035,052)

Cash and cash equivalents at beginning of period	665,833	2,434,230
Cash and cash equivalents at end of period	$534,036	$1,399,178

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$68,179
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
 (Expressed in U.S. Dollars)
(Unaudited)

Note 1.  Organization and Nature of Operations

PhytoMedical Technologies, Inc. was incorporated in the State of Nevada on July 25, 2001; and together with its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenal”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”) is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities. PolyPhenal was incorporated on August 24, 2004 in the State of Nevada and has no assets and liabilities.  PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office.  The Company ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, the Company dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.

PhytoMedical Technologies, Inc., together with its wholly owned subsidiaries, is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.

Note 2.  Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred cumulative losses of $26,773,400 through March 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $500,497 as of March 31, 2009.  Additionally, the Company has expended a significant amount of cash in developing its technology.  The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of PhytoMedical Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2009 and 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the quarterly financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s 2008 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company was required to adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on January 1, 2009.  The adoption of SFAS 157 for non-financial assets and liabilities and the adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.  In October 2008, the FASB issued SFAS Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.”   FSP EITF 03-06-1 must be adopted for reporting periods beginning after December 15, 2008.  FSP EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and interim periods within those fiscal years. SFAS 141R did not have a material effect on the Company’s consolidated financial statements.

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

Excluded from the computation of diluted net loss per share for the three months ended March 31, 2009 and 2008, because their effect would be antidilutive, are stock options and warrants to acquire 12,897,081 shares of common stock with a weighted-average exercise price of $0.42 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Numerator - net loss	$(152,243)	$(753,334)

Denominator - weighted average number of common shares outstanding - basic and diluted	200,398,290	200,398,290

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Note 5.  Iowa State University Sponsored Research Agreement

Iowa State University Sponsored Research Agreement

On February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into a Sponsored Research Agreement with Iowa State University (“ISU”). Under terms of the agreement, the Company continued to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.  On January 6, 2009, the Company provided written notice to ISU terminating the Sponsored Research Agreement between the Company and ISU. The termination was effective March 6, 2009.

Contractual Obligations under the ISU Sponsored Research Agreement were as follows:

Year 1: $62,251 (paid as of March 31, 2009) to ISU in 4 quarterly installments, the first of which was due within 30 days of signing of the Sponsored Research Agreement, the second of which was due to ISU 3 months from the previous payment;

Year 2: $70,295 ($52,721 of which was paid as of March 31, 2009) to ISU in 4 quarterly installments, the first of which was due to ISU 3 months from the previous payment; and

Year 3: $72,140 to ISU in 4 quarterly installments, the first of which was due to ISU 3 months from the previous payment.

Upon written notice of termination of the Sponsored Research Agreement to ISU on January 6, 2009, the Company was current with respect to all contractual obligations owed to ISU pursuant to the Sponsored Research Agreement.

As of March 31, 2009, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement of which $0 and $15,563 is included in research and development expense for the three months ended March 31, 2009 and 2008.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $0 and $414 during the three months ended March 31, 2009 and 2008 for other out-of-pocket costs that are included in research and development expense.

Note 6.  Iowa State University Research Foundation License Agreement

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

Under terms of the license agreement, the Company had to pay ISURF license fees, of which $20,000 was payable (paid) within 30 days of execution of the agreement, $50,000 was payable upon completion of the first successful Phase 2 clinical trial and the remaining $250,000 was payable upon first approval by the regulatory authority on new drug application. The Company also had to reimburse ISURF the cost incurred for filing, prosecuting and maintaining the licensed patents together with 15% of the said costs, not exceeding $10,000, as the administration fee.

Upon written notice of termination of the license agreement to ISURF on January 6, 2009, the Company was current with respect to all contractual obligations owed to ISURF pursuant to the license agreement.

As of March 31, 2009, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three months ended March 31, 2009 and 2008.

Note 7.  Ricerca Development Agreements

The Company utilizes Ricerca BioSciences LLC (“Ricerca”) as a research vendor, on an as needed basis, to assist in the development of the Company’s technologies.  The terms and scope of the work that Ricerca performs is in accordance with formalized statements of work.

During the three months ended March 31, 2009 and 2008, the Company incurred $5,400 and $41,100 for services provided by Ricerca, which is included in research and development expense.

Note 8.  Dartmouth Sponsored Research Agreement

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

As of March 31, 2009, the Company has paid a total of $172,800 pursuant to the Sponsored Research Agreement with Dartmouth, of which $11,750 and $92,715 is included in research and development expense for the three months ended March 31, 2009 and 2008.

Note 9.  Dartmouth License Agreement

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

The Company submitted a Confidential Treatment (“CT”) Request with the United States Securities and Exchange Commission (the “SEC”) on October 22, 2008.  On March 9, 2009, the SEC granted the confidential treatment of the Dartmouth License Agreement to the Company. Accordingly, the terms of the license agreement do not need to be released to the public until August 5, 2013.

Note 10.  Stock Options

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

A summary of the Company’s stock option activity for the three months ended March 31, 2009 and related information follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008 and March 31, 2009	2,000,000	$0.52	7.34 years	$-

Exercisable at March 31, 2009	-

Available for grant at March 31, 2009	20,250,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The intrinsic value changes based on the fair market value of the Company’s common stock.

At March 31, 2009 and December 31, 2008 the Company had unvested stock options to purchase 2,000,000 shares of the Company’s common stock at a grant date fair value per share of $0.48.

During the three months ended March 31, 2009 and 2008, stock-based compensation expense of $0 and $13,624 was recognized for options previously granted, which is included in wages and benefits.  As of March 31, 2009, the Company had no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
	Number of Options	Weighted Average Remaining Contractual	Weighted Average Exercise	Number of Options	Weighted Average Remaining Contractual	Weighted Average Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.52	2,000,000	7.34	$0.52	—	—	$—

The Company does not repurchase shares to fulfill the requirements of stock options that are exercised. Further, the Company issues new shares when stock options are exercised.

Note 11.  Warrants

As of March 31, 2009, there were 10,897,081 warrants outstanding. Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.40 per share until September 25, 2010.

Note 12.  Related Party Transactions

Wages and benefits

During the three months ended March 31, 2009 and 2008, the Company incurred $67,905 and $66,897 in cash wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

During the three months ended March 31, 2008, the Company also recorded $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Director fees

During the three months ended March 31, 2009 and 2008, the Company incurred $1,700 and $3,150 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the three months ended March 31, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At March 31, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  At March 31, 2009, accrued interest on the $750,000 remaining promissory note was $259,192 and is included in interest payable.  The entire principal and accrued interest is due and payable on demand.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Item 2.  Management’s discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended March 31, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

PhytoMedical Technologies, Inc. was incorporated in the State of Nevada on July 25, 2001; and together with its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenal”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”) is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities. PolyPhenal was incorporated on August 24, 2004 in the State of Nevada and has no assets and liabilities.  PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office.  As a result, the Company dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.

PhytoMedical Technologies, Inc., together with its wholly owned subsidiaries, is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.

Because the Company is a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-Q are not required to be made by the Company.

Cancer Research

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

On February 3, 2009, PhytoMedical Technologies, Inc. issued a news release to announce results from recent in vivo efficacy and toxicity tests where the Company’s patented anti-cancer compound was administered to specimens with difficult-to-treat human brain cancer (SF295 glioblastoma xenografts) and, according to researchers, proved to be least toxic and effective in controlling the growth of SF295 human glioblastoma xenografts.

Based on the results, the Company is currently creating an Intra Venous (IV) formulation to be tested in vivo for efficacy and toxicity.  Additionally the Company plans on conducting a pharmacologic study on the IV formulation.

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

As of March 31, 2009, the Company has paid a total of $172,800 pursuant to the Sponsored Research Agreement with Dartmouth, of which $11,750 and $92,715 is included in research and development expense for the three months ended March 31, 2009 and 2008.

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

The Company submitted a Confidential Treatment (“CT”) Request with the United States Securities and Exchange Commission (the “SEC”) on October 22, 2008.  On March 9, 2009, the SEC granted the confidential treatment of the Dartmouth License Agreement to the Company. Accordingly, the terms of the license agreement do not need to be released to the public until August 5, 2013.

Diabetes Research

Iowa State University Sponsored Research Agreement

On February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into a Sponsored Research Agreement with Iowa State University (“ISU”). Under terms of the agreement, the Company continued to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.  On January 6, 2009, the Company provided written notice to ISU terminating the Sponsored Research Agreement between the Company and ISU. The termination was effective March 6, 2009.

Contractual Obligations under the ISU Sponsored Research Agreement were as follows:

Year 1: $62,251 (paid as of March 31, 2009) to ISU in 4 quarterly installments, the first of which was due within 30 days of signing of the Sponsored Research Agreement, the second of which was due to ISU 3 months from the previous payment;

Year 2: $70,295 ($52,721 of which was paid as of March 31, 2009) to ISU in 4 quarterly installments, the first of which was due to ISU 3 months from the previous payment; and

Year 3: $72,140 to ISU in 4 quarterly installments, the first of which was due to ISU 3 months from the previous payment.

Upon written notice of termination of the Sponsored Research Agreement to ISU on January 6, 2009, the Company was current with respect to all contractual obligations owed to ISU pursuant to the Sponsored Research Agreement.

As of March 31, 2009, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement of which $0 and $15,563 is included in research and development expense for the three months ended March 31, 2009 and 2008.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $0 and $414 during the three months ended March 31, 2009 and 2008 for other out-of-pocket costs that are included in research and development expense.

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

Under terms of the license agreement, the Company had to pay to ISURF license fees, of which $20,000 was payable (paid) within 30 days of execution of the agreement, $50,000 was payable upon completion of the first successful Phase 2 clinical trial and the remaining $250,000 was payable upon first approval by the regulatory authority on new drug application. The Company also had to reimburse ISURF the cost incurred for filing, prosecuting and maintaining the licensed patents together with 15% of the said costs, not exceeding $10,000, as the administration fee.

Upon written notice of termination of the license agreement to ISURF on January 6, 2009, the Company was current with respect to all contractual obligations owed to ISURF pursuant to the license agreement.

As of March 31, 2009, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three months ended March 31, 2009 and 2008.

Ricerca Development Agreements

The Company utilizes Ricerca BioSciences LLC (“Ricerca”) as a research vendor, on an as needed basis, to assist in the development of the Company’s technologies.  The terms and scope of the work that Ricerca performs is in accordance with formalized statements of work.

During the three months ended March 31, 2009 and 2008, the Company incurred $5,400 and $41,100 for services provided by Ricerca, which is included in research and development expense.

Results of Operations

A summary of the Company’s operating expense for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,		Percentage
	2009	2008	Change

Operating expenses
Director fees - related party	$1,700	$3,150	(46	) %
Investor relations	-	422,530	(100)
Wages and benefits	67,905	80,521	(16)
Research and development	18,323	149,252	(88)
Professional fees	45,007	22,094	104
Other operating expenses	3,066	61,320	(95)
Total operating expenses	$136,001	$738,867	(82	) %

Director fees – related party

Non-employee directors receive $250 per month for their services as directors plus $100 for each board meeting attended.

The decrease in director fees is partially the result of a former director who resigned in September 2007 receiving $850 in January 2008 for services rendered as a non-employee director during fiscal year 2007.  In addition, the three months ended March 31, 2008 includes $750 for director fees that were earned during the quarter ended December 31, 2007. The amount was not deemed significant to the consolidated financial statements taken as a whole.

Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

During the three months ended March 31, 2008, the Company ramped up its production of newsletters, analyst coverage, and information distribution to the investor community as a result of technological advances made pursuant to the Sponsored Research Agreement with Dartmouth at the end of the fiscal year 2007 and the beginning of the fiscal year 2008, resulting in significant investor relations expense during the three months ended March 31, 2008 compared to the three months ended March 31, 2009.

Wages and benefits

During the three months ended March 31, 2009 and 2008, the Company incurred $67,905 and $66,897 in cash wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

During the three months ended March 31, 2008, the Company also recorded $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Research and development

Research and development costs represent costs incurred to develop the Company’s technologies and are incurred pursuant to the Company’s sponsored research agreements with Dartmouth, ISU, Ricerca, and other third party contract research organizations. The sponsored research agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. The Company charges all research and development expenses to operations as they are incurred, except for prepayments which are capitalized and amortized over the applicable period.

Following is a summary of research and development expense incurred for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,		Increase/
	2009	2008	(Decrease)

Research and development expense
ISU Sponsored Research Agreement	$-	$15,563	$(15,563)
Dartmouth Sponsored Research Agreement	11,750	92,175	(80,425)
Ricerca	5,400	41,100	(35,700)
Other research and development expense, including out-of-pocket costs	1,173	414	759
Total research and development expense	$18,323	$149,252	$(130,929)

Professional fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

Professional fees increased $22,913 during the three months ended March 31, 2009 compared to the same period in 2008 substantially due to an increase in accounting, audit and tax fees of approximately $15,200 and an increase in legal fees of approximately $8,400.  This increase is partially the result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees.

Other operating expenses

Other operating expenses include travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

Other operating expenses decreased $58,254 during the three months ended March 31, 2009 compared to the same period in 2008 substantially due to decreases in travel and entertainment of $26,456, office supplies, printing and mailing of $12,842, rent of $5,317, and office repair and maintenance of $6,670, as a result of the Company closing its administrative office in Vancouver, Canada, effective August 31, 2008.

Other income (expense)

A summary of the Company’s other income (expense) for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,		Percentage
	2009	2008	Change

Other income (expense)
Interest income	$-	$13,401	(100	) %
Interest expense	(15,719)	(26,297)	(40)
Loss on dissolution of foreign subsidiary	(523)	-	*
Foreign exchange loss	-	(1,571)	(100)
Total other income (expense)	$(16,242)	$(14,467)	12%

* Not meaningful

Interest income

As a result of the Company closing its administrative office in Vancouver, Canada, effective August 31, 2008 and the dissolution of PhytoMedical Technologies Ltd., the Company closed its interest bearing bank account on December 31, 2008.

Interest expense

Interest expense decreased $10,578 during the three months ended March 31, 2009 compared to the same period in 2008 as a result of the Company repaying the principal balance of $250,000 of a note payable in February 2008.

Loss on dissolution of foreign subsidiary

PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”) provided administrative services to the Company’s Canadian office. The Company ceased to conduct business in Canada, effective August 31, 2008 and closed this office. As a result, the Company dissolved PhytoMedical Ltd. and eliminated all intercompany balances.  In accordance with SFAS No. 52, “Foreign Currency Translation”, the Company recorded a loss on its investment in PhytoMedical Ltd. equal to the accumulated other comprehensive income at December 31, 2008, the time of the dissolution.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred cumulative losses of $26,773,400 through March 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $500,497 as of March 31, 2009.  Additionally, the Company has expended a significant amount of cash in developing its technology.  The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank.  At March 31, 2009, the Company had cash and cash equivalents of $534,036. The Company has financed its operations primarily from funds received pursuant to a private placement completed by the Company in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $131,797 for the three months ended March 31, 2009 compared to $782,753 for the same period in 2008.  The decrease of $650,956 in cash used was substantially due to decreases in investor relations expense of $422,530, research and development expense of $130,929, and other operating expenses of $58,254 during the three months ended March 31, 2009 compared to 2008.  See “Results of Operations” above for further discussion regarding the decrease in these expenses.

Net cash used in investing activities was $0 for the three months ended March 31, 2009 compared to $2,300 during the same period in 2008.  During the three months ended March 31, 2008, the Company purchased $2,300 of equipment.

Net cash used in financing activities was $0 for the three months ended March 31, 2009 compared to $250,000 for the same period in 2008.  During the three months ended March 31, 2008, the Company repaid $250,000 of the outstanding principal balance on its notes payable.

Related Party Transactions

Wages and benefits

During the three months ended March 31, 2009 and 2008, the Company incurred $67,905 and $66,897 in cash wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

During the three months ended March 31, 2008, the Company also recorded $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Director fees

During the three months ended March 31, 2009 and 2008, the Company incurred $1,700 and $3,150 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the three months ended March 31, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At March 31, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  At March 31, 2009, accrued interest on the $750,000 remaining promissory note was $259,192 and is included in interest payable.  The entire principal and accrued interest is due and payable on demand.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company does not have any contractual obligations other than the Sponsored Research and License Agreements, Notes Payable and Accrued Interest, as discussed above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3.  “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.   Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

____________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

PhytoMedical Technologies, Inc.
(Registrant)

May 14, 2009	By: /s/ Greg Wujek
Greg Wujek
President, Chief Executive Officer, Director

May 14, 2009	/s/ Raymond Krauss
Chief Financial Officer, Secretary, Treasurer, Director