Form 10-Q/A
period 2009-03-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2009-07-30
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q/A

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

Large accelerated filer		Accelerated filer	

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 200,398,290 shares of Common Stock, par value $0.00001, were outstanding on May 1, 2009.

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) is being filed by PhytoMedical Technologies, Inc. (the “Company”) and amends the Company’s unaudited financial statements for the quarter ended March 31, 2009.  This Form 10-Q/A replaces in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2009 (the “Original Filing”) and reflects certain adjustments made in connection with the Company’s adoption of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  Specifically, on July 27, 2009, the Company determined that it should have adopted EITF 07-5, effective January 1, 2009.  As a result, the Company’s financial statements included in the Form 10-Q for the quarter ended March 31, 2009 did not reflect a reclassification of 10,897,081 of the Company’s Class A Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $1,174,576.  Additionally, for the three months ended March 31, 2009, the Company understated the change in fair value of warrant liability by $155,161, and, as a result, understated the Company’s net loss for the quarter ended March 31, 2009 by $155,161.

This Form 10-Q/A has revised Item 1 “Consolidated Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 4T “Controls and Procedures”, and Item 5 “Other Information.”

In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-Q/A certain currently dated certifications.

Pursuant to the requirements of Form 8-K Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, the Company was required to file a Form 8-K.  However, the Company was able to satisfy the Form 8-K filing requirements by filing this Form 10-Q/A within the required reporting period.

All of the foregoing was discussed with Peterson Sullivan LLP, the Company’s independent registered public accounting firm.

PHYTOMEDICAL TECHNOLOGIES, INC.

FORM 10-Q/A

For the Quarterly Period Ended March 31, 2009

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$534,036	$665,833
Prepaid expenses and other current assets	5,114	2,260
Total current assets	539,150	668,093

Intangible assets - license fees	15,000	15,000

Total assets	$554,150	$683,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$30,455	$23,397
Interest payable	259,192	243,473
Notes payable	750,000	750,000
Total current liabilities	1,039,647	1,016,870

Long-term liabilities
Warrant liability	179,264	-
Total long-term liabilities	179,264	-

Total liabilities	1,218,911	1,016,870

Commitments and Contingencies

Stockholders' deficit
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock: $0.00001 par value; 300,000,000 authorized, 200,398,290 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,004	2,004
Additional paid-in capital	25,087,220	26,285,899
Accumulated other comprehensive loss	-	(523)
Accumulated deficit	(25,753,985)	(26,621,157)
Total stockholders' deficit	(664,761)	(333,777)

Total liabilities and stockholders' deficit	$554,150	$683,093

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$-	$-

Operating expenses
Directors fees - related party	1,700	3,150
Investor relations	-	422,530
Wages and benefits	67,905	80,521
Research and development	18,323	149,252
Professional fees	45,007	22,094
Other operating expenses	3,066	61,320
Total operating expenses	136,001	738,867

Loss from operations	(136,001)	(738,867)

Other income (expense)
Interest income	-	13,401
Interest expense	(15,719)	(26,297)
Change in fair value of warrant liability	(155,161)	-
Loss on dissolution of foreign subsidiary	(523)	-
Foreign exchange loss	-	(1,571)
Total other income (expense)	(171,403)	(14,467)

Net loss	$(307,404)	$(753,334)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	200,398,290	200,398,290

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2009 and Year Ended December 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

				Accumulated Other			Total
	Common Stock		Additional	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2007	200,398,290	$ 2,004	$ 26,272,275	$ 1	$ (25,060,356)	$ -	$ 1,213,924

Stock based compensation expense			13,624				13,624

Comprehensive income (loss)
Foreign currency translation adjustments				(524)		(524)	(524)

Net loss, year ended December 31, 2008					(1,560,801)	(1,560,801)	(1,560,801)
Total comprehensive loss						(1,561,325)

Balance, December 31, 2008	200,398,290	2,004	26,285,899	(523)	(26,621,157)		(333,777)

Cumulative adjustment upon adoption of EITF 07-5			(1,198,679)		1,174,576		(24,103)

Comprehensive income (loss)
Loss on dissolution of foreign subsidiary				523		523	523

Net loss, three months ended March 31, 2009					(307,404)	(307,404)	(307,404)
Total comprehensive loss						$ (306,881)

Balance, March 31, 2009	200,398,290	$ 2,004	$ 25,087,220	$ -	$ (25,753,985)		$ (664,761)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(307,404)	$(753,334)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	800
Change in fair value of warrant liability	155,161	-
Stock based compensation	-	13,624
Loss on dissolution of foreign subsidiary	523	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(2,854)	(3,524)
Increase in accounts payable	7,058	-
Increase in accrued liabilities	-	1,563
Increase (decrease) in interest payable	15,719	(41,882)
Net cash used in operating activities	(131,797)	(782,753)

Cash flows from investing activities
Purchase of equipment	-	(2,300)
Net cash used in investing activities	-	(2,300)

Cash flows from financing activities
Repayment of loan to stockholder	-	(250,000)
Net cash used in financing activities	-	(250,000)

Effect of foreign exchange rate	-	1

Decrease in cash and cash equivalents	(131,797)	(1,035,052)

Cash and cash equivalents at beginning of period	665,833	2,434,230
Cash and cash equivalents at end of period	$534,036	$1,399,178

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$68,179
Income tax paid in cash	$-	$-

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

Note 2.  Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred cumulative losses of $25,753,985 through March 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $500,497 as of March 31, 2009.  Additionally, the Company has expended a significant amount of cash in developing its technology.  The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Numerator - net loss	$ (307,404)	$ (753,334)

Denominator - weighted average number
of common shares outstanding - basic and diluted	200,398,290	200,398,290

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

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

A summary of the Company’s stock option activity for the three months ended March 31, 2009 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at December 31, 2008 and March 31, 2009	2,000,000	$ 0.52	7.34 years	$ -

Exercisable at March 31, 2009	-

Available for grant at March 31, 2009	20,250,000

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

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

			Stock Options Outstanding			Stock Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Number of	Remaining	Average	Number of	Remaining	Average
		Options	Contractual	Exercise	Options	Contractual	Exercise
	Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$	$0.52	2,000,000	7.34	$0.52	—	—	$—

The Company does not repurchase shares to fulfill the requirements of stock options that are exercised. Further, the Company issues new shares when stock options are exercised.

Note 11.  Warrants

On September 25, 2007, PhytoMedical completed a $3,205,000 private placement (the “2007 Private Placement”), for which Palladium Capital, LLC (“Palladium"), acted as the exclusive placement agent. The 2007 Private Placement consisted of the sale of 10,683,333 units (the "Units") at a price of $0.30 per Unit (the "Unit Issue Price") or $3,205,000 in the aggregate. The Units were offered and sold to 13 accredited investors (the “Investors”) as defined in Regulation D as promulgated under the Securities Act of 1933, as amended.   Each Unit consisted of one share of common stock and one Class A warrant ("Class A Warrant")at an exercise price of $0.40, expiring September 25, 2010.  The Company issued 10,683,331 Class A Warrants pursuant to the terms of the 2007 Private Placement and 213,750 to the agent as commission (under the same terms), for a total of 10,897,081 Class A Warrants.

The terms of the Class A Warrants that were issued pursuant to the 2007 Private Placement contain a provision such that upon subsequent equity sales of common stock or common stock equivalents at an effective price per share (the “Base Share Price”) less than the $0.40 exercise price per share of the Class A Warrants then the exercise price of the Class A Warrants shall be reduced to the Base Share Price and the number of Class A Warrants shall be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price shall be equal to the aggregate exercise price prior to such adjustment (“Dilutive Issuance”). The potential adjustment to the Class A Warrant exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class A Warrants fall under the scope of EITF 07-5 pursuant to which the Class A Warrants are not considered indexed to the Company’s own stock and do not meet the scope exception in paragraph 11(a) of FASB 133 and therefore need to be accounted for as a derivative, effective January 1, 2009, the beginning of the Company’s fiscal year 2009.  As of March 31, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class A Warrants.

The fair value of the Class A Warrants at the grant date as calculated using the Black-Scholes model was $2,724,270.  The proceeds from the 2007 Private Placement allocated to the Class A Warrants were $1,198,679.

As of March 31, 2009, there were 10,897,081 Class A Warrants outstanding.

Restatement of March 31, 2009 financial statements

On July 27, 2009, subsequent to the initial filing of the Company’s Form 10-Q for the quarter ended March 31, 2009, the Company determined that it should have adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, effective January 1, 2009.  The adoption of EITF 07-5 resulted in a material misstatement of the Company’s financial statements for the quarter ended March 31, 2009.  As a result, the Company is filing this amended Form

10-Q to restate the Company’s financial statements for the quarter ended March 31, 2009.  The restated financial statements reflect a reclassification of 10,897,081 of the Company’s Class A Warrants to warrant liability, under long-term liabilities, resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $1,174,576.  Additionally, for the three months ended March 31, 2009, the Company understated the change in fair value of warrant liability by $155,161, and, as a result, understated the Company’s net loss for the quarter ended March 31, 2009 by $155,161 which was recorded in other expense.

 The Company accounts for its warrant liability in accordance with SFAS 157.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has valued its warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  volatility 147.45%, risk-free rate 0.81%, and term of 1.5 years.

The following reconciles the warrant liability for the three months ended March 31, 2009:

Beginning Balance, Janary 1, 2009	$24,103
Change in fair value of warrant liability	155,161
Ending Balance, March 31, 2009	$179,264

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

Item 2.  Management’s discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q/A for the three months ended March 31, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-Q/A should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q/A. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q/A and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Because the Company is a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-Q/A are not required to be made by the Company.

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

Results of Operations

A summary of the Company’s operating expense for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,		Percentage
	2009	2008	Change

Operating expenses
Director fees - related party	$1,700	$3,150	(46)%
Investor relations	-	422,530	(100)
Wages and benefits	67,905	80,521	(16)
Research and development	18,323	149,252	(88)
Professional fees	45,007	22,094	104
Other operating expenses	3,066	61,320	(95)
Total operating expenses	$136,001	$738,867	(82)%

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

              Other income (expense)

A summary of the Company’s other income (expense) for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,		Percentage
	2009	2008	Change

Other income (expense)
Interest income	$-	$13,401	(100)%
Interest expense	(15,719)	(26,297)	(40)
Change in fair value of warrant liability	(155,161)	-	*
Loss on dissolution of foreign subsidiary	(523)	-	*
Foreign exchange loss	-	(1,571)	(100)
Total other income (expense)	$(171,403)	$(14,467)	1,085%

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

Change in fair value of warrant liability

On January 1, 2009, the Company adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  The Company determined that its Class A Warrants contained a Dilutive Issuance provision.  As a result, the Company reclassified 10,897,081 of its Class A Warrants to warrant liability, under long-term liabilities, resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $1,174,576.

The Company accounts for its warrant liability in accordance with SFAS 157.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has valued its warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  volatility 147.45%, risk-free rate 0.81%, and term of 1.5 years.  The Company recorded a non-cash loss related to the Class A Warrants of $155,161 for the three months ended March 31, 2009, which was recorded in other expense.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred cumulative losses of $25,753,985 through March 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $500,497 as of March 31, 2009.  Additionally, the Company has expended a significant amount of cash in developing its technology.  The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Pronouncements

See Note 3.  “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q/A.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to filing its Form 10-Q for the quarter ended March 31, 2009, the Company determined that its Class A Warrants contained a Dilutive Issuance provision, resulting in a material adjustment that was required to appropriately account for its warrant liability.   As a result, the Company has concluded that there is a material weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner.  The Company is currently evaluating how to effectively remediate this material weakness.  In this regard, the Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and intends to make changes aimed at enhancing their effectiveness.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review

This Form 10-Q/A is being filed to restate the financial statements previously filed on Form 10-Q for the quarter ended March 31, 2009.  Refer to “Explanatory Note” preceding the consolidated financial statements in this Form 10-Q/A.

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

                                                                                                                             PhytoMedical Technologies, Inc.

                                                                                                                                                (Registrant)

July 30, 2009                                                                                                       By: /s/ Greg Wujek

                                                                                                                             Greg Wujek

                                                                                                                             President, Chief Executive Officer, Director

July 30, 2009                                                                                                       /s/ Raymond Krauss

                                                                                                                             Chief Financial Officer, Secretary, Treasurer, Director