Form 10-Q
period 2009-06-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2009-08-13
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 200,398,290 shares of Common Stock, par value $0.00001, were outstanding on August 1, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$376,564	$665,833
Deferred research and development costs	23,960	-
Prepaid expenses and other current assets	2,527	2,260
Total current assets	403,051	668,093

Intangible assets - license fees	15,000	15,000

Total assets	$418,051	$683,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,427	$23,397
Interest payable	275,086	243,473
Notes payable	750,000	750,000
Total current liabilities	1,033,513	1,016,870

Long-term liabilities
Warrant liability	124,757	-
Total long-term liabilities	124,757	-

Total liabilities	1,158,270	1,016,870

Commitments and Contingencies

Stockholders' deficit
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock: $0.00001 par value; 300,000,000 authorized, 200,398,290 shares issued and outstanding at June 30, 2009 and December 31, 2008	2,004	2,004
Additional paid-in capital	25,087,220	26,285,899
Accumulated other comprehensive loss	-	(523)
Accumulated deficit	(25,829,443)	(26,621,157)
Total stockholders' deficit	(740,219)	(333,777)

Total liabilities and stockholders' deficit	$418,051	$683,093

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-

Operating expenses
Directors fees - related party	1,500	-	3,200	3,150
Investor relations	1,408	63,015	1,408	485,545
Wages and benefits	66,776	109,586	134,680	190,107
Research and development	14,416	78,699	32,739	227,951
Professional fees	28,323	39,942	73,330	62,036
Other operating expenses	1,648	20,469	4,715	81,789
Total operating expenses	114,071	311,711	250,072	1,050,578

Loss from operations	(114,071)	(311,711)	(250,072)	(1,050,578)

Other income (expense)
Interest income	-	4,751	-	18,152
Interest expense	(15,894)	(19,696)	(31,613)	(45,993)
Change in fair value of warrant liability	54,507	-	(100,654)	-
Loss on dissolution of foreign subsidiary	-	-	(523)	-
Foreign exchange loss	-	(2,007)	-	(3,578)
Total other income (expense)	38,613	(16,952)	(132,790)	(31,419)

Net loss	$(75,458)	$(328,663)	$(382,862)	$(1,081,997)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	200,398,290	200,398,290	200,398,290	200,398,290

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND YEAR ENDED DECEMBER 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

				Accumulated Other			Total
	Common Stock		Additional	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2007	200,398,290	$ 2,004	$ 26,272,275	$ 1	$ (25,060,356)	$ -	$ 1,213,924

Stock based compensation expense	-	-	13,624	-	-	-	13,624

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	(524)	-	(524)	(524)

Net loss, year ended December 31, 2008	-	-	-	-	(1,560,801)	(1,560,801)	(1,560,801)
Total comprehensive loss						(1,561,325)

Balance, December 31, 2008	200,398,290	2,004	26,285,899	(523)	(26,621,157)	-	(333,777)

Cumulative adjustment upon adoption of EITF 07-5	-	-	(1,198,679)	-	1,174,576	-	(24,103)

Comprehensive income (loss)
Loss on dissolution of foreign subsidiary	-	-	-	523	-	523	523

Net loss, six months ended June 30, 2009	-	-	-	-	(382,862)	(382,862)	(382,862)
Total comprehensive loss						$ (382,339)

Balance, June 30, 2009	200,398,290	$ 2,004	$ 25,087,220	$ -	$ (25,829,443)		$ (740,219)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(382,862)	$(1,081,997)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	2,022
Change in fair value of warrant liability	100,654	-
Stock based compensation	-	13,624
Loss on dissolution of foreign subsidiary	523	-
Changes in operating assets and liabilities:
Increase in deferred research and development costs	(23,960)	-
Increase in prepaid expenses and other current assets	(267)	(1,729)
Increase (decrease) in accounts payable	(14,970)	1,881
Increase in accrued liabilities	-	7,425
Increase (decrease) in interest payable	31,613	(22,232)
Net cash used in operating activities	(289,269)	(1,081,006)

Cash flows from investing activities
Purchase of equipment	-	(6,173)
Net cash used in investing activities	-	(6,173)

Cash flows from financing activities
Repayment of loan to stockholder	-	(250,000)
Net cash used in financing activities	-	(250,000)

Effect of foreign exchange rate	-	515

Decrease in cash and cash equivalents	(289,269)	(1,336,664)

Cash and cash equivalents at beginning of period	665,833	2,434,230
Cash and cash equivalents at end of period	$376,564	$1,097,566

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$68,226
Income tax paid in cash	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Note 2. Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred cumulative losses of $25,829,443 through June 30, 2009, does not have positive cash flows from operating activities, and had negative working capital of $630,462 as of June 30, 2009. Additionally, the Company has expended a significant amount of cash in developing its technology. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary. The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of PhytoMedical Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and six months ended June 30, 2009 and 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals” (SFAS 168), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). All existing accounting standards documents are superseded as described in SFAS 168 and all other accounting literature not included in SFAS 168 is nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168, effective July 1, 2009, the beginning of its third quarter ended September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. In accordance with SFAS 165, the Company has evaluated subsequent events through August 13, 2009, which is the date on which these financial statements were issued.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on January 1, 2009, the beginning of its fiscal year 2009. The adoption of SFAS 157 for non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued SFAS Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company’s consolidated financial statements. In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustments to estimate fair value. FSP 157-4 supersedes FSP 157-3 and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 157-4 on April 1, 2009, the beginning of its second quarter ended June 30, 2009. The application of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". FSP 107-1 amends SFAS 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures pursuant to FSP 107-1 in this Form 10-Q for the quarter ended June 30, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009. See Note 11. “Warrants” for disclosure of the impact that EITF 07-5 had on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted SFAS 160 on January 1, 2009, the beginning of its fiscal year 2009. SFAS 160 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 160 on January 1, 2009, the beginning of its fiscal year 2009. SFAS 141R did not have a material effect on the Company’s consolidated financial statements.

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

Excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2009 and 2008, because their effect would be antidilutive, are stock options and warrants to acquire 12,897,081 shares of common stock with a weighted-average exercise price of $0.42 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator - net loss	$ (75,458)	$ (328,663)	$ (382,862)	$ (1,081,997)

Denominator - weighted average number
of common shares outstanding - basic and diluted	200,398,290	200,398,290	200,398,290	200,398,290

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

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

As of June 30, 2009, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement. The Company did not incur any research and development expense pursuant to the terms of the ISU Sponsored Research Agreement during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008 the Company incurred $17,574 and $33,137 pursuant to the terms of the ISU Sponsored Research Agreement. In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $0 and $414 during the three and six months ended June 30, 2008 for other out-of-pocket costs that are included in research and development expense.

Note 6. Iowa State University Research Foundation License Agreement

On June 12, 2006, the Company, through its wholly owned subsidiary, PolyPhenol Technologies Corporation, entered into an exclusive license agreement with Iowa State University Research Foundation Inc. (“ISURF”) to develop, market and distribute novel synthesized compounds derived from type A-1 polyphenols, which have been linked to insulin sensitivity by the USDA's Agricultural Research Service. On January 6, 2009, the Company gave written notice to ISURF, terminating the License Agreement between the Company and ISURF, effective April 6, 2009.

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

As of June 30, 2009, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three and six months ended June 30, 2009 and 2008.

Note 7. Ricerca Development Agreements

The Company utilizes Ricerca BioSciences LLC (“Ricerca”) as a research vendor, on an as needed basis, to assist in the development of the Company’s technologies. The terms and scope of the work that Ricerca performs is in accordance with formalized statements of work.

During the three and six months ended June 30, 2009 the Company incurred $0 and $5,400 for services provided by Ricerca, which is included in research and development expense. During the three and six months ended June 30, 2008 the Company incurred $48,500 and $89,600 for services provided by Ricerca, which is included in research and development expense.

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

As of June 30, 2009, the Company has paid a total of $208,510 pursuant to the Sponsored Research Agreement with Dartmouth and $1,253 for reimbursement of expenses, of which $13,003 and $24,753 is included in research and development expense for the three and six months ended June 30, 2009 and $11,375 and $103,550 is included in research and development expense for the three and six months ended June 30, 2008.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2009 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at December 31, 2008 and June 30, 2009	2,000,000	$ 0.52	7.09 years	$ -

Exercisable at June 30, 2009	-

Available for grant at June 30, 2009	20,250,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The intrinsic value changes based on the fair market value of the Company’s common stock.

At June 30, 2009 and December 31, 2008 the Company had unvested stock options to purchase 2,000,000 shares of the Company’s common stock at a grant date fair value per share of $0.48.

During the three and six months ended June 30, 2009 no stock-based compensation expense was recognized for stock options previously granted. During the three and six months ended June 30, 2008, stock-based compensation expense of $0 and $13,624 was recognized for options previously granted, which is included in wages and benefits. As of June 30, 2009, the Company had no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.52	2,000,000	7.09	$0.52	—	—	$—

The Company does not repurchase shares to fulfill the requirements of stock options that are exercised. Further, the Company issues new shares when stock options are exercised.

Note 11. Warrants

On September 25, 2007, PhytoMedical completed a $3,205,000 private placement (the “2007 Private Placement”), for which Palladium Capital, LLC (“Palladium"), acted as the exclusive placement agent. The 2007 Private Placement consisted of the sale of 10,683,333 units (the "Units") at a price of $0.30 per Unit (the "Unit Issue Price") or $3,205,000 in the aggregate. The Units were offered and sold to 13 accredited investors (the “Investors”) as defined in Regulation D as promulgated under the Securities

Act of 1933, as amended. Each Unit consisted of one share of common stock and one Class A warrant (“Class A Warrant”) at an exercise price of $0.40, expiring September 25, 2010. The Company issued 10,683,331 Class A Warrants pursuant to the terms of the 2007 Private Placement and 213,750 to the agent as commission (under the same terms), for a total of 10,897,081 Class A Warrants.

The terms of the Class A Warrants that were issued pursuant to the 2007 Private Placement contain a provision such that upon subsequent equity sales of common stock or common stock equivalents at an effective price per share (the “Base Share Price”) less than the $0.40 exercise price per share of the Class A Warrants then the exercise price of the Class A Warrants shall be reduced to the Base Share Price and the number of Class A Warrants shall be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price shall be equal to the aggregate exercise price prior to such adjustment (“Dilutive Issuance”). The potential adjustment to the Class A Warrant exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Class A Warrants fall under the scope of EITF 07-5 pursuant to which the Class A Warrants are not considered indexed to the Company’s own stock and do not meet the scope exception in paragraph 11(a) of FASB 133 and therefore need to be accounted for as a derivative, effective January 1, 2009, the beginning of the Company’s fiscal year 2009. As of June 30, 2009, the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class A Warrants.

The fair value of the Class A Warrants at the grant date as calculated using the Black-Scholes model was $2,724,270. The proceeds from the 2007 Private Placement allocated to the Class A Warrants were $1,198,679.

As of June 30, 2009 there were 10,897,081 Class A Warrants outstanding.

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

The Company has valued its warrant liability at June 30, 2009 using a Black-Scholes model (Level 3 inputs) containing the following assumptions: dividend yield of 0%, expected volatility of 158.21%, risk-free interest rate of 0.56%, and expected term of 1.25 years. The Company recorded a non-cash gain related to the Class A Warrants of $54,507 for the three months ended June 30, 2009 and a non-cash loss of $100,654 for the six months ended June 30, 2009.

The following reconciles the warrant liability for the six months ended June 30, 2009:

Beginning Balance, Janary 1, 2009	$24,103
Change in fair value of warrant liability	100,654
Ending Balance, June 30, 2009	$124,757

Note 12. Related Party Transactions Wages and benefits

During the three and six months ended June 30, 2009, the Company incurred $66,776 and $134,680 in cash wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company. During the three and six months ended June 30, 2008, the Company incurred $66,192 and $133,089 in cash wages and benefits expense for services rendered by Mr. Wujek.

During the six months ended June 30, 2008, the Company also recorded $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Director fees

During the three and six months ended June 30, 2009, the Company incurred $1,500 and $3,200 in non-employee director fees. During the three and six months ended June 30, 2008, the Company incurred $0 and $3,150 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%. Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement. During the six months ended June 30, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664. At June 30, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%. At June 30, 2009, accrued interest on the $750,000 remaining promissory note was $275,086 and is included in interest payable. The entire principal and accrued interest is due and payable on demand. The carrying value of notes payable and accrued interest approximates fair value at June 30, 2009, based on their liquidity.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 13. Subsequent Events

In accordance with SFAS 165, the Company has evaluated subsequent events through August 13, 2009, which is the date on which these financial statements were issued.  There have not been any events subsequent to June 30, 2009, other than the agreement with Latitude Pharmaceuticals, Inc. as disclosed in the following paragraph, that would require additional disclosure in the financial statements or that would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three and six months ended June 30, 2009 and 2008.

On July 6, 2009, the Company entered into an agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) in which Latitude will develop an intravenous formulation for D11B for the Company to use in its preclinical toxicology evaluation and possibly early stage human clinical trials.  The total project fee is $46,800 of which 50% is due upon initiation of the project and the remaining 50% upon completion of the project.

Item 2. Management’s discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and six months ended June 30, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

As of June 30, 2009, the Company has paid a total of $208,510 pursuant to the Sponsored Research Agreement with Dartmouth and $1,253 for reimbursement of expenses, of which $13,003 and $24,753 is included in research and development expense for the three and six months ended June 30, 2009 and $11,375 and $103,550 is included in research and development expense for the three and six months ended June 30, 2008.

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

As of June 30, 2009, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement. The Company did not incur any research and development expense pursuant to the terms of the ISU Sponsored Research

Agreement during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008 the Company incurred $17,574 and $33,137 pursuant to the terms of the ISU Sponsored Research Agreement. In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $0 and $414 during the three and six months ended June 30, 2008 for other out-of-pocket costs that are included in research and development expense.

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

As of June 30, 2009, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three and six months ended June 30, 2009 and 2008.

Ricerca Development Agreements

The Company utilizes Ricerca BioSciences LLC (“Ricerca”) as a research vendor, on an as needed basis, to assist in the development of the Company’s technologies. The terms and scope of the work that Ricerca performs is in accordance with formalized statements of work.

During the three and six months ended June 30, 2009 the Company incurred $0 and $5,400 for services provided by Ricerca, which is included in research and development expense. During the three and six months ended June 30, 2008 the Company incurred $48,500 and $89,600 for services provided by Ricerca, which is included in research and development expense.

Results of Operations

A summary of the Company’s operating expense for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
	2009	2008	Change		2009	2008	Change

Operating expenses
Director fees - related party	$1,500	$-	*	%	$3,200	$3,150	2%
Investor relations	1,408	63,015	(98)		1,408	485,545	(100)
Wages and benefits	66,776	109,586	(39)		134,680	190,107	(29)
Research and development	14,416	78,699	(82)		32,739	227,951	(86)
Professional fees	28,323	39,942	(29)		73,330	62,036	18
Other operating expenses	1,648	20,469	(92)		4,715	81,789	(94)
Total operating expenses	$114,071	$311,711	(63)%		$250,072	$1,050,578	(76)%

         Director fees – related party

Non-employee directors receive $250 per month for their services as directors plus $100 for each board meeting attended.

Director fees of $1,500 earned for the three months ended June 30, 2008 were not recognized for financial reporting purposes until the subsequent quarter ended September 30, 2008. Director fees for the six months ended June 30, 2008 includes $850 for a former director who resigned in September 2007 but his director fees were recognized for financial reporting purposes in January 2008 for services rendered as a non-employee director during fiscal year 2007. In addition, director fees for the six months ended June 30, 2008 includes $750 for director fees that were earned during the quarter ended December 31, 2007. The total $1,600 that was recorded during the six months ended June 30, 2008 but was earned during the fiscal year ended December 31, 2007 was not deemed significant to the consolidated financial statements taken as a whole.

         Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

During the six months ended June 30, 2008, the Company ramped up its production of newsletters, analyst coverage, and information distribution to the investor community as a result of technological advances made pursuant to the Sponsored Research Agreement with Dartmouth at the end of the fiscal year 2007 and the beginning of the fiscal year 2008, resulting in significant investor relations expense during the six months ended June 30, 2008 compared to the six months ended June 30, 2009.

         Wages and benefits

During the three and six months ended June 30, 2009, the Company incurred $66,776 and $134,680 in cash wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company. During the three and six months ended June 30, 2008, the Company incurred $66,192 and $133,089 in cash wages and benefits expense for services rendered by Mr. Wujek.

During the six months ended June 30, 2008, the Company also recorded $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, which is included in wages and benefits.

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

Following is a summary of research and development expense incurred for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Research and development expense
ISU Sponsored Research Agreement	$-	$17,574	$(17,574)	$-	$33,551	$(33,551)
Dartmouth Sponsored Research Agreement	13,003	11,375	1,628	24,753	103,550	(78,797)
Ricerca	-	48,500	(48,500)	5,400	89,600	(84,200)
Other research and development expense	1,413	1,250	163	2,586	1,250	1,336
Total research and development expense	$14,416	$78,699	$(64,283)	$32,739	$227,951	$(195,212)

         Professional fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

Professional fees decreased $11,619 during the three months ended June 30, 2009 compared to the same period in 2008 substantially due to a decrease in legal fees of approximately $15,500. During the prior year period, the Company utilized legal counsel to facilitate the preparation of responses to inquiries made by the Securities and Exchange Commission.

Professional fees increased $11,294 during the six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of an increase in accounting fees. This increase is partially the result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada. Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees.

         Other operating expenses

Other operating expenses include travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

Other operating expenses decreased $18,821 during the three months ended June 30, 2009 compared to the same period in 2008 primarily due to decreases in travel and entertainment of approximately $1,900, office supplies, printing and mailing of $3,000, and rent of $8,700 as a result of the Company closing its administrative office in Vancouver, Canada, effective August 31, 2008.

Other operating expenses decreased $77,074 during the six months ended June 30, 2009 compared to the same period in 2008 substantially due to decreases in travel and entertainment of approximately $28,300, office supplies, printing and mailing of $15,800, rent of $14,000, and office repair and maintenance of $6,700, as a result of the Company closing its administrative office in Vancouver, Canada, effective August 31, 2008.

Other income (expense)

A summary of the Company’s other income (expense) for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2009	2008	Change	2009	2008	Change

Other income (expense)
Interest income	$-	$4,751	(100)%	$-	$18,152	(100)%
Interest expense	(15,894)	(19,696)	(19)	(31,613)	(45,993)	(31)
Change in fair value of warrant liability	54,507	-	*	(100,654)	-	*
Loss on dissolution of foreign subsidiary	-	-	*	(523)	-	*
Foreign exchange loss	-	(2,007)	(100)	-	(3,578)	(100)
Total other income (expense)	$38,613	$(16,952)	(328)%	$(132,790)	$(31,419)	323%

* Not meaningful Interest income

As a result of the Company closing its administrative office in Vancouver, Canada, effective August 31, 2008 and the dissolution of PhytoMedical Technologies Ltd., the Company closed its interest bearing bank account on December 31, 2008.

         Interest expense

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%. Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement. At January 1, 2008, the outstanding principal balance of the note payable was $1,000,000. In February 2008, the Company repaid $250,000 of the principal balance of the note payable. The remaining $750,000 note payable to Mr. Rayat, which was due on March 8, 2006, bears interest at an annual rate of 8.50% and is payable on demand.

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

The Company values its warrant liability at the end of each reporting period using a Black-Scholes model (Level 3 inputs), recording the change in the fair value from the prior period as a non-cash gain or loss.

         Loss on dissolution of foreign subsidiary

PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”) provided administrative services to the Company’s Canadian office. The Company ceased to conduct business in Canada, effective August 31, 2008 and closed this office. As a result, the Company dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009. In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company recorded a loss on its investment in PhytoMedical Ltd. equal to the accumulated other comprehensive income at the time of the dissolution.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred cumulative losses of $25,829,443 through June 30, 2009, does not have positive cash flows from operating activities, and had negative working capital of $630,462 as of June 30, 2009. Additionally, the Company has expended a significant amount of cash in developing its technology. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary. The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank. At June 30, 2009, the Company had cash and cash equivalents of $376,564. The Company has financed its operations primarily from funds received pursuant to the 2007 Private Placement completed by the Company in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $289,269 for the six months ended June 30, 2009 compared to $1,081,006 for the same period in 2008. The decrease of $791,737 in cash used was substantially due to decreases in investor relations expense of $484,137, research and development expense of $195,212, wages and benefits of $55,427, and other operating expenses of $77,074 during the six months ended June 30, 2009 compared to 2008. See “Results of Operations” above for further discussion regarding the decrease in these expenses.

Net cash used in investing activities was $0 for the six months ended June 30, 2009 compared to $6,173 during the same period in 2008. During the six months ended June 30, 2008, the Company purchased $6,173 of equipment.

Net cash used in financing activities was $0 for the six months ended June 30, 2009 compared to $250,000 for the same period in 2008. During the six months ended June 30, 2008, the Company repaid $250,000 of the outstanding principal balance on its notes payable.

Related Party Transactions

Wages and benefits

During the three and six months ended June 30, 2009, the Company incurred $66,776 and $134,680 in cash wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company. During the three and six months ended June 30, 2008, the Company incurred $66,192 and $133,089 in cash wages and benefits expense for services rendered by Mr. Wujek.

During the six months ended June 30, 2008, the Company also recorded $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Director fees

During the three and six months ended June 30, 2009, the Company incurred $1,500 and $3,200 in non-employee director fees. During the three and six months ended June 30, 2008, the Company incurred $0 and $3,150 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%. Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement. During the six months ended June 30, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664. At June 30, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%. At June 30, 2009, accrued interest on the $750,000 remaining promissory note was $275,086 and is included in interest payable. The entire principal and accrued interest is due and payable on demand. The carrying value of notes payable and accrued interest approximates fair value at June 30, 2009, based on their liquidity.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of the balance sheet date, the Company does not have any contractual obligations other than the Sponsored Research and License Agreements, Notes Payable and Accrued Interest, as discussed above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3. “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T. Controls and Procedures (a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to filing its Form 10-Q for the quarter ended March 31, 2009, the Company determined that its Class A Warrants contained a Dilutive Issuance provision, resulting in a material adjustment that was required to appropriately account for its warrant liability. As a result, the Company filed an amended Form 10-Q for the quarter ended March 31, 2009 with the SEC on July 30, 2009. The Company believes that it has revised and effectively implemented its internal controls over financial reporting in order to identify, evaluate and adopt applicable accounting guidance in a timely manner.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this report, no director, officer or affiliate is a party adverse to the Company in any legal proceeding or has an adverse interest to the Company in any legal proceedings. The Company is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

31.1     Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2     Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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

PhytoMedical Technologies, Inc. (Registrant)

PhytoMedical Technologies, Inc. (Registrant)
August 13, 2009	By: /s/ Greg Wujek Greg Wujek President, Chief Executive Officer, Director

August 13, 2009	/s/ Raymond Krauss Chief Financial Officer, Secretary, Treasurer, Director