Form 10-Q
period 2009-09-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2009-11-05
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 201,487,995 shares of Common Stock, par value $0.00001, were outstanding on November 1, 2009.

	PHYTOMEDICAL TECHNOLOGIES, INC.
	FORM 10-Q
	For the Quarterly Period Ended September 30, 2009
	Table of Contents

	PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Consolidated Balance Sheets (Unaudited)		3
Consolidated Statements of Operations (Unaudited)		4
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)		5
Consolidated Statements of Cash Flows (Unaudited)		6
Notes to Consolidated Financial Statements (Unaudited)		7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 4T. Controls and Procedures.		26
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults Upon Senior Securities.	27
Item 4.	Submission of Matters to a Vote of Security Holders.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	27
Signatures
Certifications

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$230,981	$665,833
Prepaid expenses and other current assets	675	2,260
Total current assets	231,656	668,093

Intangible assets - license fees	15,000	15,000

Total assets	$246,656	$683,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$28,534	$23,397
Interest payable	291,154	243,473
Notes payable	750,000	750,000
Total current liabilities	1,069,688	1,016,870

Commitments and Contingencies

Stockholders' deficit
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock: $0.00001 par value; 300,000,000 authorized, 200,398,290 shares issued and outstanding at September 30, 2009 and December 31, 2008	2,004	2,004
Common stock issuable: 1,089,705 shares at September 30, 2009	11	-
Additional paid-in capital	25,152,591	26,285,899
Accumulated other comprehensive loss	-	(523)
Accumulated deficit	(25,977,638)	(26,621,157)
Total stockholders' deficit	(823,032)	(333,777)

Total liabilities and stockholders' deficit	$246,656	$683,093

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-

Operating expenses
Directors fees - related party	1,900	3,000	5,100	6,150
Investor relations	1,125	6,815	2,533	492,360
Wages and benefits	63,806	98,051	198,487	288,158
Research and development	60,110	116,017	92,849	343,968
Professional fees	34,643	15,859	107,974	77,894
Other operating expenses	29,918	24,793	34,630	106,583
Total operating expenses	191,502	264,535	441,573	1,315,113

Loss from operations	(191,502)	(264,535)	(441,573)	(1,315,113)

Other income (expense)
Interest income	-	3,546	-	21,698
Interest expense	(16,068)	(19,864)	(47,682)	(65,857)
Change in fair value of warrant liability	6,744	-	(93,910)	-
Gain on extinguishment of warrant liability	52,631	-	52,631	-
Loss on disposal of fixed assets	-	(8,068)	-	(8,068)
Loss on dissolution of foreign subsidiary	-	-	(523)	-
Foreign exchange loss	-	(3,391)	-	(6,969)
Total other income (expense)	43,307	(27,777)	(89,484)	(59,196)

Net loss	$(148,195)	$(292,312)	$(531,057)	$(1,374,309)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	200,410,135	200,398,290	200,402,282	200,398,290

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND YEAR ENDED DECEMBER 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

						Accumulated Other			Total
	Common Stock		Common Stock Issuable		Additional	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2007	200,398,290	$ 2,004	-	$ -	$26,272,275	$ 1	$(25,060,356)	$ -	$ 1,213,924

Stock based compensation expense	-	-	-	-	13,624	-	-	-	13,624

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(524)	-	(524)	(524)

Net loss, year ended December 31, 2008	-	-	-	-	-	-	(1,560,801)	(1,560,801)	(1,560,801)
Total comprehensive loss								(1,561,325)

Balance, December 31, 2008	200,398,290	2,004	-	-	26,285,899	(523)	(26,621,157)	-	(333,777)

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(1,198,679)	-	1,174,576	-	(24,103)

Extinguishment of warrant liability	-	-	1,089,705	11	65,371				65,382

Comprehensive income (loss)
Loss on dissolution of foreign subsidiary	-	-	-	-	-	523	-	523	523

Net loss, nine months ended September 30, 2009	-	-	-	-	-	-	(531,057)	(531,057)	(531,057)
Total comprehensive loss								$ (530,534)

Balance, September 30, 2009	200,398,290	$ 2,004	1,089,705	$ 11	$25,152,591	$ -	$(25,977,638)		$ (823,032)
(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(531,057)	$(1,374,309)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	2,022
Change in fair value of warrant liability	93,910	-
Gain on extinguishment of warrant liability	(52,631)	-
Stock based compensation	-	13,624
Loss on disposal of fixed assets	-	8,068
Loss on dissolution of foreign subsidiary	523	-
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses and other current assets	1,585	(720)
Increase in accounts payable	5,137	3,383
Decrease in accrued liabilities	-	(2,501)
Increase (decrease) in interest payable	47,681	(2,369)
Net cash used in operating activities	(434,852)	(1,352,802)

Cash flows from investing activities
Purchase of equipment	-	(6,173)
Additions to intangible assets - license fees	-	(15,000)
Net cash used in investing activities	-	(21,173)

Cash flows from financing activities
Repayment of loan to stockholder	-	(250,000)
Net cash used in financing activities	-	(250,000)

Effect of foreign exchange rate	-	3,151

Decrease in cash and cash equivalents	(434,852)	(1,620,824)

Cash and cash equivalents at beginning of period	665,833	2,434,230
Cash and cash equivalents at end of period	$230,981	$813,406

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$68,226
Income tax paid in cash	$-	$-
Issuance of 1,089,705 shares of common stock to extinguish warrant liability of $118,013
during the three months ended September 30, 2009	$118,013	$-

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

 (Expressed in U.S. Dollars)

(Unaudited)

Note 1.  Organization and Nature of Operations

PhytoMedical Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on July 25, 2001; and together with its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenol”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”) is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities. PolyPhenol was incorporated on August 24, 2004 in the State of Nevada and has no assets and liabilities.  PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office.  The Company ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, the Company dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.

Note 2.  Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred cumulative losses of $25,977,638 through September 30, 2009, does not have positive cash flows from operating activities, and had negative working capital of $838,032 as of September 30, 2009.  Additionally, the Company has expended a significant amount of cash in developing its technology.  The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

The Company’s consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of PhytoMedical Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three and nine months ended September 30, 2009 and 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2008 Annual Report on Form 10-K.

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

Note 4.  Summary of Significant Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   Critical accounting policies for the Company include accounting for research and development costs and accounting for stock-based compensation. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

Research and Development

Research and development costs represent costs incurred to develop the Company’s technology, including salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.  Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

During the three months ended September 30, 2009 and 2008, the Company incurred $60,110 and $116,017 on research and development activities.  During the nine months ended September 30, 2009 and 2008, the Company incurred $92,849 and $343,968 on research and development activities.

Stock-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 12. “Stock Options” and Note 13. “Warrants” for additional information on the Company’s stock-based compensation plans.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162” (SFAS 168).  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted SFAS 168, effective July 1, 2009, the beginning of its third quarter ended September 30, 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Note 5.  Net Loss per Share

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

Excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2009, because their effect would be antidilutive, are stock options and warrants to acquire 2,000,000 shares of common stock with a weighted-average exercise price of $0.52 per share.

Excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2008, because their effect would be antidilutive, are stock options and warrants to acquire 12,897,081 shares of common stock with a weighted-average exercise price of $0.42 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator - net loss	$ (148,195)	$ (292,312)	$ (531,057)	$ (1,374,309)

Denominator - weighted average number
of common shares outstanding - basic and diluted	200,410,135	200,398,290	200,402,282	200,398,290

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Note 6.  Iowa State University Sponsored Research Agreement

Iowa State University Sponsored Research Agreement

On February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol, entered into a Sponsored Research Agreement with Iowa State University (“ISU”). Under terms of the agreement, the Company continued to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.  On January 6, 2009, the Company provided written notice to ISU terminating the Sponsored Research Agreement between the Company and ISU. The termination was effective March 6, 2009.

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

As of September 30, 2009, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement.  The Company did not incur any research and development expense pursuant to the terms of the ISU Sponsored Research Agreement during the three and nine months ended September 30, 2009.  During the three and nine months ended September 30, 2008 the Company incurred $33,137 and $66,273 pursuant to the terms of the ISU Sponsored Research Agreement.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $92 and $506 during the three and nine months ended September 30, 2008 for other out-of-pocket costs that are included in research and development expense.

Note 7.  Iowa State University Research Foundation License Agreement

On June 12, 2006, the Company, through its wholly owned subsidiary, PolyPhenol, entered into an exclusive license agreement with Iowa State University Research Foundation Inc. (“ISURF”) to develop, market and distribute novel synthesized compounds derived from type A-1 polyphenols, which have been linked to insulin sensitivity by the USDA's Agricultural Research Service.  On January 6, 2009, the Company gave written notice to ISURF, terminating the License Agreement between the Company and ISURF, effective April 6, 2009.

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

As of September 30, 2009, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three and nine months ended September 30, 2009 and 2008.

Note 8.  Ricerca Development Agreements

The Company utilizes Ricerca BioSciences LLC (“Ricerca”) as a research vendor, on an as needed basis, to assist in the development of the Company’s technologies.  The terms and scope of the work that Ricerca performs is in accordance with formalized statements of work.

During the three and nine months ended September 30, 2009 the Company incurred $0 and $5,400 for services provided by Ricerca, which is included in research and development expense.  During the three and nine months ended September 30, 2008 the Company incurred $61,503 and $151,103 for services provided by Ricerca, which is included in research and development expense.

Note 9.  Dartmouth Sponsored Research Agreement

On May 25, 2007, the Company entered into a Sponsored Research Agreement with Dartmouth College (“Dartmouth”), in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. The Sponsored Research Agreement with Dartmouth was amended on October 1, 2008 extending it to September 30, 2009.  As of September 30, 2009, Dartmouth had concluded their research and development and provided the Company with a key anti cancer compound for glioblastoma.  The Company has subsequently partnered with LATITUDE Pharmaceuticals, Inc. (“Latitude”) to develop an intravenous (“IV”) formulation for its lead anti cancer compound for glioblastoma (see “Note 11. LATITUDE Agreement”).

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

As of September 30, 2009, the Company has paid a total of $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $1,253 for reimbursement of expenses, of which $35,710 and $60,463 is included in research and development expense for the three and nine months ended September 30, 2009 and $0 and $103,550 is included in research and development expense for the three and nine months ended September 30, 2008.

Note 10.  Dartmouth License Agreement

On September 1, 2008, the Company entered into an exclusive license agreement with the Trustees of Dartmouth College (“DC”) to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators.  These anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell.

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

Note 11. LATITUDE Agreement

On July 6, 2009, the Company entered into an agreement with Latitude to develop an IV formulation for the Company’s lead anti cancer compound for glioblastoma, D11B, to use in the Company’s preclinical efficacy and toxicology evaluation and possible early stage human clinical trials.  As of September 30, 2009, the Company has paid $23,400 pursuant to the terms of the agreement with Latitude, all of which is included in research and development expense for the three and nine months ended September 30, 2009.

Note 12.  Stock Options

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

The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and expected forfeiture rates, all of which impact the fair value of the stock option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term.  The Company does not anticipate declaring dividends in the foreseeable future.  Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option.  The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options.  The Company recognizes compensation expense for only the portion of stock options that are expected to vest.  Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates.  To date, the Company has experienced minimal forfeitures, which did not impact the fair value of the stock option grants.  If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods.

A summary of the Company’s stock option activity for the nine months ended September 30, 2009 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term (1)	Value (1)

Outstanding at December 31, 2008 and September 30, 2009	2,000,000	$ 0.52	6.84 years	$ -

Exercisable at September 30, 2009	-

Available for grant at September 30, 2009	20,250,000

(1) The weighted average remaining contractual term and aggregate intrinsic value are as of September 30, 2009.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of its fiscal year 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

There were no stock options exercised during the three and nine months ended September 30, 2009 and 2008.

At September 30, 2009 the Company had unvested stock options to purchase 2,000,000 shares of the Company’s common stock at a grant date fair value of $0.48 per share.

During the three and nine months ended September 30, 2009 no stock-based compensation expense was recognized for stock options previously granted.  During the three and nine months ended September 30, 2008, stock-based compensation expense of $0 and $13,624 was recognized for options previously granted and vesting over time, which is included in wages and benefits.  As of September 30, 2009, the Company had no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

		Stock Options Outstanding			Stock Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
		Number of	Remaining	Average	Number of	Remaining	Average
		Options	Contractual	Exercise	Options	Contractual	Exercise
	Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$	$0.52	2,000,000	6.84	$0.52	—	—	$—

The Company does not repurchase shares to fulfill the requirements of stock options that are exercised. Further, the Company issues new shares when stock options are exercised.

Note 13.  Warrants

On September 25, 2007, PhytoMedical completed a $3,205,000 private placement (the “2007 Private Placement”), for which Palladium Capital, LLC (“Palladium"), acted as the exclusive placement agent. The 2007 Private Placement consisted of the sale of 10,683,331 units (the "Units") at a price of $0.30 per Unit (the "Unit Issue Price") or $3,205,000 in the aggregate. The Units were offered and sold to 13 accredited investors (the “Investors”) as defined in Regulation D as promulgated under the Securities Act of 1933, as amended.   Each Unit consisted of one share of common stock and one Class A warrant (“Class A Warrant”) at an exercise price of $0.40 per share, expiring September 25, 2010.  The Company issued 10,683,331 Class A Warrants pursuant to the terms of the 2007 Private Placement and 213,750 to the agent as commission (under the same terms), for a total of 10,897,081 Class A Warrants.

The terms of the Class A Warrants that were issued pursuant to the 2007 Private Placement contain a provision such that upon subsequent equity sales of common stock or common stock equivalents at an effective price per share (the “Base Share Price”) less than the $0.40 exercise price per share of the Class A Warrants then the exercise price of the Class A Warrants shall be reduced to the Base Share Price and the number of Class A Warrants shall be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price shall be equal to the aggregate exercise price prior to such adjustment (“Dilutive Issuance”). The potential adjustment to the Class A Warrant exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class A Warrants are not considered indexed to the Company’s own stock and therefore need to be accounted for as a derivative.  As of September 30, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Class A Warrants.

At the time of grant, the fair value of the Class A Warrants as calculated using the Black-Scholes model was $2,724,270.  The proceeds from the 2007 Private Placement allocated to the Class A Warrants were $1,198,679.

Warrant Liability and Securities Exchange Agreement

On January 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity, (formerly Emerging Issues Task Force (EIFT) 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”).  The Company determined that its Class A Warrants contained a Dilutive Issuance provision.  As a result, the Company reclassified 10,897,081 of its Class A Warrants to warrant liability, under long-term liabilities, resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $1,174,576.

The Company’s Class A Warrants are considered derivative financial instruments and are therefore required to be adjusted to fair value each quarter.  Fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

On September 29, 2009, the Company consummated a securities exchange agreement (“Securities Exchange Agreement”) with the holders of the Company’s Class A Warrants whereby the holders and the Company agreed to exchange the holders’ remaining Class A Warrants, on the basis of one share for every ten (10) Class A Warrants for an aggregate of 1,089,705 shares of the Company’s common stock $0.00001 par value per share. The exchange of the Class A Warrants for common stock pursuant to the Securities Exchange Agreement resulted in an extinguishment of the warrant liability.

The fair value of the Company’s warrant liability at September 29, 2009, the effective date of the Securities Exchange Agreement, using a Black-Scholes model (Level 3 inputs) was $118,013, using the following assumptions:  dividend yield of 0%, expected volatility of 156.43%, risk-free interest rate of 0.41%, and expected term of 1.0 year.  The Company recorded a non-cash gain related to the Class A Warrants of $6,744 for the three months ended September 30, 2009 and a non-cash loss of $93,910 for the nine months ended September 30, 2009.

The fair value of the 1,089,705 shares of common stock issued to settle the warrant liability was $65,382, based on the closing price of the Company’s common stock of $0.06 per share on September 29, 2009 as quoted on the Over the Counter Bulletin Board.  The Company recorded a gain on extinguishment of warrant liability of $52,631 on September 29, 2009 as a result of the excess of the Class A Warrant Liability over the fair value of the consideration provided the warrant holders, in the form of common stock.

As of September 30, 2009 there were no Class A Warrants outstanding.

Note 14.  Related Party Transactions

Wages and benefits

During the three and nine months ended September 30, 2009, the Company incurred $63,806 and $198,487 in wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.   During the three and nine months ended September 30, 2008, the Company incurred $65,408 and $198,498 in wages and benefits expense for services rendered by Mr. Wujek.

During the nine months ended September 30, 2008, the Company also recorded $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Director fees

During the three and nine months ended September 30, 2009, the Company incurred $1,900 and $5,100 in non-employee director fees.  During the three and nine months ended September 30, 2008, the Company incurred $3,000 and $6,150 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.

During the nine months ended September 30, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At September 30, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  At September 30, 2009, accrued interest on the $750,000 remaining promissory note was $291,154 and is included in interest payable.  The entire principal and accrued interest is due and payable on demand.  The carrying value of notes payable and accrued interest approximates fair value at September 30, 2009, based on their liquidity.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 15.  Subsequent Events

The Company has evaluated subsequent events through November 5, 2009, which is the date on which these consolidated financial statements were issued.  There have not been any events subsequent to September 30, 2009 that would require additional disclosure in the consolidated financial statements or that would have a material impact on the Company’s consolidated financial position as of September 30, 2009 and December 31, 2008, and the results of operations, or cash flows for the three and nine months ended September 30, 2009 and 2008.

Item 2.  Management’s discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ended September 30, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Phytomedical Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

The Company’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. The Company reviews its estimates on an ongoing basis.

PhytoMedical Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on July 25, 2001; and together with its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenol”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”) is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities. PolyPhenol was incorporated on August 24, 2004 in the State of Nevada and has no assets and liabilities.  PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office.  The Company ceased to conduct business in Canada on August 31, 2008 and closed this office.  As a result, the Company dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.

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

On February 3, 2009, the Company issued a news release to announce results from recent in vivo efficacy and toxicity tests where the Company’s patented anti-cancer compound was administered to specimens with difficult-to-treat human brain cancer (SF295 glioblastoma xenografts) and, according to researchers, proved to be least toxic and effective in controlling the growth of SF295 human glioblastoma xenografts.

As of September 30, 2009, Dartmouth had concluded their research and development and provided the Company with a key anti cancer compound for glioblastoma.  Based on the results of these tests, the Company has partnered with LATITUDE Pharmaceuticals, Inc. (“Latitude”) to develop an intravenous (“IV”) formulation for its lead anti cancer compound for glioblastoma.

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

As of September 30, 2009, the Company has paid a total of $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $1,253 for reimbursement of expenses, of which $35,710 and $60,463 is included in research and development expense for the three and nine months ended September 30, 2009 and $0 and $103,550 is included in research and development expense for the three and nine months ended September 30, 2008.

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

Under the terms of the license agreement, the Company has to pay license fees to DC based upon milestones, in addition to an upfront payment of $15,000 (paid) within 30 days of execution of the agreement.   In addition, DC will receive royalty payments on the net sales of products.   The Company will pay an annual royalty throughout the duration of the agreement.   The Company will also reimburse DC the costs incurred for filing, prosecuting and maintaining the licensed patents. The Company will administer the development, regulatory approval, and commercialization of the compounds and pursue future collaborative arrangements.

The Company submitted a Confidential Treatment Request (“CTR”) Request with the United States Securities and Exchange Commission (the “SEC”) on October 22, 2008 requesting permission to withhold disclosure of certain of the provisions of the Dartmouth License Agreement.  On March 9, 2009, the SEC granted the CTR. Accordingly, certain terms of the Dartmouth License Agreement, subject to the CTR, do not need to be released to the public until August 5, 2013.

LATITUDE Agreement

On July 6, 2009, the Company entered into an agreement with Latitude to develop an IV formulation for the Company’s lead anti cancer compound for glioblastoma, D11B, to use in the Company’s preclinical efficacy and toxicology evaluation and possible early stage human clinical trials.  As of September 30, 2009, the Company has paid $23,400 pursuant to the terms of the agreement with Latitude, all of which is included in research and development expense for the three and nine months ended September 30, 2009.

Diabetes Research

Iowa State University Sponsored Research Agreement

On February 1, 2007, the Company, through its wholly owned subsidiary, PolyPhenol, entered into a Sponsored Research Agreement with Iowa State University (“ISU”). Under terms of the agreement, the Company continued to undertake its research at ISU for development of the Company’s novel, synthesized type A-1 ‘polyphenolic’ compounds.  On January 6, 2009, the Company provided written notice to ISU terminating the Sponsored Research Agreement between the Company and ISU. The termination was effective March 6, 2009.

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

As of September 30, 2009, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement.  The Company did not incur any research and development expense pursuant to the terms of the ISU Sponsored Research Agreement during the three and nine months ended September 30, 2009.  During the three and nine months ended September 30, 2008 the Company incurred $33,137 and $66,273 pursuant to the terms of the ISU Sponsored Research Agreement.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $92 and $506 during the three and nine months ended September 30, 2008 for other out-of-pocket costs that are included in research and development expense.

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

As of September 30, 2009, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three and nine months ended September 30, 2009 and 2008.

Ricerca Development Agreements

The Company utilizes Ricerca BioSciences LLC (“Ricerca”) as a research vendor, on an as needed basis, to assist in the development of the Company’s technologies.  The terms and scope of the work that Ricerca performs is in accordance with formalized statements of work.

During the three and nine months ended September 30, 2009 the Company incurred $0 and $5,400 for services provided by Ricerca, which is included in research and development expense.  During the three and nine months ended September 30, 2008 the Company incurred $61,503 and $151,103 for services provided by Ricerca, which is included in research and development expense.

Results of Operations

A summary of the Company’s operating expense for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2009	2008	Change	2009	2008	Change

Operating expenses
Director fees - related party	$1,900	$3,000	(37)%	$5,100	$6,150	(17)%
Investor relations	1,125	6,815	(83)	2,533	492,360	(99)
Wages and benefits	63,806	98,051	(35)	198,487	288,128	(31)
Research and development	60,110	116,017	(48)	92,849	343,968	(73)
Professional fees	34,643	15,859	118	107,974	77,894	39
Other operating expenses	29,918	24,793	21	34,630	106,583	(68)
Total operating expenses	$191,502	$264,535	(28)%	$441,573	$1,315,083	(66)%

Director fees – related party

Non-employee directors receive $250 per month for their services as directors plus $100 for each Board meeting attended.

During the three and nine months ended September 30, 2009, the Company had two non-employee directors who each attended three Board meetings.

Directors fees for the three months ended September 30, 2008 includes $1,500 of fees earned for the three months ended June 30, 2008, but not recognized for financial reporting purposes until the subsequent quarter ended September 30, 2008.  The $1,500 was not deemed significant to the consolidated financial statements taken as a whole.

Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

During the first half of fiscal year 2008, the Company increased its production of newsletters, analyst coverage, and information distribution to the investor community as a result of technological advances made pursuant to the Sponsored Research Agreement with Dartmouth at the end of the fiscal year 2007 and the beginning of the fiscal year 2008, resulting in higher investor relations expense during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009.  Effective October 1, 2008, the Company ceased using an investor relations firm and therefore does not expect investor relations expense to be as high as it was in previous periods.

Effective April 15, 2009, the Company entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, the Company pays the third party consultant $375 per month.

Wages and benefits

During the three and nine months ended September 30, 2009, the Company incurred $63,806 and $198,487 in wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

During the three months ended September 30, 2008, the Company incurred a total of $98,051 in wages and benefits expense, consisting of $65,408 for services rendered by Mr. Wujek and $32,643 for services rendered by the employees in the Company’s administrative office in Vancouver, Canada, which was closed on August 31, 2008.

During the nine months ended September 30, 2008, the Company incurred a total of $288,158 in wages and benefits expense consisting of $198,498 for services rendered by Mr. Wujek, $13,624 of stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, and $76,036 for services rendered by the employees in the Vancouver, Canada office.

Research and development

Research and development costs represent costs incurred to develop the Company’s technologies and are incurred pursuant to the Company’s sponsored research agreements with Dartmouth, ISU, Ricerca, Latitude, and other third party contract research organizations. The sponsored research agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Following is a summary of research and development expense incurred for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Research and development expense
ISU Sponsored Research Agreement	$-	$33,137	$(33,137)	$-	$66,273	$(66,273)
Dartmouth Sponsored Research Agreement	35,710	-	35,710	60,463	103,550	(43,087)
Ricerca	-	61,503	(61,503)	5,400	151,103	(145,703)
Latitude Agreement	23,400	-	23,400	23,400	-	23,400
Other research and development expense	1,000	21,377	(20,377)	3,586	23,042	(19,456)
Total research and development expense	$60,110	$116,017	$(55,907)	$92,849	$343,968	$(251,119)

Professional fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

Professional fees increased $18,784 during the three months ended September 30, 2009 compared to the same period in 2008 substantially due to increases in legal fees of approximately $12,100 and accounting and tax related fees of approximately $4,300.  Accounting related fees increased due to costs incurred for the preparation and filing of the amended Form 10-Q for the quarter ended March 31, 2009.  Tax related fees increased as a result of costs incurred for the preparation and filing of the Company’s Form 1120 for fiscal year 2008. The increase in legal fees is substantially the result costs incurred for legal counsel to prepare the Securities Exchange Agreement (see “Change in fair value of warrant liability and gain on extinguishment of warrant liability” below).

Professional fees increased $30,080 during the nine months ended September 30, 2009 compared to the same period in 2008 substantially due to increases in legal fees of approximately $5,100 and accounting and tax related fees of approximately $18,300. The increase in accounting fees is partially the result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees.  Also contributing to the increase in accounting and tax related fees during the nine months ended September 30, 2009 is costs incurred for the preparation and filing of the amended Form 10-Q and Form 1120 discussed in the preceding paragraph.

Other operating expenses

Other operating expenses include patent application fees, license related fees, travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

Other operating expenses increased $5,125 during the three months ended September 30, 2009 compared to the same period in 2008 substantially due to increases in patent application fees of approximately $17,500 and license related fees of $10,000 offset by decreases in travel and entertainment of approximately $4,600, office supplies, printing and mailing of approximately $11,400, and rent of approximately $5,500 as a result of the Company closing its administrative office in Vancouver, Canada, effective August 31, 2008.

Other operating expenses decreased $71,953 during the nine months ended September 30, 2009 compared to the same period in 2008 substantially due to decreases in travel and entertainment of approximately $36,700, office supplies, printing and mailing of approximately $27,200, rent of $19,500, and office repair and maintenance of approximately $6,700, as a result of the Company closing its administrative office in Vancouver, Canada, effective August 31, 2008.  These decreases are offset by increases in patent application fees of approximately $17,500 and license related fees of $10,000.

Other income (expense)

A summary of the Company’s other income (expense) for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
	2009	2008	Change		2009	2008	Change

Other income (expense)
Interest income	$-	$3,546	*	%	$-	$21,698	*	%
Interest expense	(16,068)	(19,864)	(19)		(47,682)	(65,857)	(28)
Change in fair value of warrant liability	6,744	-	*		(93,910)	-	*
Gain on extinguishment of warrant liability	52,631	-	*		52,631	-	*
Loss on disposal of fixed assets	-	(8,068)	*		-	(8,068)	*
Loss on dissolution of foreign subsidiary	-	-	*		(523)	-	*
Foreign exchange loss	-	(3,391)	*		-	(6,969)	*
Total other income (expense)	$43,307	$(27,777)	*	%	$(89,484)	$(59,196)	51%

* Not meaningful

                Interest income

Interest income for the three and nine months ended September 30, 2008 represents interest earned on proceeds received as a result of the 2007 Private Placement completed by the Company in September 2007, raising net proceeds of $3,109,500.  The Company’s interest-bearing bank account was maintained at a financial institution located in Canada.  Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada.  As a result, the Company also closed the bank account at the Canadian financial institution on December 31, 2008 and transferred all of its cash to a non-interest bearing account at an U.S. financial institution.

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

Change in fair value of warrant liability and gain on extinguishment of warrant liability

The Company’s Class A Warrants are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter.  The Company values its warrant liability using a Black-Scholes model.  The Company’s stock price, remaining term of the Class A Warrants and the volatility of the Company’s stock all impact the fair value of the Company’s Class A Warrants.

On September 29, 2009, the Company consummated a securities exchange agreement (“Securities Exchange Agreement”) with the holders of the Company’s Class A Warrants whereby the holders and the Company agreed to exchange the holders’ remaining Class A Warrants, on the basis of one share for every ten (10) Class A Warrants for an aggregate of 1,089,705 shares of the Company’s common stock $0.00001 par value per share. The exchange of the Class A Warrants for common stock pursuant to the Securities Exchange Agreement resulted in an extinguishment of the warrant liability.

The fair value of the Company’s warrant liability at September 29, 2009, the effective date of the Securities Exchange Agreement, using a Black-Scholes model was $118,013, using the following assumptions:  dividend yield of 0%, expected volatility of 156.43%, risk-free interest rate of 0.41%, and expected term of 1.0 year.  The Company recorded a non-cash gain related to the Class A Warrants of $6,744 for the three months ended September 30, 2009 and a non-cash loss of $93,910 for the nine months ended September 30, 2009.

The fair value of the 1,089,705 shares of common stock issued to settle the warrant liability was $65,382, based on the closing price of the Company’s common stock of $0.06 per share on September 29, 2009 as quoted on the Over the Counter Bulletin Board.  The Company recorded a gain on extinguishment of warrant liability of $52,631 on September 29, 2009 as a result of the excess of the Class A Warrant Liability over the fair value of the consideration provided the warrant holders, in the form of common stock.

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

Loss on dissolution of foreign subsidiary

PhytoMedical Ltd. provided administrative services to the Company’s Canadian office. The Company ceased to conduct business in Canada, effective August 31, 2008 and closed this office. As a result, the Company dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.  The Company recorded a loss on its investment in PhytoMedical Ltd. equal to the accumulated other comprehensive income at the time of the dissolution.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred cumulative losses of $25,977,638 through September 30, 2009, does not have positive cash flows from operating activities, and had negative working capital of $838,032 as of September 30, 2009.  Additionally, the Company has expended a significant amount of cash in developing its technology.  The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank.  At September 30, 2009, the Company had cash and cash equivalents of $230,981. The Company has financed its operations primarily from funds received pursuant to the 2007 Private Placement completed by the Company in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $434,852 for the nine months ended September 30, 2009 compared to $1,352,802 for the same period in 2008.  The decrease of $917,950 in cash used in operating activities was substantially due to decreases in investor relations expense of $489,827, research and development expense of $251,119, wages and benefits of $89,671, and other operating expenses of $71,953 during the nine months ended

September 30, 2009 compared to 2008.  See “Results of Operations” above for further discussion regarding the decrease in these expenses.

Net cash used in investing activities was $0 for the nine months ended September 30, 2009 compared to $21,173 during the same period in 2008.  During the nine months ended September 30, 2008, the Company purchased $6,173 of equipment and paid $15,000 to Dartmouth College for a license fee.

Net cash used in financing activities was $0 for the nine months ended September 30, 2009 compared to $250,000 for the same period in 2008.  During the nine months ended September 30, 2008, the Company repaid $250,000 of the outstanding principal balance on its notes payable.

Related Party Transactions

Wages and benefits

During the three and nine months ended September 30, 2009, the Company incurred $63,806 and $198,487 in wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.   During the three and nine months ended September 30, 2008, the Company incurred $65,408 and $198,498 in wages and benefits expense for services rendered by Mr. Wujek.

During the nine months ended September 30, 2008, the Company also recorded $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Director fees

During the three and nine months ended September 30, 2009, the Company incurred $1,900 and $5,100 in non-employee director fees.  During the three and nine months ended September 30, 2008, the Company incurred $3,000 and $6,150 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the nine months ended September 30, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At September 30, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  At September 30, 2009, accrued interest on the $750,000 remaining promissory note was $291,154 and is included in interest payable.  The entire principal and accrued interest is due and payable on demand.  The carrying value of notes payable and accrued interest approximates fair value at September 30, 2009, based on their liquidity.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of the balance sheet date, the Company does not have any contractual obligations other than the notes payable of $750,000, accrued interest of $291,154, and $2,813 related to the Shareholder Communications Agreement, as discussed above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 4. “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2009, the Company consummated the transactions contemplated by the Securities Exchange Agreement with the holders of the Company’s Class A Warrants whereby the holders and the Company agreed to exchange the holders’ remaining 10,897,081 Class A Warrants, on the basis of one share for every ten (10) Class A Warrants for an aggregate of 1,089,705 shares of the Company’s common stock $0.00001 par value per share.  The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act, and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

31.1     Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2     Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1        Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2        Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

PhytoMedical Technologies, Inc.
(Registrant)

November 5, 2009	By: /s/ Greg Wujek
Greg Wujek
President, Chief Executive Officer, Director

November 5, 2009	/s/ Raymond Krauss
Chief Financial Officer, Secretary, Treasurer, Director