Form 10-K
period 2009-12-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2010-01-27
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(800) 611-3388

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class________ __ Common Stock, $0.00001 par value per share	Name of each exchange on which registered OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2009 as reported on the OTC Bulletin Board was $5,733,231.

As of January 15, 2010, there were 201,487,995 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended December 31, 2009, and specifically in the item entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Item 1.  Business

Description of Business

PhytoMedical Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on July 25, 2001. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenol”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”).

PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities.

PolyPhenol was incorporated on August 24, 2004 in the State of Nevada and has no assets and liabilities.

PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company.  The Company ceased to conduct business in Canada on August 31, 2008 and closed its Canadian office. As a result, the Company dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.

The Company is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  The Company’s strategy is to develop new technologies and, where warranted, acquire rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

The Company is currently focusing its research and development efforts on an anti-cancer compound, D11B, for the treatment of glioblastoma.  The Company has an exclusive license, granted pursuant to a license agreement dated September 1, 2008 (the “Dartmouth License Agreement”), between the Company and the Trustees of Dartmouth College (the “Dartmouth Trustees”), to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators. The Company commenced its research and development activities relating to D11B through a Sponsored Research Agreement (the “Sponsored Research Agreement”) with Dartmouth College

(“Dartmouth”).  The Company is continuing to independently research and develop the anti-cancer compound, D11B, for the treatment of glioblastoma, pursuant to the Dartmouth License Agreement.

The Company does not expect to generate any revenues for the foreseeable future and expects to continue to incur losses. The Company’s independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

Cancer Research

Dartmouth Sponsored Research Agreement

Since the expiration of the Company’s Sponsored Research Agreement with Dartmouth on September 30, 2009, the Company is continuing its independent research and development of a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), which is the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.

The Company has developed and tested new examples of such compounds known to bind to DNA, called bis-acridines.  These compounds are related to D11B, the anti-cancer compound licensed by the Company from the Dartmouth Trustees.  Throughout 2009, the Company prepared starting materials and designed, tested, and synthesized bis-acridines which were then evaluated in human cancer cells.  These tests were undertaken in order to identify new compounds for potential medicinal formulation, further testing and, if warranted, the eventual preparation and filing of an Investigational New Drug (“IND”) Application with the U.S. Food & Drug Administration (“FDA”).

Following research outcomes from early lab tests, scientists conducted in vivo (animal) tests to determine the effectiveness (efficacy) and toxic side-effects (toxicity) of D11B and other such compounds.  These compounds were administered to specimens with difficult-to-treat human brain cancer (“SF295 glioblastoma xenografts”) and, according to researchers, D11B proved to be least toxic and extremely effective in controlling the growth of SF295 human glioblastoma xenografts.

In all cases where specimens were treated for human glioblastoma brain cancer using the Company’s D11B compound, researchers:

  reported a significant reduction in tumor size; prolonged lifespan of 46%-plus for the treated group versus the control group;
  reported notably enhanced chemotherapeutic effect of the compound;  and observed “tumor cured” in one of the specimens with the deadly glioblastoma cancer.

Interpreting the data collected from these important efficacy and toxicity tests, researchers concluded that the Company’s anti-cancer compound, D11B, may “…have its selectivity in killing SF295 human glioblastoma cells.”  The ability to selectively target and kill specific cancer cells is an important consideration for the treatment of cancers in vital organs such as the brain, where glioblastoma is exhibited.

Based upon the results of in vivo efficacy and toxicity tests, the Company has initiated efforts to develop an intravenous (“IV”) formulation of D11B.  Accordingly, the Company has contracted a drug formulation company, Latitude Pharmaceuticals, Inc., (“Latitude”) to assist the Company in the development of such an IV formulation of D11B. See “Latitude Agreement” below.

Glioblastoma is the most common and aggressive form of brain cancer, and is often highly-resistant to chemotherapy and other conventional treatments.  Currently, there is no effective treatment or cure of glioblastoma.  Additionally, surgical removal, such as complete resection of the tumor, in combination with the most current and aggressive treatments continues to result in low survival rates.

As of September 30, 2009, the termination date of the Sponsored Research Agreement with Dartmouth, Dartmouth has concluded its research and development, and provided the Company with, it believes, a key anti-cancer compound for glioblastoma, D11B. The Company is now independently continuing to research and develop the D11B compound.

Dartmouth License Agreement

On September 1, 2008, the Company entered into Dartmouth License Agreement with the Dartmouth Trustees, pursuant to which the Company has exclusive rights to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators.  These anti-cancer agents have a ‘cytotoxic’ or poisonous affinity for cancer cells.

Under the terms of the Dartmouth License Agreement, the Company is obligated to pay annual license maintenance fees to the Dartmouth Trustees, in addition to an upfront payment of $15,000 within 30 days of execution of the agreement, with such payment already having been made.  Additionally, the Company is required to make milestone payments to the Dartmouth Trustees if, and only when, specific clinical and regulatory approval milestones are achieved.

Throughout the duration of the Dartmouth License Agreement, the Company is obligated to make royalty payments to the Dartmouth Trustees based on the net sales of products derived from the Dartmouth License Agreement, if any.  The Company is also obligated to reimburse the Dartmouth Trustees all costs incurred for filing, prosecuting and maintaining any licensed patents related to the Dartmouth License Agreement, throughout the duration of the agreement. The Company is required to undertake the development, regulatory approval, and commercialization, of products derived from the Dartmouth License Agreement, if any, and pursue collaborative commercial partnerships, if viable.

Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the Dartmouth License Agreement, relating to the payment terms and certain provisions under the Dartmouth License Agreement.  The Company’s request was granted by the SEC on March 9, 2009.  Accordingly, certain terms of the Dartmouth License Agreement do not need to be released to the public until August 5, 2013.

Latitude Agreement

On July 6, 2009, the Company entered into a fee-for-services agreement with Latitude, which was amended on October 23, 2009 (the “Latitude Agreement”), to assist the Company in the development of an IV formulation of the Company’s anti-cancer compound for glioblastoma, D11B, for use in ongoing and future testing to determine the compound’s efficacy and toxicology evaluation and, if warranted future early stage human clinical trials.  Under the terms of the Latitude Agreement, the Company retains all rights, including but not limited to intellectual property rights, to formulations and products developed, if any.

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

The pharmaceutical and biotechnology industries are characterized by intense competition, rapid product development and technological change. Most of the competition that the Company encounters will come from companies, research institutions and universities who are researching and developing technologies and products similar to or competitive with any the Company may develop.

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

Given the early stage of the Company’s research and development efforts, it has not yet formulated a specific marketing strategy. Ultimately, the Company plans to market products, if any, developed through its current research and development efforts, subject to obtaining regulatory approvals, through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. No such arrangements presently exist. The Company believes that this approach will both increase market penetration and commercial acceptance of its products and avoid expending significant funds to develop a large sales and marketing organization.

Reliance on Limited Resources

The Company relies primarily on Dartmouth and third party contract research organizations, to conduct, monitor and assess its research.  The Company may have no control over the specifics of, and possible direction that the research may take.  Accordingly, there can be no assurance that such organizations will conduct the Company’s research in a manner that will lead to the commercialization of any products.

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

Environmental Regulations

The Company’s research and development programs do not generally involve the handling of potentially harmful biological materials or hazardous materials, but they may occasionally do so. The Company, Dartmouth and the Company’s contract research organizations are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, the Company could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on the Company’s business, financial condition and results of operations. The Company may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. The Company may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm the Company’s business, financial condition and results of operations.

Intellectual Property

The Company does not own any patents regarding any of its research and development activities.  The Company acquired the world wide licensing rights for anti-cancer compounds from Dartmouth, effective September 1, 2008.  These compounds are derived from anti-cancer agents, claimed in Dartmouth United States Patent No.: 6,187,787, for which the Company holds an exclusive license pursuant to the Dartmouth License Agreement.  The company can assert rights to addendums and future patents specific to the term of their licensing agreement with Dartmouth.   Third parties could, in the future, assert infringement or misappropriation claims against the Company with respect to its current research and development program or future products, if any, derived from the Company’s research and development program. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, the Company cannot be certain that it has not infringed the intellectual property rights of such third parties.

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

Diabetes Research

Terminated Agreements

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

The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period. Research and development expense for the years ended December 31, 2009 and 2008 were $113,826 and $379,716.

Employees

As of December 31, 2009, the Company had one full time employee, Mr. Greg Wujek, the Company’s President and Chief Executive Officer.

Item 2.  Properties

The Company's corporate office is located at 100 Overlook Drive, 2nd Floor, Princeton, New Jersey, 08540.  Rent for this month-to-month operating lease is $250 per month plus tax and variable charges. Pursuant to the lease terms, the Company is provided with a bundle of services, including, but not limited to, reception, phone and mail service.

Item 3.  LEGAL PROCEEDINGS

As of the date of this report, the Company is not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of the Company’s properties that could affect its operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on the Company’s financial position, results of operations or cash flow at this time. Furthermore, the Company does not believe that there are any proceedings to which any of the Company’s directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of the Company’s common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on November 23, 2009, at which time the stockholders voted on the following proposals:

ITEM 1.

The election of a board of directors to serve until the next Annual Meeting or until their respective successors are duly elected and have qualified.

	Votes For	Votes Against	Votes Abstained

Mr. Greg Wujek	103,974,293	644,692	338,602
Mr. Gary Branning	104,001,677	678,860	277,050
Mr. Raymond Krauss	104,020,124	660,108	277,355

ITEM 2.

To ratify the appointment of Peterson Sullivan, LLP for the fiscal year ending December 31, 2009.

Votes For	Votes Against	Votes Abstained
104,261,526	387,145	308,916

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “PYTO”.

The following table sets forth the high and low closing sale prices for the Company's Common Stock for each quarter during the past two fiscal years as reported by the OTCBB:

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter 2009 (January 1 – March 31, 2009)	$0.14	$0.03
Second Quarter 2009 (April 1 – June 30, 2009)	$0.09	$0.04
Third Quarter 2009 (July 1 – September 30, 2009)	$0.08	$0.05
Fourth Quarter 2009 (October 1 – December 31, 2009)	$0.08	$0.02

Fiscal Year Ended December 31, 2008
First Quarter 2008 (January 1 – March 31, 2008)	$0.40	$0.22
Second Quarter 2008 (April 1 – June 30, 2008)	$0.32	$0.12
Third Quarter 2008 (July 1 – September 30, 2008)	$0.14	$0.05
Fourth Quarter 2008 (October 1 – December 31, 2008)	$0.10	$0.03

As of January 4, 2010, there were approximately 301 stockholders of record of the Company's Common Stock.

Dividend Policy

The Company does not have a history of paying dividends on its Common Stock, and there can be no assurance that it will pay any dividends in the foreseeable future. The Company intends to use any earnings, which may be generated, to finance the growth of its businesses. The Company’s Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company’s existing equity compensation plans, as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,000,000	$0.52	20,250,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,000,000	$ 0.52	20,250,000

(1)             Consists of grants under the Company’s 2005 Stock Plan.

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

Overview

PhytoMedical Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on July 25, 2001. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenol”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”).

PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities.

PolyPhenol was incorporated on August 24, 2004 in the State of Nevada and has no assets and liabilities.

PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company.  The Company ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, the Company dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.

The Company is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  The Company’s strategy is to develop new technologies and, where warranted, acquire rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

The Company is currently focusing its research and development efforts on an anti-cancer compound for glioblastoma, D11B, to which the Company currently has an exclusive license, pursuant to a license agreement between the Company and the Dartmouth Trustees.

The Company does not expect to generate any revenues for the foreseeable future and expects to continue to incur losses. The Company’s independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern..

Cancer Research

Dartmouth Sponsored Research Agreement

Pursuant to the Company’s Sponsored Research Agreement with Dartmouth College (“Dartmouth”), which expired on September 30, 2009, the Company is continuing its research and development of a novel class of anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.

The Company has developed and tested new examples of such compounds known to bind to DNA, called bis-acridines.  These compounds are related to D11B, the anti-cancer compound licensed by the Company from Dartmouth.  Throughout 2009, the Company prepared starting materials, and designed, tested, and synthesized bis-acridines which were then evaluated in human cancer cells.  These tests were undertaken in order to identify new compounds for potential medicinal formulation, further testing and, if warranted, the eventual preparation and filing of an Investigational New Drug (“IND”) Application with the U.S. Food & Drug Administration (“FDA”).

Following research outcomes from early lab tests, scientists conducted in vivo (animal) tests to determine the effectiveness (efficacy) and toxic side-effects (toxicity) of D11B and other such compounds.  These compounds were administered to specimens with difficult-to-treat human brain cancer (“SF295 glioblastoma xenografts”) and, according to researchers, D11B proved to be least toxic and extremely effective in controlling the growth of SF295 human glioblastoma xenografts.

In all cases where specimens were treated for human glioblastoma brain cancer using the Company’s D11B compound, researchers reported: a significant reduction in tumor size; prolonged lifespan of 46%-plus for the treated group versus the control group; notably enhanced chemotherapeutic effect of the compound;  and observed “tumor cured” in one of the specimens with the deadly glioblastoma cancer.

Interpreting the data collected from these important efficacy and toxicity tests, researchers concluded that the Company’s anti-cancer compound, D11B, may “…have its selectivity in killing SF295 human glioblastoma cells.”  The ability to selectively target and kill specific cancer cells is an important consideration for the treatment of cancers in vital organs such as the brain, where glioblastoma is exhibited.

Glioblastoma is the most common and aggressive form of brain cancer, and is often highly-resistant to chemotherapy and other conventional treatments. Currently, there is no effective treatment or cure for glioblastoma.  Additionally, surgical removal such as complete resection of the tumor in combination with the most current and aggressive treatments continues to result in low survival rates.

As of September 30, 2009, the termination date of the Sponsored Research Agreement, Dartmouth has concluded its research and development, and provided the Company with, it believes, a key anti-cancer compound for glioblastoma, D11B. Based upon results of in vivo efficacy and toxicity tests, the Company has entered into a fee-

for-services agreement with Latitude to assist the Company in its development of an IV formulation of D11B, in order to conduct additional tests.

As of December 31, 2009, the Company has paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $1,253 for reimbursement of expenses. Of the total $221,513 paid to Dartmouth, $60,463 and $115,300 is included in research and development expense for the years ended December 31, 2009 and 2008.

Dartmouth License Agreement

On September 1, 2008, the Company entered into Dartmouth License Agreement with the Dartmouth Trustees  pursuant to which the Company obtained the exclusive rights to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators.  These anti-cancer agents have a ‘cytotoxic’ or poisonous affinity for cancer cells.

Under the terms of the Dartmouth License Agreement, the Company is obligated to pay annual license maintenance fees to the Dartmouth Trustees, in addition to an upfront payment of $15,000 within 30 days of execution of the agreement, with such payment already having been made.  Additionally, the Company is required to make milestone payments to the Dartmouth Trustees if, and only when, specific clinical and regulatory approval milestones are achieved.

Throughout the duration of the Dartmouth License Agreement, the Company is obligated to make royalty payments to the Dartmouth Trustees based on the net sales of products derived from the Dartmouth License Agreement, if any.  The Company is also obligated to reimburse the Dartmouth Trustees all costs incurred for filing, prosecuting and maintaining any licensed patents related to the Dartmouth License Agreement, throughout the duration of the agreement. The Company is required to undertake the development, regulatory approval, and commercialization, of products derived from the Dartmouth License Agreement, if any, and pursue collaborative commercial partnerships, if viable.

Pursuant to Rule 24b-2, the Company submitted a request to the SEC for confidential treatment of certain portions of the Dartmouth License Agreement, relating to the payment terms and certain provisions under the Dartmouth License Agreement.  The Company’s request was granted on March 9, 2009.  Accordingly, certain terms of the Dartmouth License Agreement do not need to be released to the public until August 5, 2013.

Latitude Agreement

On July 6, 2009, the Company entered into a fee-for-services agreement with Latitude, which was amended on October 23, 2009 (the “Latitude Agreement”), to assist the Company in its development of an IV formulation of the Company’s anti-cancer compound for glioblastoma, D11B, for use in ongoing and future testing to determine the compound’s efficacy and toxicology, and if warranted, future early stage human clinical trials. Under the terms of the Latitude Agreement, the Company retains all rights to formulations and products developed, if any, including but not limited to intellectual property rights. As of December 31, 2009, the Company has paid $45,377 pursuant to the terms of the agreement with Latitude, all of which is included in research and development expense for the year ended December 31, 2009.

Diabetes Research

Terminated Agreements

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

As of December 31, 2009, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement, of which $0 and $83,846 is included in research and development expense for the years ended December 31, 2009 and 2008.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $0 and $506 during the years ended December 31, 2009 and 2008 for other out-of-pocket costs that are included in research and development expense.

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

As of December 31, 2009, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the years ended December 31, 2009 and 2008.

Results of Operations

A summary of the Company’s operating expenses for the years ended December 31, 2009 and 2008 was as follows:

	Year Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Operating expenses
Director fees - related party	$6,800	$9,750	$(2,950)	(30)%
Investor relations	3,658	492,360	(488,702)	(99)
Wages and benefits	263,052	346,538	(83,486)	(24)
Research and development	113,826	379,716	(265,890)	(70)
Professional fees	136,423	110,249	26,174	24
Impairment of license fee	-	20,000	(20,000)	*
Other operating expenses	64,480	139,581	(75,101)	(54)
Total operating expenses	$588,239	$1,498,194	$(909,955)	(61)%

* Not meaningful

Director fees – related party

Non-employee directors receive $250 per month for their services as directors plus $100 for each board meeting attended.

The decrease in director fees of $2,950 for the year ended December 31, 2009 compared to 2008 is substantially due to the Company recording directors fees earned for the year ended December 31, 2007 of $3,150 during the year ended December 31, 2008. The $3,150 was not deemed significant to the consolidated financial statements taken as a whole.

Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology. The Company’s investor relations expense decreased significantly in the year ended December 31, 2009 versus 2008.

.

Effective April 15, 2009, the Company entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, the Company pays the third party consultant $375 per month.

Wages and benefits

During the years ended December 31, 2009 and 2008, the Company incurred $263,052 and $273,956 in wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.   Wages and benefits related to Mr. Wujek was $10,904 higher for the year ended December 31, 2008 than 2009 primarily due to the Company recording $13,624 of stock based compensation expense in fiscal year 2008 related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.52 per share.  The fair value of the stock option was fully amortized in March 2008.

During the year ended December 31, 2008, the Company incurred a total of $72,582 in wages and benefits expense for services rendered by the employees in the Company’s administrative office in Vancouver, Canada, which was closed on August 31, 2008.

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

Following is a summary of research and development expense incurred for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,		Increase/
	2009	2008	(Decrease)

Research and development expense
ISU Sponsored Research Agreement	$-	$83,846	$(83,846)
Dartmouth Sponsored Research Agreement	60,463	115,300	(54,837)
Ricerca	5,400	174,937	(169,537)
Latitude Agreement	45,378	-	45,378
Other research and development expense	2,585	5,633	(3,048)
Total research and development expense	$113,826	$379,716	$(265,890)

Professional fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

During the year ended December 31, 2009, the Company incurred professional fees of $136,423, an increase of $26,174, from $110,249 during the year ended December 31, 2008.  The increase in professional fees is substantially due to increases in accounting fees of approximately $19,000 and legal fees of approximately $5,200.  The increase in accounting fees is primarily the result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its administrative functions to third parties.

Impairment of license fee

On December 18, 2008 the company was notified by ISU that the patent application for the insulin enhancing synthesized compounds was rejected by the US Patent Office.  After further review of the rejection letter along with the culminated research costs incurred by the Company, the Company determined it was in its best interest to terminate its license agreement with ISURF and its Sponsored Research Agreement with ISU.  Pursuant to the terms of the license agreement and Sponsored Research Agreement, the Company provided written notice of termination to both ISURF and ISU on January 6, 2009.   As a result of the termination of the license agreement with ISURF, the Company recorded an impairment charge of $20,000 at December 31, 2008 to write-off the previously paid license fee.

Other operating expenses

Other operating expenses include travel and entertainment, rent, office supplies, printing and mailing, and other administrative costs.

During the year ended December 31, 2009, the Company incurred other operating expenses of $64,480, a decrease of $75,101, from $139,581 during the year ended December 31, 2008. The decrease is substantially due to decreases in travel and entertainment of approximately $37,000, rent of approximately $18,700, and printing and mailing of approximately $10,100.  The decrease in other operating expenses is the result of the Company closing its administrative office in Vancouver, Canada, effective August 31, 2008.

Other income (expense)

A summary of the Company’s other income (expense) for the years ended December 31, 2009 and 2008 was as follows:

	Year Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Other income (expense)
Interest income	$-	$22,679	$(22,679)	*	%
Interest expense	(63,750)	(70,445)	6,695	(10)
Change in fair value of warrant liability	(93,910)	-	(93,910)	*
Gain on extinguishment of warrant liability	52,631	-	52,631	*
Loss on disposal of fixed assets	-	(8,068)	8,068	*
Loss on dissolution of foreign subsidiary	(523)	-	(523)	*
Foreign exchange loss	-	(6,773)	6,773	*
Total other income (expense)	$(105,552)	$(62,607)	$(42,945)	69%

* Not meaningful

                Interest income

Interest income for the year ended December 31, 2008 represents interest earned on proceeds received as a result of the 2007 Private Placement completed by the Company in September 2007, raising net proceeds of $3,109,500.  The Company’s interest-bearing bank account was maintained at a financial institution located in Canada.  Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada.  As a result, the Company also closed the bank account at the Canadian financial institution on December 31, 2008 and transferred all of its cash to a non-interest bearing account at an U.S. financial institution.

                Interest expense

Interest expense represents interest accrued on note payables to Mr. Harmel S. Rayat, at an annual rate of 8.5%. Mr. Rayat was the former Chief Financial Officer, former Director, and former majority shareholder of the Company.  At January 1, 2008, the outstanding principal balance of the note payable was $1,000,000.  In February 2008, the Company repaid $250,000 of the principal balance of the note payable.  The remaining $750,000 note payable to Mr. Rayat, was due on March 8, 2006 and is payable on demand.

Change in fair value of warrant liability and gain on extinguishment of warrant liability

On January 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ÁSC 815-40).  The Company determined that its Class A Warrants contained a Dilutive Issuance provision.  As a result, the Company reclassified 10,897,081 of its Class A Warrants to warrant liability, under long-term liabilities, resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $1,174,576.

The Company’s Class A Warrants are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter.  The Company values its warrant liability using a Black-Scholes model.  The Company’s stock price, remaining term of the Class A Warrants and the volatility of the Company’s stock all impact the fair value of the Company’s Class A Warrants.

The adjustments recorded each quarter to adjust the Class A Warrants to fair value resulted in a net non-cash loss of $93,910 for the year ended December 31, 2009.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred cumulative losses of $26,140,372 through December 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $1,000,766 as of December 31, 2009.  Additionally, the Company has expended a significant amount of cash in developing its technology.  The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank.  At December 31, 2009, the Company had cash and cash equivalents of $75,291. The Company has financed its operations primarily from funds received pursuant to the 2007 Private Placement completed by the Company in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $590,542 for the year ended December 31, 2009 compared to $1,496,700 for the same period in 2008.  The decrease of $906,158 in cash used in operating activities was substantially due to decreases in investor relations expense of $488,702, research and development expense of $265,890, wages and benefits of $69,862 (excluding non-cash stock compensation expense of $13,624), and other operating expenses of $75,101 during the year ended December 31, 2009 compared to 2008.  See “Results of Operations” above for further discussion regarding the decrease in these expenses.

Net cash used in investing activities was $0 for the year ended December 31, 2009 compared to $21,173 during the same period in 2008.  During the year ended December 31, 2008, the Company purchased $6,173 of equipment and paid $15,000 to Dartmouth College for a license fee.

Net cash used in financing activities was $0 for the year ended December 31, 2009 compared to $250,000 for the same period in 2008.  During the year ended December 31, 2008, the Company repaid $250,000 of the outstanding principal balance on its notes payable.

Related Party Transactions

Wages and benefits

During the years ended December 31, 2009 and 2008, the Company incurred $263,052 and $260,332 in wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

In addition, during the years ended December 31, 2009 and 2008, the Company recorded $0 and $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Director fees

Non-employee Board members receive $750 per quarter for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  During the years ended December 31, 2009 and 2008, the Company incurred $6,800 and $9,750 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, former Director, and former majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the year ended December 31, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At December 31, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  During the years ended December 31, 2009 and 2008, the Company recorded $63,750 and $69,883 in interest expense related to the promissory note.  At December 31, 2009, accrued interest on the $750,000 remaining promissory note was $307,223 and is included in interest payable.  The entire principal and accrued interest is due and payable on demand.  The carrying value of notes payable and accrued interest approximates fair value at December 31, 2009, based on their liquidity.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of the balance sheet date, the Company does not have any contractual obligations other than the notes payable of $750,000, accrued interest of $307,223, and $1,313 related to the Shareholder Communications Agreement, as discussed above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3.  “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-K.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PhytoMedical Technologies, Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of PhytoMedical Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhytoMedical Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

January 27, 2010

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Expressed in U.S. Dollars)

	Decenber 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$75,291	$665,833
Prepaid expenses and other current assets	278	2,260
Total current assets	75,569	668,093

Intangible assets - license fees	15,000	15,000

Total assets	$90,569	$683,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$19,112	$23,397
Interest payable	307,223	243,473
Notes payable	750,000	750,000
Total current liabilities	1,076,335	1,016,870

Commitments and Contingencies

Stockholders' deficit
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock: $0.00001 par value; 300,000,000 authorized, 201,487,995 and 200,398,290 shares issued and outstanding at December 31, 2009 and 2008	2,015	2,004
Additional paid-in capital	25,152,591	26,285,899
Accumulated other comprehensive loss	-	(523)
Accumulated deficit	(26,140,372)	(26,621,157)
Total stockholders' deficit	(985,766)	(333,777)

Total liabilities and stockholders' deficit	$90,569	$683,093

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in U.S. Dollars)

	Year Ended
	December 31,
	2009	2008

Revenue	$-	$-

Operating expenses
Directors fees - related party	6,800	9,750
Investor relations	3,658	492,360
Wages and benefits	263,052	346,538
Research and development	113,826	379,716
Professional fees	136,423	110,249
Impairment of license fee	-	20,000
Other operating expenses	64,480	139,581
Total operating expenses	588,239	1,498,194

Loss from operations	(588,239)	(1,498,194)

Other income (expense)
Interest income	-	22,679
Interest expense	(63,750)	(70,445)
Change in fair value of warrant liability	(93,910)	-
Gain on extinguishment of warrant liability	52,631	-
Loss on disposal of fixed assets	-	(8,068)
Loss on dissolution of foreign subsidiary	(523)	-
Foreign exchange loss	-	(6,773)
Total other income (expense)	(105,552)	(62,607)

Net loss	$(693,791)	$(1,560,801)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	200,675,941	200,398,290

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in U.S. Dollars)

						Accumulated Other			Total
	Common Stock		Common Stock Issuable		Additional	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2007	200,398,290	$ 2,004	-	$ -	$ 26,272,275	$ 1	$ (25,060,356)	$ -	$ 1,213,924

Stock based compensation expense	-	-	-	-	13,624	-	-	-	13,624

Comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	-	-	(524)	-	(524)	(524)

Net loss, year ended December 31, 2008	-	-	-	-	-	-	(1,560,801)	(1,560,801)	(1,560,801)
Total comprehensive loss								(1,561,325)

Balance, December 31, 2008	200,398,290	2,004	-	-	26,285,899	(523)	(26,621,157)	-	(333,777)

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(1,198,679)	-	1,174,576	-	(24,103)

Extinguishment of warrant liability	1,089,705	11	-	-	65,371				65,382

Comprehensive income (loss)
Loss on dissolution of foreign subsidiary	-	-	-	-	-	523	-	523	523

Net loss, year ended December 31, 2009	-	-	-	-	-	-	(693,791)	(693,791)	(693,791)
Total comprehensive loss								$ (693,268)

Balance, December 31, 2009	201,487,995	$ 2,015	-	$ -	$ 25,152,591	$ -	$ (26,140,372)		$ (985,766)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in U.S. Dollars)

	Year Ended
	December 31,
	2009	2008

Cash flows from operating activities
Net loss	$(693,791)	$(1,560,801)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	2,022
Change in fair value of warrant liability	93,910	-
Gain on extinguishment of warrant liability	(52,631)	-
Stock based compensation	-	13,624
Loss on disposal of fixed assets	-	8,068
Impairment of license fee	-	20,000
Loss on dissolution of foreign subsidiary	523	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	1,982	(2,260)
Increase (decrease) in accounts payable	(4,285)	23,397
Decrease in accrued liabilities	-	(2,970)
Increase in interest payable	63,750	2,220
Net cash used in operating activities	(590,542)	(1,496,700)

Cash flows from investing activities
Purchase of equipment	-	(6,173)
Additions to intangible assets - license fees	-	(15,000)
Net cash used in investing activities	-	(21,173)

Cash flows from financing activities
Repayment of loan to stockholder	-	(250,000)
Net cash used in financing activities	-	(250,000)

Effect of foreign exchange rate	-	(524)

Decrease in cash and cash equivalents	(590,542)	(1,768,397)

Cash and cash equivalents at beginning of period	665,833	2,434,230
Cash and cash equivalents at end of period	$75,291	$665,833

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$68,226
Income tax paid in cash	$-	$-
Issuance of 1,089,705 shares of common stock to extinguish warrant liability of $118,013
during the year ended December 31, 2009	$118,013	$-
(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Expressed in U.S. Dollars)

Note 1.  Organization and Description of Business

PhytoMedical Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on July 25, 2001. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenol”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”).

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

 The Company is a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  The Company’s strategy is to develop new technologies and, where warranted, acquire rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

The Company is currently focusing its development efforts on the anti-cancer compound for glioblastoma, D11B, to which the Company currently has an exclusive license, pursuant to a license agreement between the Company and the Trustees of Dartmouth College (the “Dartmouth Trustees”) dated September 8, 2008 (the “Dartmouth License Agreement”).

Note 2.  Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $26,140,372 as of December 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $1,000,766 as of December 31, 2009.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company has expended a significant amount of cash in developing its technology and expects to incur additional losses as it continues to develop its technologies.  To date, the Company’s cash flow requirements have primarily been met by funds received pursuant to the 2007 Private Placement completed by the Company in September 2007, raising net proceeds of $3,109,500. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, PhytoMedical Corp., PolyPhenol, and PhytoMedical Ltd.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgment include valuation of equity instruments. Actual results can differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

Foreign Operations and Foreign Currency Translation

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date.  Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income.  Revenues and expenses of the Company’s consolidated foreign operations are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in foreign exchange gain or loss.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less.  On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

Research and Development

Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

During the years ended December 31, 2009 and 2008, the Company incurred $113,826 and $379,716 on research and development activities.

Stock-Based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 11. Stock Options” and “Note 12. Warrants” for additional information on the Company’s stock-based compensation plans.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. See “Note 14. Income Taxes” for further discussion.

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

Net Loss per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net income (loss) per common share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 4. Net Loss Per Share” for further discussion.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162” (SFAS 168).  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted SFAS 168, effective October 1, 2009, the beginning of its fourth quarter ended December 31, 2009.

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value. Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The Company adopted ASC 820-10, effective October 1, 2009, which did not have a material impact on its consolidated financial position, results of operations, and cash flows.

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

Excluded from the computation of diluted net loss per share for the years ended December 31, 2009 and 2008, because their effect would be antidilutive, are stock options and warrants to acquire 2,000,000 and 12,897,081 shares of common stock with weighted-average exercise prices of $0.52 and $0.42 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
	2009	2008

Numerator - net loss	$ (693,791)	$ (1,560,801)

Denominator - weighted average number
of common shares outstanding - basic and diluted	200,675,941	200,398,290

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)

Note 5.  Equipment

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

Depreciation expense was $0 and $2,022 for the years ended December 31, 2009 and 2008.

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

As of December 31, 2009, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement.  During the years ended December 31, 2009 and 2008 the Company incurred $0 and $83,846 pursuant to the terms of the ISU Sponsored Research Agreement.  In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, the Company reimbursed ISU $0 and $506 during the years ended December 31, 2009 and 2008 for other out-of-pocket costs that are included in research and development expense.

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

As of December 31, 2009, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the years ended December 31, 2009 and 2008.

Note 8.  Dartmouth Sponsored Research Agreement

On May 25, 2007, the Company entered into a Sponsored Research Agreement with Dartmouth College (“Dartmouth”), in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. The Sponsored Research Agreement with Dartmouth was amended on October 1, 2008 extending it to September 30, 2009.  As of September 30, 2009, Dartmouth had concluded their research and development and provided the Company with a key anti-cancer compound for glioblastoma.  The Company is continuing to independently pursue its research and development goals and  has entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) to develop an intravenous (“IV”) formulation for its lead anti-cancer compound for glioblastoma (see “Note 10. Latitude Agreement”).

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

As of December 31, 2009, the Company has paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $1,253 for reimbursement of expenses. Of the total $221,513 paid to Dartmouth, $60,463 and $115,300 is included in research and development expense for the years ended December 31, 2009 and 2008.

Note 9.  Dartmouth License Agreement

On September 1, 2008, the Company entered into the Dartmouth License Agreement pursuant to which the Company obtained the rights to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators.  These anti-cancer agents which have a ‘cytotoxic’ or poisonous affinity for cancer cells, are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell.

Under the terms of the Dartmouth License Agreement, the Company is obligated to pay annual license maintenance fees to the Dartmouth Trustees, in addition to an upfront payment of $15,000 within 30 days of execution of the agreement, with such payment already having been made.  Additionally, the Company is required to make milestone payments to the Dartmouth Trustees if, and only when, specific clinical and regulatory approval milestones are achieved.

Throughout the duration of the Dartmouth License Agreement, the Company is obligated to make royalty payments to the Dartmouth Trustees based on the net sales of products derived from the Dartmouth License Agreement, if any.  The Company is also obligated to reimburse the Dartmouth Trustees all costs incurred for filing, prosecuting and maintaining any licensed patents related to the Dartmouth License Agreement, throughout the duration of the agreement. The Company is required to undertake the development, regulatory approval, and commercialization, of products derived from the Dartmouth License Agreement, if any, and pursue collaborative commercial partnerships, if viable.

Pursuant to Rule 24b-2, the Company submitted a request for confidential treatment of certain portions of the Dartmouth License Agreement, relating to the payment terms and certain provisions under the Dartmouth License Agreement.  The Company’s request was granted on March 9, 2009.  Accordingly, certain terms of the Dartmouth License Agreement do not need to be released to the public until August 5, 2013.

Note 10. Latitude Agreement

On July 6, 2009, the Company entered into a fee-for-services agreement with Latitude, which was amended on October 23, 2009  (the “Latitude Agreement”), to develop an IV formulation of the Company’s anti-cancer compound for glioblastoma, D11B, for use in ongoing and future testing to determine the compound’s efficacy and toxicology, and if warranted, future early stage human clinical trials. As of December 31, 2009, the Company has paid $45,377 pursuant to the terms of the Latitude Agreement, all of which is included in research and development expense for the year ended December 31, 2009.

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

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The grant date fair value of stock options is based on the price of a share of the Company’s common stock on the date of grant.  In determining grant date fair value of stock options, the Company uses the Black-Scholes option pricing model which requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

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

A summary of the Company’s stock option activity for the years ended December 31, 2009 and 2008 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term (1)	Value (1)

Outstanding at December 31, 2009 and 2008	2,000,000	$ 0.52	6.59 years	$ -

Exercisable at December 31, 2009	-

Available for grant at December 31, 2009	20,250,000

(1) The weighted average remaining contractual term and aggregate intrinsic value are as of December 31, 2009.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fourth quarter of its fiscal year 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

At December 31, 2009 and 2008, the Company had unvested stock options to purchase 2,000,000 shares of the Company’s common stock at a grant date fair value per share of $0.48.

During the years ended December 31, 2009 and 2008, stock-based compensation expense of $0 and $13,624 was recognized for options previously granted and vesting over time, which is included in wages and benefits.  As of December 31, 2009, the Company had no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.52	2,000,000	6.59	$0.52	—	—	$—

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

Warrant Liability and Securities Exchange Agreement

On January 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ÁSC 815-40).  The Company determined that its Class A Warrants contained a Dilutive Issuance provision.  As a result, the Company reclassified 10,897,081 of its Class A Warrants to warrant liability, under long-term liabilities, resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $1,174,576.

The Company’s Class A Warrants were considered derivative financial instruments and are therefore required to be adjusted to fair value each quarter.  Fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company used a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

As a result of the Company adjusting the Class A Warrants to fair value each quarter, the Company recorded a non-cash loss related to the Class A Warrants of $93,910 for the year ended December 31, 2009.

As of December 31, 2009 there were no Class A Warrants outstanding.

Note 13.  Related Party Transactions

Wages and benefits

During the years ended December 31, 2009 and 2008, the Company incurred $263,052 and $260,332 in wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

In addition, during the years ended December 31, 2009 and 2008, the Company recorded $0 and $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Director fees

Non-employee Board members receive $750 per quarter for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  During the years ended December 31, 2009 and 2008, the Company incurred $6,800 and $9,750 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, former Director, and former majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the year ended December 31, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At December 31, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  During the years ended December 31, 2009 and 2008, the Company recorded $63,750 and $69,883 in interest expense related to the promissory note.  At December 31, 2009, accrued interest on the $750,000 remaining promissory note was $307,223 and is included in interest payable.  The entire principal and accrued interest is due and payable on demand.  The carrying value of notes payable and accrued interest approximates fair value at December 31, 2009, based on their liquidity.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 14.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at December 31, 2009 and 2008 are as follows:

	Year Ended
	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$6,869,861	$6,651,636
Capitalized research and development	364,705	375,951
Stock based compensation	1,221,110	1,221,110
Accrued interest	104,456	82,781
Impairment of intangible asset - license fee	—	6,800
Research and development credit carry forward	63,368	58,559
Other	85	85
Total deferred tax assets	8,623,585	8,396,922
Less: valuation allowance	(8,623,585)	(8,396,922)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $226,663 and $421,215 for the years ended December 31, 2009 and 2008.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2009 available to offset future federal taxable income, if any, of $20,205,997, which will begin to expire during the year ended December 31, 2011.  Accordingly, there is no current tax expense for the years ended December 31, 2009 and 2008.  In addition, the Company has research and development tax credit carry forwards of $63,368 at December 31, 2009, which are available to offset federal income taxes and begin to expire during the year ended December 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended December 31, 2009 and 2008.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
	2009	2008

Income tax benefit at statutory rate	$235,889	$530,673
Non-deductible fund raising costs	-	(167,402)
Non-deductible fund raising costs - prior year	-	43,365
Non-deductible meals and entertainment	-	(2,194)
Change in fair value of warrant liability	(31,929)	-
Gain on extinguishment of warrant liability	17,894	-
Research and development credit	4,809	16,773
Change in valuation allowance	(226,663)	(421,215)
	$-	$-

The fiscal years 2006 through 2009 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

Note 15.  Subsequent Events

The Company has evaluated subsequent events through January 27, 2010, which is the date on which these consolidated financial statements were issued.  There have not been any events subsequent to December 31, 2009, other than the proposed increased in the number of authorized common shares as described below, that would require additional disclosure in the consolidated financial statements or that would have a material impact on the Company’s consolidated financial position as of December 31, 2009 and 2008, and the results of operations, or cash flows for the years then ended.

On January 5, 2010, holders of a majority of the voting shares of PhytoMedical Technologies, Inc., acted by written consent in lieu of a special meeting of stockholders to adopt an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock, $0.00001 par value per share which the Company is authorized to issue from 300,000,000 shares to 2,000,000,000 shares (the “Articles Amendment”).

The Company filed a Preliminary Schedule 14C Information Statement (“Information Statement”) with the SEC on January 7, 2010 and an amendment thereto on January 19, 2010.  The Information Statement will be mailed on or about January 20, 2010 to stockholders of record as of January 4, 2010, the record date for determining the Company’s stockholders eligible to consent in writing to the adoption of the Articles Amendment. The increase in the authorized number of shares of the Company’s common stock will not become effective until at least 20 days after the initial mailing of the Information Statement.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names and ages of all of the Company’s directors and executive officers. The Company has a board of directors comprised of three members. Each director holds office until a successor is duly elected or appointed.  Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.  Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each directors in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Position With Company	Director Since
Greg Wujek	48	President, Chief Executive Officer, and Director	April 3, 2006
Gary Branning (1)	56	Director Former Chief Financial Officer	September 13, 2006
Raymond Krauss (2)	47	Chief Financial Officer, Secretary, Treasurer, Director	October 11, 2007

(1)  Mr. Branning was appointed to the position of Chief Financial Officer on September 5, 2008 and resigned effective December 11, 2008.

(2)  Mr. Krauss was appointed to the positions of Chief Financial Officer, Secretary and Treasurer on December 11, 2008 to fill the vacancy created by the resignation of Mr. Branning from these positions.

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

Family Relationships and Other Matters

There are no family relationships among or between any of the Company’s officers and directors.

Legal Proceedings

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

COMPENSATION OF DIRECTORS

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

  Compensation should assist with attracting and retaining qualified directors.

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

The following table provides information regarding all compensation paid to the Company’s non-employee directors during the fiscal year ended December 31, 2009.

	Director Compensation
	Fees Earned or
	Paid in	Stock
Name	Cash ($) (1)	Awards ($)	Total ($)
Gary Branning	$3,400	$—	$3,400
Raymond Krauss	3,400	—	3,400
Total director compensation	$6,800	$—	$6,800

(1)   The amounts in this column represent the monthly cash meeting fee earned by or paid to the Company's non-employee directors for service during the fiscal year ended December 31, 2009.

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

Jatinder S. Bhogal

Since December 1993, Mr. Bhogal has worked as a business consultant to emerging growth companies. For over 15 years, Mr. Bhogal has provided early business development guidance and consulting, on a contract basis, to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to Section 16(a) of the Exchange Act of 1934, the executive officers and directors of the Company in addition to any person who owns more than 10% of the common stock of the Company are required to report their ownership of the common stock of the Company and changes to such ownership with the SEC.  Based on a review of such reports and information provided to the Company, the Company believes that during the fiscal year ended December 31, 2009, the executive officers and directors of the Company have complied with applicable filing requirements under Section 16(a).

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the Company’s officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable Financial Industry Regulatory Authority (“FINRA”) listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. The Company’s Code of Ethics is available on the Company’s website at http://www.phytomedical.com. To access the Code of Ethics, click on “Investors” and then click on “Code of Ethics.”

CORPORATE GOVERNANCE

The Company has adopted Corporate Governance Principles applicable to its Board of Directors. The Company’s Corporate Governance Principles is available on the Company’s website at http://www.phytomedical.com. To access the Company’s Corporate Governance Principles, click on “Investors” and then click on “Corporate Governance”.

Director Independence

The Company is not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that each of Messrs. Branning and Krauss are independent from the Company’s management and qualifies as “independent directors” under the standards of independence under the applicable FINRA listing standards.  This means that, in the judgment of the Board of Directors, none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.  Upon the Company’s listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Board of Directors Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2009, the Board held a total of four meetings.  All members of the Board attended at least 75% of all meetings of the Board.

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

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at PhytoMedical Technologies, Inc., Attention: Greg Wujek, Chief Executive Officer, 100 Overlook Drive, 2nd Floor, Princeton, NJ 08540.   The Board of Directors has approved a process pursuant to which they shall review and forward correspondence to the appropriate director or group of directors for response.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company at the end of the 2009 fiscal year (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2009, 2008, and 2007.

Name and Principal Position	Year Ended December 31,	Salary ($)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Greg Wujek (1) President, CEO, Director	2009 2008 2007	225,000 225,000 225,000	- 13,624 1,210,568	- - -	225,000 238,624 1,435,568
Gary Branning (2) Director, Former CFO	2009 2008 2007	- - -	- - -	3,400 5,000 1,700	3,400 5,000 1,700
Raymond Krauss (3) CFO, Secretary, Treasurer, Director	2009 2008 2007	- - -	- - -	3,400 3,900 -	3,400 3,900 -

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

.

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

The Company accounted for the cancellation and re-issuance of the stock option as a modification of terms, resulting in additional stock-based compensation expense for the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.  The fair value of the stock option as a result of the cancellation and re-issuance was $2,667,500.  The fair value of each batch of stock options was amortized over their expected service periods, which the Company reassessed on a periodic basis.  During the years ended December 31, 2009, 2008, and 2007, the Company recognized $0, $13,624, and $1,210,568, respectively, of stock-based compensation expense related to the 2,000,000 stock options granted to Mr. Wujek.

At December 31, 2009, there was no unrecognized stock-compensation expense related to the 2,000,000 stock option grant.

At December 31, 2009, none of the vesting requirements of the 2,000,000 stock options had been met and thus none of the 2,000,000 stock options were exercisable.

(2)     Mr. Branning was appointed to the position of CFO on September 5, 2008 and resigned on December 11, 2008.  The amount included in the “All Other Compensation” column represents non-employee director fees.  Non-employee directors receive monthly cash compensation of $250 plus $100 for each board meeting attended.  Mr. Branning was not an employee of the Company and did not receive additional compensation for the period of time when he served as the Company’s CFO.

(3)     Mr. Krauss was appointed to the positions of CFO, Secretary and Treasurer on December 11, 2008 to fill the vacancy created by the resignation of Mr. Branning.  The amount included in the “All Other Compensation” column represents non-employee director fees.  Non-employee directors receive monthly cash compensation of $250 plus $100 for each board meeting attended.  Mr. Krauss did not receive additional compensation for the period of time when he served as the Company’s CFO.

(4)       This column reflects the dollar amount recognized for financial statement reporting purposes for stock options and warrants, which may include amounts from awards made in and prior to the years shown.  For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options and warrants, see “Note 11. Stock Options” and “Note 12. Warrants” to the Consolidated Financial Statements included in this Form 10-K.

GRANTS OF PLAN-BASED AWARDS

The Company did not grant any stock options to the Company’s Named Executive Officers during the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executive Officers and which remained outstanding as of December 31, 2009.

	Option Awards	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Greg Wujek (1)	-	2,000,000	0.52	7/31/2016

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

.

On August 1, 2006, the Company cancelled the stock option granted to Mr. Wujek in April 2006 for 2,250,000 stock options and simultaneously entered into a stock option agreement with Mr. Wujek for the purchase of up to 2,000,000 shares of common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, expiring July 31, 2016. For the terms of the stock option, please refer to footnote (1) to the Summary Compensation table in “ITEM 11: EXECUTIVE COMPENSATION.”

OPTION EXERCISES AND STOCK VESTED

During the fiscal year ended December 31, 2009 none of the Named Executive Officers exercised any stock options and none of the outstanding stock options vested.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 4, 2010 by (i) all persons who are known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, and (ii) by each director, director nominee, and executive officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares Beneficially Owned (1)	Percent of Class(1)
Greg Wujek 100 Overlook Drive, 2nd Floor, Princeton, NJ 08540	President, Chief Executive Officer, and Director	-0- (2)	-0- %
Gary Branning (3) 100 Overlook Drive, 2nd Floor Princeton, NJ 08540	Director, Former Chief Financial Officer	-0-	-0- %
Raymond Krauss (4) 100 Overlook Drive, 2nd Floor Princeton, NJ 08540	Chief Financial Officer, Secretary, Treasurer, Director	3,500	-0- %
1420525 Alberta Ltd. 1628 West 1st Avenue, Suite 216 Vancouver, British Columbia, V6J 1G1	Stockholder	85,730,171 (5)	42.6%
Jasvir Rayat (6) 3095 West 36th Avenue Vancouver, British Columbia V6N 2S7	Stockholder	12,142,857	6.0%
Kundan Rayat (7) 54-8533 Cumberland Pl Burnaby, British Columbia, V6B 6E4	Stockholder	11,285,714	5.6%
All Directors and Officers as a Group (3 persons)		3,500	-0- %

(1)     Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 201,487,995 shares of common stock issued and outstanding on a fully diluted basis as of January 4, 2010.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)       On April 6, 2006, the Company’s Board of Directors appointed Mr. Greg Wujek to the positions of President and Chief Executive Officer.  Pursuant to an Employment Agreement with Mr. Greg Wujek, the Board approved an annual salary of $225,000, a one-time payment of $16,437 for reimbursement of certain expenses incurred in connection with the acceptance of employment, and a stock option to purchase up to 2,250,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.22.

.

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

At January 4, 2010, none of the vesting requirements of the 2,000,000 stock options had been met and thus none of the 2,000,000 stock options were exercisable.  The Company does not anticipate that they will become exercisable within 60 days. Thus, they are excluded from the beneficial ownership table.

(3)     Mr. Branning was appointed to the position of CFO on September 5, 2008 and resigned effective December 11, 2008.

      (4)       Mr. Krauss was appointed to the positions of CFO, Secretary and Treasurer on December 11, 2008 to fill the vacancy created by the resignation of Mr. Branning.

(5)       1420525 Alberta Ltd, is a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, former director, and former majority stockholder.  In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares.

(6)     Jasvir Rayat is the brother of Harmel S. Rayat, a former officer, former director, and former majority stockholder.  Mr. Harmel S. Rayat disclaims any beneficial ownership of the shares owned by Jasvir Rayat.

(7)       Kundan Rayat is the father of Harmel S. Rayat, a former officer, former director, and former majority stockholder.  Mr. Harmel S. Rayat disclaims any beneficial ownership of the shares owned by Kundan Rayat.

CHANGES IN CONTROL

There are no understandings or agreements known by management at this time which would result in a change in control of the Company.

The Company does not have any change-of-control or severance agreements with any of its executive officers or directors. In the event of the termination of employment of the Named Executive Officers any and all unexercised stock options shall expire and no longer be exercisable as of the date of the termination.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Related Party Transactions

Wages and benefits

During the years ended December 31, 2009 and 2008, the Company incurred $263,052 and $260,332 in wages and benefits expense for services rendered by Mr. Greg Wujek, the President, Chief Executive Officer, and Director of the Company.

In addition, during the years ended December 31, 2009 and 2008, the Company recorded $0 and $13,624 in stock based compensation expense related to the amortization of a stock option previously granted to Mr. Wujek to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.52 per share, which is included in wages and benefits.

Director fees

Non-employee Board members receive $750 per quarter for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  During the years ended December 31, 2009 and 2008, the Company incurred $6,800 and $9,750 in non-employee director fees.

Notes payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, former Director, and former majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  During the year ended December 31, 2008, the Company repaid $250,000 to Mr. Rayat with the accrued interest of $67,664.  At December 31, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.50%.  During the years ended December 31, 2009 and 2008, the Company recorded $63,750 and $69,883 in interest expense related to the promissory note.  At December 31, 2009, accrued interest on the $750,000 remaining promissory note was $307,223 and is included in interest payable.  The entire principal and accrued interest is due and payable on demand.  The carrying value of notes payable and accrued interest approximates fair value at December 31, 2009, based on their liquidity.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Director Independence

For disclosure regarding director independence see “ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board selected Peterson Sullivan, LLP (“Peterson Sullivan”) as the independent registered public accounting firm to audit the financial statements of the Company for its fiscal year ended December 31, 2009.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in the Company or any connection with the Company in any capacity otherwise than as independent accountants.

The Company does not currently have an audit committee.

The following table presents aggregate fees for professional services rendered by Peterson Sullivan for the years ended December 31, 2009 and 2008.

	Year Ended
	December 31,
	2009	2008
Audit fees	$27,858	$23,126
Tax fees	4,840	11,096
Total fees	$32,698	$34,222

Audit Fees

Audit Fees for the years ended December 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan for the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2009 and 2008.

Tax Fees

Tax Fees for the years ended December 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2009 and 2008
  Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008
  Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2009 and 2008
  Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
  Notes to Consolidated Financial Statements

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

                                                                                                                              PhytoMedical Technologies, Inc.

                                                                                                                                  (Registrant)

                January 27, 2010                                                                                  By: /s/ Greg Wujek

                                                                                                                               President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Greg Wujek Greg Wujek	President, Chief Executive Officer, Director	January 27, 2010

/s/ Raymond Krauss Raymond Krauss	Chief Financial Officer , Secretary, Treasurer, Director	January 27, 2010

/s/ Gary Branning Gary Branning	Director	January 27, 2010

Exhibit Index

Exhibit No.                  Description of Exhibit

23.1                                         Consent of Peterson Sullivan, LLP

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

                32.1                                        Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

                ____________________

                *Filed herewith.