Form 10-Q
period 2010-03-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2010-05-24
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No  Not Applicable ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 19, 2010 there were 201,487,995 shares of common stock, par value $0.00001 outstanding.

PHYTOMEDICAL TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	March 31,	Decenber 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$44,035	$75,291
Prepaid expenses and other current assets	268	278
Total current assets	44,303	75,569

Intangible assets - license fees	15,000	15,000

Total assets	$59,303	$90,569

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$98,140	$19,112
Interest payable	270	307,223
Notes payable	-	750,000
Convertible note payable, net of unamortized discount of $39,987 and $0	13	-
Other accrued liabilities	30,277	-
Total current liabilities	128,700	1,076,335

Long term liabilities
Convertible note payable, net of unamortized discount of $1,067,525 and $0	2	-
Interest payable	7,458	-
Total long term liabilities	7,460	-

Total liabilities	136,160	1,076,335

Commitments and Contingencies

Stockholders' deficit
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock: $0.00001 par value; 2,000,000,000 authorized, 201,487,995 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,015	2,015
Additional paid-in capital	23,605,387	25,152,591
Accumulated deficit	(23,684,259)	(26,140,372)
Total stockholders' deficit	(76,857)	(985,766)

Total liabilities and stockholders' deficit	$59,303	$90,569

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$-	$-

Operating expense (income)
Directors fees - related party	8,158	1,700
Investor relations	3,800	-
Wages and benefits	(2,601,288)	67,905
Research and development	-	18,323
Professional fees	103,039	45,007
Other operating expenses	12,130	3,066
Total operating expense (income)	(2,474,161)	136,001

Income (loss) from operations	2,474,161	(136,001)

Other expense
Interest expense	(18,048)	(15,719)
Change in fair value of warrant liability	-	(155,161)
Loss on dissolution of foreign subsidiary	-	(523)
Total other expense	(18,048)	(171,403)

Net income (loss)	$2,456,113	$(307,404)

Net income (loss) per share - basic	$0.01	$(0.00)
Net income (loss) per share - diluted	$0.01	$(0.00)

Weighted average number of common shares outstanding
Basic	201,487,995	200,398,290
Dilutive	312,240,735	200,398,290

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

						Accumulated Other			Total
	Common Stock		Common Stock Issuable		Additional	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Income (Loss)	Equity (Deficit)

Balance, December 31, 2008	200,398,290	$ 2,004	-	$ -	$ 26,285,899	$ (523)	$ (26,621,157)	$ -	$ (333,777)

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(1,198,679)	-	1,174,576	-	(24,103)

Extinguishment of warrant liability	1,089,705	11	-	-	65,371	-	-	-	65,382

Comprehensive income (loss)
Loss on dissolution of foreign subsidiary	-	-	-	-	-	523	-	523	523

Net loss, year ended December 31, 2009	-	-	-	-	-	-	(693,791)	(693,791)	(693,791)
Total comprehensive loss								(693,268)

Balance, December 31, 2009	201,487,995	2,015	-	-	25,152,591	-	(26,140,372)		(985,766)

Stock based compensation expense	-	-	-	-	12,769	-	-	-	12,769

Reversal of stock based compensation due to forfeiture of stock options	-	-	-	-	(2,667,500)	-	-	-	(2,667,500)

Beneficial conversion feature on convertible notes payable	-	-	-	-	1,107,527	-	-	-	1,107,527

Net income, three months ended March 31, 2010	-	-	-	-	-	-	2,456,113	2,456,113	2,456,113
Total comprehensive income								$ 2,456,113

Balance, March 31, 2010	201,487,995	$ 2,015	-	$ -	$ 23,605,387	$ -	$ (23,684,259)		$ (76,857)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$2,456,113	$(307,404)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accreted discount on convertible debt	15	-
Change in fair value of warrant liability	-	155,161
Stock based compensation	12,769	-
Reversal of stock based compensation due to forfeiture of stock options	(2,667,500)	-
Loss on dissolution of foreign subsidiary	-	523
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	10	(2,854)
Increase in accounts payable	79,028	7,058
Increase in interest payable	18,032	15,719
Increase in other accrued liabilities	30,277	-
Net cash used in operating activities	(71,256)	(131,797)

Cash flows from financing activities
Proceeds from convertible note payable to stockholder	40,000	-
Net cash provided by financing activities	40,000	-

Decrease in cash and cash equivalents	(31,256)	(131,797)

Cash and cash equivalents at beginning of period	75,291	665,833
Cash and cash equivalents at end of period	$44,035	$534,036

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-
Debt discount recorded for beneficial conversion feature	$1,107,527	$-
(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

 (Expressed in U.S. Dollars)

(Unaudited)

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

Note 2.  Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $23,684,259 as of March 31, 2010, does not have positive cash flows from operating activities, and had negative working capital of $84,397 as of March 31, 2010.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company has expended a significant amount of cash in developing its technology and expects to incur additional losses as it continues to develop its technologies.  To date, the Company’s cash flow requirements have primarily been met by net proceeds of $3,109,500 received pursuant to the 2007 Private Placement (as defined in “Note 13. Warrants” below) which was completed by the Company in September 2007. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of PhytoMedical Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009 and the related results of operations, stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2010 and 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2009 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the quarterly financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s 2009 Annual Report on Form 10-K.

Note 4.  Summary of Significant Accounting Policies

Estimates

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

During the three months ended March 31, 2010 and 2009, the Company incurred $0 and $18,323 on research and development activities.

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

Recently Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements during its first quarter of 2010.

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its first quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the roll forward activities, which it will adopt at the beginning of its first quarter of fiscal 2011.  Other than requiring additional disclosures, the adoption of this standard did not and will not have a material impact on the Company’s consolidated financial position and results of operations.

Note 5.  Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Excluded from the computation of diluted net income per share for the three months ended March 31, 2010 because their effect would be anti-dilutive, are stock options to acquire 4,800,000 shares of common stock with a weighted-average exercise price of $0.04 per share.

During the three months ended March 31, 2009, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive.  Excluded from the computation of diluted net loss per share for the three months ended March 31, 2009 because their effect would be anti-dilutive, are stock options and warrants to acquire 12,897,081 shares of common stock with a weighted-average exercise price of $0.42 per share.

As the inclusion of all potentially dilutive stock options and warrants outstanding would have been anti-dilutive during the three months ended March 31, 2009, basic and diluted net loss per share is the same for that period.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Basic Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$ 2,456,113	$ (307,404)

Denominator:
Weighted average number of common shares outstanding	201,487,995	200,398,290

Basic net income (loss) per share	$ 0.01	$ (0.00)

Diluted Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$ 2,456,113	$ (307,404)
Add: convertible notes payable interest expense and accreted discount	7,743	-
Adjusted net income (loss)	$ 2,463,856	$ (307,404)

Denominator:
Weighted average number of common shares outstanding	201,487,995	200,398,290
Effect of dilutive securities:
Assumed conversion of convertible notes payable	110,752,740	-
Total shares	312,240,735	200,398,290

Diluted net income (loss) per share	$ 0.01	$ (0.00)

Note 6.  Iowa State University Sponsored Research Agreement

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

As of March 31, 2010, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement, none of which was recorded as research and development expense during the three months ended March 31, 2010 and 2009.

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

As of March 31, 2010, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three months ended March 31, 2010 and 2009.

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

As of March 31, 2010, the Company has paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $1,253 for reimbursement of expenses. Of the total $221,513 paid to Dartmouth, $0 and $11,750 is included in research and development expense for the three months ended March 31, 2010 and 2009.

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

Note 10. Latitude Agreement

On July 6, 2009, the Company entered into a fee-for-services agreement with Latitude, which was amended on October 23, 2009  (the “Latitude Agreement”), to develop an IV formulation of the Company’s anti-cancer compound for glioblastoma, D11B, for use in ongoing and future testing to determine the compound’s efficacy and toxicology, and if warranted, future early stage human clinical trials. As of March 31, 2010, the Company has paid $45,377 pursuant to the terms of the Latitude Agreement, none of which is included in research and development expense for the three months ended March 31, 2010 and 2009.

Note 11.  Notes Payable and Convertible Notes Payable

Convertible Note Payable – Current

On March 2, 2010 the Company issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note.  As long as the convertible promissory note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the convertible promissory note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increases to 10% and is due on demand. The Company may, in its discretion, redeem the convertible promissory note at any time prior to the maturity date of the convertible promissory note.  Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder.

Since the book value of the convertible promissory note ($40,000) divided by the number of shares to which the debt can be converted (4,000,000 shares of common stock) is $0.01 per share, which is less than the fair value of the stock at the time the debt was issued ($0.03 per share), there is a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the convertible promissory note, which reduced the book value of the convertible promissory note to not less than zero.  The Company amortizes the discount using the effective interest method over the one-year life of the convertible promissory note.

During the three months ended March 31, 2010, the Company recorded interest expense of $270 payable to the holder of the convertible promissory note.  During the three months ended March 31, 2010, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $13.  At March 31, 2010, the carrying value of the convertible promissory note was $13, net of unamortized discount of $39,987. Due to the unique nature of the terms of the convertible promissory note, it is not practicable to determine its fair value at March 31, 2010.

Notes Payable and Convertible Note Payable – Long Term

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  At December 31, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bears interest at an annual rate of 8.5%.  At December 31, 2009, accrued interest on the $750,000 remaining promissory note was $307,223 and was included in interest payable.  The entire principal and accrued interest was due and payable on demand.

On March 1, 2010, Mr. Rayat agreed to convert the then outstanding balance of the note payable ($750,000) and accrued and unpaid interest ($317,527) thereon to a fixed three (3) year term convertible note, totaling $1,067,527 (the “Rayat Convertible Note”).  The Rayat Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Rayat Convertible Note.  As long as the Rayat Convertible Note remains outstanding and not fully paid, Mr. Rayat has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Rayat Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increases to 10% and is due on demand. The Company may, in its discretion, redeem the Rayat Convertible Note at any time prior to the maturity date of the Rayat Convertible Note.  Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of Mr. Rayat.

Since the book value of the convertible promissory note ($1,067,527) divided by the number of shares of common stock to which the debt can be converted (106,752,700) is $0.01 per share, which is less than the fair value of the stock at the time the debt was issued ($0.03 per share), there is a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the Rayat Convertible Note, which reduced the book value of the Rayat Convertible Note to not less than zero.  The Company amortizes the discount using the effective interest method over the three-year life of the Rayat Convertible Note.

During the three months ended March 31, 2010, the Company recorded interest expense of $17,763 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  During the three months ended March 31, 2010, the Company recorded interest expense related to the accretion of the discount on the Rayat Convertible Note of $2.  At March 31, 2010, the carrying value of the convertible promissory note was $2, net of unamortized discount of $1,067,525. Due to the unique nature of the terms of the Rayat Convertible Note, it is not practicable to determine its fair value at March 31, 2010.

Note 12.  Stock Options

On July 12, 2001, the Company approved its 2001 Stock Option Plan (the “2001 Plan”), which has 10,000,000 shares reserved for issuance thereunder, all of which were registered under Form S-8 on October 2, 2003. On July 25, 2005, the Company approved its 2005 Stock Option Plan (the “2005 Plan”), which has 15,000,000 shares reserved for issuance thereunder. The 2001 Plan and 2005 Plan provide shares available for options granted to employees, directors and others. The options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

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

A summary of the Company’s stock option activity for the three months ended March 31, 2010 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at December 31, 2009	2,000,000	$ 0.52
Grants	4,800,000	0.04
Forfeiture	(2,000,000)	0.52
Outstanding at March 31, 2010	4,800,000	$ 0.04	9.9 years	$ -

Exercisable at March 31, 2010	200,000	$ 0.04	9.9 years	$ -

Available for grant at March 31, 2010	17,450,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its first quarter of its fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

Stock Option Forfeiture

Mr. Greg Wujek resigned his position as the Company’s President and Chief Executive Officer effective as of March 15, 2010. Mr. Wujek continues to serve as one of the Company’s directors. Simultaneously with his resignation as our President and Chief Executive Officer the employment agreement between the Company and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek were forfeited.  Accordingly, during the three months ended March 31, 2010, the Company recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $2,667,500, which is included in wages and benefits.

Stock Option Grants

On March 15, 2010 the Company’s Board of Directors granted the following options, subject to termination and other conditions set forth in the stock option agreement between the Company and each of the below named individuals:

	Number of Shares
	Subject to the		Term (1)
	Stock Option	Exercise Price ($)	(Number of Years)

James Lynch (2)	4,000,000	$ 0.04	10
Greg Wujek (3)	400,000	0.04	10
Raymond Krauss (4)	200,000	0.04	10
Gary Branning (5)	200,000	0.04	10

(1)     Subject to earlier termination in the event the option holder ceases to be one of the Company’s directors or officers, as the case may be.

(2)       Following Mr. Wujek’s resignation, the Board of Directors appointed Dr. James Lynch as the Company’s President and Chief Executive Officer on March 15, 2010.  Dr. Lynch was also appointed to the Company’s Board of Directors.  Simultaneously with his appointment the Company entered into an employment agreement with Dr. Lynch (the “Lynch Employment Agreement”).

The Lynch Employment Agreement may be terminated at any time with or without cause by either party.  However, in the event the Lynch Employment Agreement is terminated by the Company at any time after March 15, 2011 without cause, or by Dr. Lynch for good reason (as those terms are defined in the Lynch Employment Agreement) the Company is obligated to continue to pay Dr. Lynch a severance payment equal to six months of his then annual salary.

Pursuant to the Lynch Employment Agreement, Dr. Lynch will devote substantially all of his full time work efforts to the fulfillment of his responsibilities as the Company’s President and Chief Executive Officer. In consideration of his employment the Company is paying Dr. Lynch an annual salary of $248,000 and reimbursement of his health insurance premiums in the amount of $1,350 per month.  The Company’s Board of Directors also granted Dr. Lynch an option to acquire up to 4,000,000 shares of its common stock at an exercise price of $0.04 per share, vesting as follows:

a)       as to 600,000 shares when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, the Company’s proprietary pharmacological compound, ‘D11B’ achieves IV formulation and stability milestones, enabling further development;

b)       as to 600,000 when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, the Company’s proprietary pharmacological compound, ‘D11B’, achieves toxicity and pharmacokinetic milestones, enabling further development;

c)       as to 300,000 shares when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, the Company successfully prepares an Investigator’s Brochure (IB) in accordance with ICH guidelines, for a product or products related to the Company’s proprietary pharmacological compound, ‘D11B’;

d)       as to 450,000 shares when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, the Company successfully files an Investigational New Drug Application (IND) with the US Food & Drug Administration for a product or products related to its proprietary pharmacological compound, ‘D11B9

e)       as to 300,000 shares when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, the Company successfully administers ‘first patient-first dose’ for a product or products related to our proprietary pharmacological compound, ‘D11B’;

f)        as to 1,000,000 shares when, in the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, the Company successfully adds a new compound (or product(s) derived therefrom) to its pipeline other than compounds (or products derived from any compounds contemplated) by the Company’s license agreement with the Trustees of Dartmouth College;

g)       as to 250,000 shares (500,000 shares in the aggregate), on each of, March 15, 2012  and March 15, 2013;

h)       as to 62,500 (250,000 shares in aggregate) on each of June 15, 2010, September 15, 2010, December 15, 2010 and March 15, 2011.

The Lynch Employment Agreement contains non-competition and solicitation provisions in the event the agreement is terminated.

The grant date fair value of the 4,000,000 stock options granted to Dr. Lynch was $160,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of 7.7 years, and a 0% dividend yield.  The $160,000 is amortized over the requisite service period for each tranche of options as outlined in a) through h) above.

(3)       Mr. Wujeks’s options vest as follows: 200,000 on the date of grant; 66,667 on March 15, 2011; 66,667 on March 15, 2012 and 66,666 on March 15, 2013.

The option terminates at such time as Mr. Wujek ceases to serve as one of our directors. Mr. Wujek then will have 90 days to exercise the option to the extent vested. In the event of Mr. Wujek’s death while serving as a director, his estate will have a period of 180 days following the date of death in which to exercise the option to the extent vested.

The grant date fair value of the 400,000 stock options granted to Mr. Wujek was $12,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of six years, and a 0% dividend yield.  The $12,000 is amortized over the requisite service period for each tranche of options as outlined above.

(4)     Mr. Krauss’ options vest as follows: 66,667 on March 15, 2011; 66,667 on March 15, 2012 and 66,666 on March 15, 2013.

The option terminates at such time as Mr. Krauss ceases to serve as one of our directors. Mr. Krauss then will have 90 days to exercise the option to the extent vested. In the event of Mr. Krauss’ death while serving as a director, his estate will have a period of 180 days following the date of death in which to exercise the option to the extent vested.

The grant date fair value of the 200,000 stock options granted to Mr. Krauss was $6,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of six years, and a 0% dividend yield.  The $6,000 is amortized over the requisite service period for each tranche of options as outlined above.

(5)     Mr. Branning’s options vest as follows: 66,667 on March 15, 2011; 66,667 on March 15, 2012 and 66,666 on March 15, 2013.

The option terminates at such time as Mr. Branning ceases to serve as one of our directors. Mr. Branning then will have 90 days to exercise the option to the extent vested. In the event of Mr. Branning’s death while serving as a director, his estate will have a period of 180 days following the date of death in which to exercise the option to the extent vested.

The grant date fair value of the 200,000 stock options granted to Mr. Branning was $6,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of six years, and a 0% dividend yield.  The $6,000 is amortized over the requisite service period for each tranche of options as outlined above.

During the three months ended March 31, 2010 and 2009, stock-based compensation expense of $12,769 and $0 was recognized for stock options previously granted and vesting over time.  Of the total $12,769 recorded during the three months ended March 31, 2010, $6,458 is included in directors fees – related party and $6,311 is included in wages and benefits.  As of March 31, 2010, the Company had $171,231 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of three years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.04	4,800,000	9.9	$0.04	200,000	9.9	$0.04

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

The terms of the Class A Warrants that were issued pursuant to the 2007 Private Placement contained a provision such that upon subsequent equity sales of common stock or common stock equivalents at an effective price per share (the “Base Share Price”) less than the $0.40 exercise price per share of the Class A Warrants then the exercise price of the Class A Warrants would have been reduced to the Base Share Price and the number of Class A Warrants would have been increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price would have been equal to the aggregate exercise price prior to such adjustment (“Dilutive Issuance”). The potential adjustment to the Class A Warrant exercise price and number of underlying shares of common stock resulted in a settlement amount that did not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Class A Warrants were not considered indexed to the Company’s own stock and therefore needed to be accounted for as a derivative.

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

The Company’s Class A Warrants were considered derivative financial instruments and were therefore required to be adjusted to fair value each quarter.  Fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company used a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

As of March 31, 2010 no Class A Warrants were outstanding.

Note 14.  Related Party Transactions

Director fees

Non-employee Board members receive $750 per quarter for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  During both of the three month periods ended March 31, 2010 and 2009, the Company incurred $1,700 in non-employee director fees.  Additionally, during the three months ended March 31, 2010, the Company recognized $6,458 in stock compensation for stock options previously granted to directors and vesting over time.

Notes payable and convertible note payable

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  At December 31, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bore interest at an annual rate of 8.5%.

On March 1, 2010, Mr. Rayat agreed to convert the then outstanding balance of the note payable ($750,000) and accrued and unpaid interest ($317,527) thereon to the Rayat Convertible Note.  The Rayat Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Rayat Convertible Note.  As long as the Rayat Convertible Note remains outstanding and not fully paid, Mr. Rayat has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Rayat Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increases to 10% and is due on demand. The Company may, in its discretion, redeem the Rayat Convertible Note at any time prior to the maturity date of the Rayat Convertible Note.  Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of Mr. Rayat.

During the three months ended March 31, 2010, the Company recorded interest expense of $17,763 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  Please refer to “Note 11.  Notes Payable and Convertible Notes Payable”.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 15. Subsequent Event

On May 4, 2010, the Company’s registration statement on Form S-1 (the “Registration Statement”) was declared effective by the United States Securities and Exchange Commission, and the Company commenced its self directed public offering (the “2010 Offering”) in accordance with the Prospectus dated May 4, 2010 and included in the Registration Statement, of up to a maximum of 200,000,000 units (the "Units") of its securities at a price of $0.01 per Unit.  Each Unit consists of:

•         one (1) share of the Company’s common stock, $0.00001 par value per share; and,

•         one-half of one Series B Warrant (collectively, the “Series B Warrants”).

Each full Series B Warrant entitles the holder to purchase one additional share of the Company’s common stock at an exercise price of $0.03 per share, expiring two (2) years from the date of issuance of the Series B Warrants.

The 2010 Offering is a direct public offering by the Company without any involvement of underwriters or broker-dealers.  The 2010 Offering may continue until all of the Units registered have been sold or July 3, 2010 (unless extended for an additional 90 days in the sole discretion of the Company).

Subsequent to March 31, 2010 and as of the date of this report, the Company has sold 40,000,000 Units for gross receipts of $400,000 pursuant to the terms of the 2010 Offering.  Accordingly, the Company will issue 40,000,000 shares of its common stock and 20,000,000 Series B Warrants to the investors having subscribed for the 40,000,000 Units.

The Company is continuing the 2010 Offering.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing sponsored research and development activities (d) anticipated trends in the technology industry, (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our consolidated results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

Overview

We were incorporated in the State of Nevada on July 25, 2001.  The accompanying consolidated financial statements include the accounts of PhytoMedical Technologies, Inc and its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenol”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”).

PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities.

PolyPhenol was incorporated on August 24, 2004 in the State of Nevada and has no assets and liabilities.

PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to the Company’s Canada office.  We ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, we dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.

We are a pharmaceutical company focused on research, development and commercialization of pharmaceutical products.  Our strategy is to develop new technologies and, where warranted, acquire rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

We are currently focusing our research and development efforts on an anti-cancer compound, which has been named “D11B,” for the treatment of glioblastoma. We have an exclusive license, granted pursuant to a license agreement dated September 1, 2008 (the “Dartmouth License Agreement”), between us and the Trustees of Dartmouth College (the “Dartmouth Trustees”), to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators. We commenced our research and development activities relating to D11B through a Sponsored Research Agreement (the “Sponsored Research Agreement”) with Dartmouth College (“Dartmouth”). We are continuing our research and develop activities in connection with the anti-cancer compound, D11B, for the treatment of glioblastoma, pursuant to the Dartmouth License Agreement.

We do not expect to generate any revenues for the foreseeable future and expect to continue incurring losses.

Because we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made in a Form 10-Q.

Cancer Research

Dartmouth Sponsored Research Agreement

Pursuant to our Sponsored Research Agreement with Dartmouth, which expired on September 30, 2009, we are continuing our research and development of a novel class of anti-cancer agents which have a ‘cytotoxic’ or  poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.

We have developed and tested new examples of such compounds known to bind to DNA, called bis-acridines. These compounds are related to D11B, the anti-cancer compound licensed by us from Dartmouth. Throughout 2009, we prepared starting materials, and designed, tested, and synthesized bis-acridines which were then evaluated in human cancer cells. These tests were undertaken in order to identify new compounds for potential medicinal formulation, further testing and, if warranted, the eventual preparation and filing of an Investigational New Drug (“IND”) Application with the U.S. Food & Drug Administration (“FDA”).

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

In all cases where specimens were treated for human glioblastoma brain cancer using our D11B compound, researchers reported: a significant reduction in tumor size; prolonged lifespan of 46%-plus for the treated group versus the control group; notably enhanced chemotherapeutic effect of the compound; and observed “tumor cured” in one of the specimens with the deadly glioblastoma cancer.

Interpreting the data collected from these important efficacy and toxicity tests, researchers concluded that our anti-cancer compound, D11B, may “…have its selectivity in killing SF295 human glioblastoma cells.” The ability to selectively target and kill specific cancer cells is an important consideration for the treatment of cancers in vital organs such as the brain, where glioblastoma is exhibited. Glioblastoma is the most common and aggressive form of brain cancer, and is often highly-resistant to chemotherapy and other conventional treatments. Currently, there is no effective treatment or cure for glioblastoma. Additionally, surgical removal such as complete resection of the tumor in combination with the most current and aggressive treatments continues to result in low survival rates.

As of September 30, 2009, the termination date of the Sponsored Research Agreement, Dartmouth concluded its research and development activities, and provided us with, it believes, a key anti-cancer compound for glioblastoma, D11B. Based upon results of in vivo efficacy and toxicity tests, we have entered into a fee-for-services agreement with Latitude to assist us in our development of an IV formulation of D11B, in order to conduct additional tests.

As of March 31, 2010, we have paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $1,253 for reimbursement of expenses. Of the total $221,513 paid to Dartmouth, $0 and $11,750 is included in research and development expense for the three months ended March 31, 2010 and 2009.

Dartmouth License Agreement

On September 1, 2008, we entered into Dartmouth License Agreement with the Dartmouth Trustees pursuant to which we obtained the exclusive rights to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators. These anti-cancer agents have a ‘cytotoxic’ or poisonous affinity for cancer cells.

Under the terms of the Dartmouth License Agreement, we are obligated to pay annual license maintenance fees to the Dartmouth Trustees, in addition to an upfront payment of $15,000 within 30 days of execution of the agreement, with such payment already having been made. Additionally, we are required to make milestone payments to the Dartmouth Trustees if, and only when, specific clinical and regulatory approval milestones are achieved.

Throughout the duration of the Dartmouth License Agreement, we are obligated to make royalty payments to the Dartmouth Trustees based on the net sales of products derived from the Dartmouth License Agreement, if any. We are also obligated to reimburse the Dartmouth Trustees all costs incurred for filing, prosecuting and maintaining any licensed patents related to the Dartmouth License Agreement, throughout the duration of the agreement. We are required to undertake the development, regulatory approval, and commercialization, of products derived from the Dartmouth License Agreement, if any, and pursue collaborative commercial partnerships, if viable.

Pursuant to Rule 24b-2, we submitted a request to the SEC for confidential treatment of certain portions of the Dartmouth License Agreement, relating to the payment terms and certain provisions under the Dartmouth License Agreement. Our request was granted on March 9, 2009. Accordingly, certain terms of the Dartmouth License Agreement do not need to be released to the public until August 5, 2013.

Latitude Agreement

On July 6, 2009, we entered into a fee-for-services agreement with Latitude, which was amended on October 23, 2009 (the “Latitude Agreement”), to assist in our development of an IV formulation of our anti-cancer compound for glioblastoma, D11B, for use in ongoing and future testing to determine the compound’s efficacy and toxicology, and if warranted, future early stage human clinical trials. Under the terms of the Latitude Agreement, we retain all rights to formulations and products developed, if any, including but not limited to intellectual property rights.

As of March 31, 2010, we have paid $45,377 pursuant to the terms of the Latitude Agreement, none of which is included in research and development expense for the three months ended March 31, 2010 and 2009.

Diabetes Research

Terminated Agreements

Iowa State University Sponsored Research Agreement

On February 1, 2007, through our wholly owned subsidiary, PolyPhenol, we entered into a Sponsored Research Agreement with Iowa State University (“ISU”). Under terms of the agreement, we continued to undertake our research at ISU for development of our novel, synthesized type A-1 ‘polyphenolic’ compounds.  On January 6, 2009, we provided written notice to ISU terminating the Sponsored Research Agreement between us and ISU. The termination was effective March 6, 2009.

As of March 31, 2010, we had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement, none of which is included in research and development expense for the three months ended March 31, 2010 and 2009. In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, we have reimbursed ISU $673 for other out-of-pocket costs, none of which is included in research and development expense for the three months ended March 31, 2010 and 2009.

Iowa State University Research Foundation License Agreement

On June 12, 2006, through our wholly owned subsidiary, PolyPhenol, we entered into an exclusive license agreement with Iowa State University Research Foundation Inc. (“ISURF”) to develop, market and distribute novel synthesized compounds derived from type A-1 polyphenols, which have been linked to insulin sensitivity by the USDA's Agricultural Research Service.  On January 6, 2009, we gave written notice to ISURF terminating the License Agreement between us and ISURF. The termination is effective April 6, 2009.

As of March 31, 2010, we had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three months ended March 31, 2010 and 2009.

Results of Operations

A summary of our operating expense for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,		Increase/	Percentage
	2010	2009	(Decrease)	Change

Operating expense (income)
Director fees - related party	$8,158	$1,700	$6,458	380%
Investor relations	3,800	-	3,800	*
Wages and benefits	(2,601,288)	67,905	(2,669,193)	*
Research and development	-	18,323	(18,323)	*
Professional fees	103,039	45,007	58,032	129
Other operating expenses	12,130	3,066	9,064	296
Total operating expense (income)	$(2,474,161)	$136,001	$(2,610,162)	*	%

*  Not meaningful

Director fees – related party

Non-employee directors receive $250 per month for their services as directors plus $100 for each board meeting attended.

The increase in directors fees of $6,458 for the three months ended March 31, 2010 compared to the same period in 2009 is entirely attributable to stock compensation recorded for stock options granted to three non-employee directors on March 15, 2010.  Please refer to “Note 12. Stock Options” in the notes to the consolidated financial statements.

Investor relations

Investor relations costs represent fees paid to publicize our company and its technology.

Effective April 15, 2009, we entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services. In accordance with the terms of the Shareholder Communications Agreement, we pay a third party consultant $375 per month, resulting in expense for the three months ended March 31, 2010 of $1,125.  The Shareholder Communications Agreement was renewed for another one-year term, expiring April 15, 2011.

Additionally, during the three months ended March 31, 2010, we incurred $2,675 related to the press release announcing the appointment of Dr. James Lynch as our President and Chief Executive Officer, effective March 15, 2010.  Dr. Lynch was also appointed to our Board of Directors.

Wages and benefits

During the three months ended March 31, 2010, we incurred $50,997 in wages and benefits expense for services rendered by Mr. Greg Wujek, our former President, Chief Executive Officer, and Director.   Mr. Wujek resigned as our President and Chief Executive Officer, effective March 15, 2010. Mr. Wujek continues to serve as one of our directors. Simultaneously with his resignation as our President and Chief Executive Officer, the employment agreement between us and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek were forfeited upon his resignation and termination of employment.  Accordingly, during the three months ended March 31, 2010, the Company recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $2,667,500.

On March 15, 2010, Dr. James Lynch was appointed a director and to the positions of President and Chief Executive Officer. During the three months ended March 31, 2010, we incurred $8,904 in wages and benefits expense for services rendered by Dr. Lynch.  Pursuant to an employment agreement between us and Dr. Lynch, on March 15, 2010, Dr. Lynch was granted a stock option to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share. The stock option is subject to vesting and other termination provisions.  The grant date fair value of the 4,000,000 stock options granted to Dr. Lynch was $160,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of 7.7 years, and a 0% dividend yield.  The $160,000 is amortized over the requisite service period for each tranche of options.  During the three months ended March 31, 2010, we recorded $6,311 of stock compensation related to these stock options. Please refer to “Note 12. Stock Options” in the notes to the consolidated financial statements.

Wages and benefits for the three months ended March 31, 2009 is all for services rendered by Mr. Wujek.

Research and development

Research and development costs represent costs incurred to develop our technologies and are incurred pursuant to our sponsored research agreement with Dartmouth and other third party contract research organizations. The sponsored research agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Research and development expense for the three months ended March 31, 2009, includes $11,750 pursuant to the Sponsored Research Agreement with Dartmouth and for reimbursement of related expenses as well as payments to other third party contractors.

Professional fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

During the three months ended March 31, 2010, we incurred professional fees of $103,039, an increase of $58,032, from $45,007 during same period of the prior year.  The increase is substantially due to increases in legal fees of approximately $38,900, audit-related fees of approximately $10,100, and SEC related filing costs of approximately $2,200.  The increase in legal fees is due to the preparation and filing of our Form S-1, execution of stock option agreements for stock options granted on March 15, 2010 to Dr. Lynch and non-employee directors, and services rendered related to the resignation of Mr. Wujek and the appointment of Dr. Lynch.  The increase in audit-related fees is substantially due to the timing of the 2009 and 2008 year end audits and the corresponding billings. The increase in SEC filing costs is due to the filing of our Form S-1.

Other operating expenses

Other operating expenses include patent application fees, license related fees, travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

Other operating expenses increased $9,064 during the three months ended March 31, 2010 compared to the same period in 2009 substantially due to an increase in printing and mailing costs of approximately $8,100 for the distribution of our Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, whereby in January 2010, we informed our investors that certain of our stockholders, representing a majority of our issued and outstanding shares of common stock, voted to increase the number of authorized shares of common stock issuable from 300,000,000 to 2,000,000,000.

Other expense

A summary of our other expense for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,		Increase/	Percentage
	2010	2009	(Decrease)	Change

Other expense
Interest expense	$(18,048)	$(15,719)	$2,329	15%
Change in fair value of warrant liability	-	(155,161)	(155,161)	*
Loss on dissolution of foreign subsidiary	-	(523)	(523)	*
Total other expense	$(18,048)	$(171,403)	$(153,355)	(89)%

* Not meaningful

                Interest expense

Interest expense for the three months ended March 31, 2010 represents interest accrued of $17,763 on a $750,000 note payable (from January 1 through February 28, 2010) and $1,067,527 convertible note payable (from March 1 through March 31, 2010) to Mr. Harmel S. Rayat, at an annual rate of 8.5%, interest accrued of $270 on a $40,000 convertible note payable to a non-affiliated third party, and $15 for the accretion of the discount on the convertible notes payable. Please refer to “Note 11.  Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements.

Interest expense for the three months ended March 31, 2009 represents interest accrued on a $750,000 note payable to Mr. Rayat, at an annual rate of 8.5%.  Please refer to “Note 11.  Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements.

Change in fair value of warrant liability

On January 1, 2009, we adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  We determined that our Class A Warrants contained a Dilutive Issuance provision.  As a result, we reclassified 10,897,081 of our Class A Warrants to warrant liability, under long-term liabilities, resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $1,174,576.

Our Class A Warrants were considered derivative liabilities and were therefore required to be adjusted to fair value each quarter.  We valued our warrant liability using a Black-Scholes model.  Our stock price, remaining term of the Class A Warrants and the volatility of our stock all impacted the fair value of our Class A Warrants.

The adjustment recorded to adjust the Class A Warrants to fair value at March 31, 2009 resulted in a non-cash loss of $155,161 for the three months ended March 31, 2009.

On September 29, 2009, we consummated a securities exchange agreement (“Securities Exchange Agreement”) with the holders of our Class A Warrants whereby the holders and us agreed to exchange the holders’ remaining Class A Warrants, on the basis of one share for every ten (10) Class A Warrants for an aggregate of 1,089,705 shares of our common stock $0.00001 par value per share. The exchange of the Class A Warrants for common stock pursuant to the Securities Exchange Agreement resulted in an extinguishment of the warrant liability.

The fair value of our warrant liability at September 29, 2009, the effective date of the Securities Exchange Agreement, using a Black-Scholes model was $118,013, using the following assumptions:  dividend yield of 0%, expected volatility of 156.43%, risk-free interest rate of 0.41%, and expected term of 1.0 year.

The fair value of the 1,089,705 shares of common stock issued to settle the warrant liability was $65,382, based on the closing price of our common stock of $0.06 per share on September 29, 2009 as quoted on the Over the Counter Bulletin Board.  We recorded a gain on extinguishment of warrant liability of $52,631 on September 29, 2009 as a result of the excess of the Class A Warrant Liability over the fair value of the consideration provided the warrant holders, in the form of common stock.

As of March 31, 2010 no Class A Warrants were outstanding.

Loss on dissolution of foreign subsidiary

PhytoMedical Ltd. provided administrative services to our Canadian office. We ceased to conduct business in Canada, effective August 31, 2008 and closed this office. As a result, we dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.  We recorded a loss on our investment in PhytoMedical Ltd. equal to the accumulated other comprehensive income at the time of the dissolution.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $23,684,259 through March 31, 2010, do not have positive cash flows from operating activities, and had negative working capital of $84,397 as of March 31, 2010.  Additionally, we have expended a significant amount of cash in developing our technology.  We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At March 31, 2010, we had cash and cash equivalents of $44,035. We have financed our operations primarily from funds received pursuant to the 2007 Private Placement completed in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $71,256 for the three months ended March 31, 2010 compared to $131,797 for the same period in 2009.  The decrease of $60,541 in cash used in operating activities was substantially due to decreases in payments made for research and development of $11,875, professional fees of approximately $11,300, and wages and benefits of approximately $38,900.

Net cash provided by financing activities was $40,000 for the three months ended March 31, 2010 compared to $0 for the same period in 2009.  On March 2, 2010 we issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note.  Please refer to “Note 11.  Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements.

Related Party Transactions

Director fees

Non-employee Board members receive $750 per quarter for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  During both of the three month periods ended March 31, 2010 and 2009, we incurred $1,700 in non-employee director fees.  Additionally, during the three months ended March 31, 2010, we recognized $6,458 in stock compensation for stock options previously granted to directors and vesting over time.

Notes payable and convertible note payable

We had arranged with Mr. Harmel S. Rayat, our former Chief Financial Officer, Director, and majority shareholder, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, we terminated this loan agreement with Mr. Rayat.  At December 31, 2009, we had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bore interest at an annual rate of 8.5%.

On March 1, 2010, Mr. Rayat agreed to convert the then outstanding balance of the note payable ($750,000) and accrued and unpaid interest ($317,527) thereon to a fixed three (3) year term convertible note, totaling $1,067,527 (the “Rayat Convertible Note”).  The Rayat Convertible Note bears interest at the rate of 8.5 % per annum, which interest is accrued and payable on the maturity date of the Rayat Convertible Note.  As long as the Rayat Convertible Note remains outstanding and not fully paid, Mr. Rayat has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Rayat Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increases to 10% and is due on demand. We may, in our discretion, redeem the Rayat Convertible Note at any time prior to the maturity date of the Rayat Convertible Note.  Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of Mr. Rayat.

During the three months ended March 31, 2010, we recorded interest expense of $17,763 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  Please refer to “Note 11.  Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of March 31, 2010, we do not have any contractual obligations other than the Rayat Convertible Note of $1,067,527, a short term convertible note in the principal amount of $40,000, accrued interest of $7,728, and $188 related to the Shareholder Communications Agreement, as discussed above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In March of 2010 we issued two convertible promissory notes. One, having a one-year term, in the amount of $40,000 to a non-affiliated third party; and, one, having a three-year term in the amount of $1,067,527 to Mr. Harmel S. Rayat, in exchange for Mr. Rayat’s outstanding demand note in the amount of $750,000 plus accrued and unpaid interest thereon in the amount of $317,527.

Each of the convertible notes bear interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note, unless the holder of the convertible promissory note elects to convert all or any portion of the accrued and unpaid interest into shares of our common stock at the conversion price of $0.01 per share. The convertible promissory notes are convertible into shares of our common stock at a conversion price of $0.01 per share.

The offer and sale of the securities was made to a limited number of institutional and other accredited investors in reliance upon exemptions from the registration requirements pursuant to Section 4(2) under the Securities Act and Regulation D promulgated thereunder. There was no general solicitation or advertising with respect to the private placement and each of the purchasers provided written representations of an intent to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.            Description of Exhibit

3.1                          Amended and Restated Articles of Incorporation(1)

3.2                          By Laws(1)

10.1                        Sponsored Research Agreement with Iowa State University dated February 1, 2007(1)

10.2                        Exclusive license agreement with Iowa State University Research Foundation Inc. dated June 12, 2006(1)

10.3                        Agreement with Latitude Pharmaceuticals, Inc. dated July 6, 2009(1)

10.4                        Amendment dated October 23, 2009 to the Latitude Agreement(1)

10.5                        Redacted License Agreement dated September 1, 2008 with the Trustees of Dartmouth College(1)

10.6                        Sponsored Research Agreement dated May 25, 2007 with Dartmouth College(1)

10.7                        Technologies Research Agreement with Dartmouth College as amended(1)

10.8                        Employment Agreement with Greg Wujek dated April 6, 2006(1)

10.9                        Stock Option Agreement with Greg Wujek dated August 1, 2006(1)

10.10                      Employment Agreement with James F. Lynch dated March 15, 2010(1)

10.11                      Stock Option Agreement with James F. Lynch dated March 15, 2010(1)

10.12                      Convertible Promissory Note dated March 1, 2010 in the original principal amount of $1,067,527.40(1)

10.13                      Convertible Promissory Note dated March 2, 2010 in the original principal amount of $40,000(1)

10.14                      Amendment No. 1 dated April 22, 2010 to the March 1, 2010 Promissory Note in the original principal amount of $1,067,527.40(1)

10.15                      Amendment No. 1 dated April 12, 2010 to the March 2, 2010 Promissory Note in the original principal amount of $40,000(1)

10.16                      Stock Option Agreement between PhytoMedical Technologies and Raymond Krauss(1)

10.17                      Stock Option Agreement between PhytoMedical Technologies and Gary Branning(1)

10.18                      Stock Option Agreement between PhytoMedical Technologies and Greg Wujek(1)

10.19                      Employment Resignation Agreement between PhytoMedical Technologies, Inc. and Greg Wujek(1)

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

____________________

*Filed herewith.

(1) Incorporated by reference to the Company’s Form S-1/A as filed with the Commission on April 26, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

PhytoMedical Technologies, Inc. (Registrant)
May 24, 2010	By: /s/ James F. Lynch James F. Lynch President, Chief Executive Officer, Director