Form 10-Q
period 2010-06-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2010-08-13
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☒ No .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 12, 2010 there were 241,487,995 shares of common stock, par value $0.00001 outstanding.

PHYTOMEDICAL TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	June 30,	Decenber 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$269,727	$75,291
Prepaid expenses and other current assets	22,401	278
Total current assets	292,128	75,569

Intangible assets - license fees	15,000	15,000

Total assets	$307,128	$90,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$73,760	$19,112
Interest payable	1,118	307,223
Notes payable	-	750,000
Convertible note payable, net of unamortized discount of $39,801 and $0	199	-
Accrued payroll liabilities	40,277	-
Total current liabilities	115,354	1,076,335

Long term liabilities
Convertible note payable, net of unamortized discount of $1,067,518 and $0	9	-
Interest payable	30,081	-
Total long term liabilities	30,090	-

Total liabilities	145,444	1,076,335

Commitments and Contingencies

Stockholders' equity (deficit)
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock: $0.00001 par value; 2,000,000,000 authorized, 201,487,995 shares issued and outstanding at June 30, 2010 and December 31, 2009	2,015	2,015
Common stock issuable: 40,000,0000 shares at June 30, 2010	400	-
Additional paid-in capital	23,998,219	25,152,591
Accumulated deficit	(23,838,950)	(26,140,372)
Total stockholders' equity (deficit)	161,684	(985,766)

Total liabilities and stockholders' equity (deficit)	$307,128	$90,569

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-

Operating expense (income)
Director and management fees - related party	6,792	1,500	14,950	3,200
Investor relations and marketing	3,962	1,408	7,762	1,408
Wages and benefits	34,919	66,776	(2,566,368)	134,680
Research and development	3,800	14,416	3,800	32,739
Professional fees	57,293	28,323	160,330	73,330
Other operating expenses	24,262	1,648	36,392	4,715
Total operating expense (income)	131,028	114,071	(2,343,134)	250,072

Income (loss) from operations	(131,028)	(114,071)	2,343,134	(250,072)

Other expense (income)
Interest expense	(23,663)	(15,894)	(41,712)	(31,613)
Change in fair value of warrant liability	-	54,507	-	(100,654)
Loss on dissolution of foreign subsidiary	-	-	-	(523)
Total other expense (income)	(23,663)	38,613	(41,712)	(132,790)

Net income (loss)	$(154,691)	$(75,458)	$2,301,422	$(382,862)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$0.01	$(0.00)
Net income (loss) per share - diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding
Basic	219,949,533	200,398,290	210,769,763	200,398,290
Dilutive	219,949,533	200,398,290	322,345,245	200,398,290

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

						Accumulated
						Other			Total
	Common Stock		Common Stock Issuable		Additional	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) Income	Deficit	Income (Loss)	Equity (Deficit)

Balance, December 31, 2008	200,398,290	$ 2,004	-	$ -	$ 26,285,899	$ (523)	$ (26,621,157)	$ -	$ (333,777)

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(1,198,679)	-	1,174,576	-	(24,103)

Extinguishment of warrant liability	1,089,705	11	-	-	65,371	-	-	-	65,382

Comprehensive income (loss)
Loss on dissolution of foreign subsidiary	-	-	-	-	-	523	-	523	523

Net loss, year ended December 31, 2009	-	-	-	-	-	-	(693,791)	(693,791)	(693,791)
Total comprehensive loss								(693,268)

Balance, December 31, 2009	201,487,995	2,015	-	-	25,152,591	-	(26,140,372)		(985,766)

Stock based compensation expense	-	-	-	-	12,769	-	-	-	12,769

Reversal of stock based compensation due to forfeiture of stock options	-	-	-	-	(2,674,268)	-	-	-	(2,674,268)

Beneficial conversion feature on convertible notes payable	-	-	-	-	1,107,527	-	-	-	1,107,527

Issuance of common stock related to the 2010 Offering			40,000,000	400	399,600	-	-	-	400,000

Net income, six months ended June 30, 2010	-	-	-	-	-	-	2,301,422	2,301,422	2,301,422
Total comprehensive income								$ 2,301,422

Balance, June 30, 2010	201,487,995	$ 2,015	40,000,000	$ 400	$ 23,998,219	$ -	$ (23,838,950)		$ 161,684

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$2,301,422	$(382,862)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accreted discount on convertible debt	208	-
Change in fair value of warrant liability	-	100,654
Stock based compensation	12,769	-
Reversal of stock based compensation due to forfeiture of stock options	(2,674,268)	-
Loss on dissolution of foreign subsidiary	-	523
Changes in operating assets and liabilities:
Increase in deferred research and development costs	-	(23,960)
Increase in prepaid expenses and other current assets	(22,123)	(267)
Increase (decrease) in accounts payable	54,648	(14,970)
Increase in interest payable	41,503	31,613
Increase in accrued payroll liabilities	40,277	-
Net cash used in operating activities	(245,564)	(289,269)

Cash flows from financing activities
Proceeds from convertible note payable to stockholder	40,000	-
Allocated proceeds from issuance of common stock	289,856	-
Allocated proceeds from issuance of warrants attached to issuance of common stock	110,144	-
Net cash provided by financing activities	440,000	-

Increase (decrease) in cash and cash equivalents	194,436	(289,269)

Cash and cash equivalents at beginning of period	75,291	665,833
Cash and cash equivalents at end of period	$269,727	$376,564

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-
Notes payable and accrued interest converted to convertible note payable	$1,067,527	$-
Debt discount recorded for beneficial conversion feature	$1,107,527	$-
(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Since its incorporation, the Company focused its activities on the development of new technologies (in particular pharmaceutical technologies and products) and, where warranted, the acquisition of rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development.

Although the Company is currently focusing its efforts on the anti-cancer compound for glioblastoma, D11B, to which the Company currently has an exclusive license, pursuant to a license agreement between the Company and the Trustees of Dartmouth College (the “Dartmouth Trustees”) dated September 8, 2008 (the “Dartmouth License Agreement”), following the changes in June 2010, to the Company’s management and Board of Directors, the Company’s Board of Directors  is evaluating whether it is in the best interests of the Company’s shareholders  to continue to expend its capital resources on the development of the D11B compound or to explore other viable business ventures and opportunities. Until such time as the Board of Directors reaches its conclusion, the Company will continue its research and development efforts with respect to the D11B anti cancer compound.

Note 2.  Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $23,838,950 as of June 30, 2010 and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company has expended a significant amount of cash in developing its technology and expects to incur additional losses as it continues to develop its technologies.  To date, the Company’s cash flow requirements have primarily been met by proceeds of $400,000 received pursuant to the 2010 Offering (as defined in “Note 12. 2010 Offering” below) and net proceeds of $3,109,500 received pursuant to the 2007 Private Placement (as defined in “Note 14. Warrants” below) which was completed by the Company in September 2007. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, regardless of whether it continues to research and develop the D11B compound or elects to pursue other business opportunities, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

During the three months ended June 30, 2010 and 2009, the Company incurred $3,800 and $14,416 on research and development activities.  During the six months ended June 30, 2010 and 2009, the Company incurred $3,800 and $32,739 on research and development activities.

Fair Value

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.    The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 11.  Notes Payable and Convertible Notes Payable,” “Note 13. Stock Options,” and “Note 14. Warrants.”

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 13. Stock Options” and “Note 14. Warrants” for additional information on the Company’s stock-based compensation plans.

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

Recent Accounting Pronouncements Not Yet Adopted

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it expects that none of the new standards will have a significant impact on its consolidated financial statements.

Note 5.  Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

During the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2009, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive.  Excluded from the computation of diluted net loss per share for the three months ended June 30, 2010 because their effect would be anti-dilutive, are stock options and warrants to acquire 20,200,000 shares of common stock with a weighted-average exercise price of $0.03 per share. Excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2009 because their effect would be anti-dilutive, are stock options and warrants to acquire 12,897,081 shares of common stock with a weighted-average exercise price of $0.42 per share.

Excluded from the computation of diluted net income per share for the six months ended June 30, 2010 because their effect would be anti-dilutive, are stock options to acquire 200,000 shares of common stock with a weighted-average exercise price of $0.04 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$ (154,691)	$ (75,458)	$ 2,301,422	$ (382,862)

Denominator:
Weighted average number of common shares outstanding	219,949,533	200,398,290	210,769,763	200,398,290

Basic net income (loss) per share	$ (0.00)	$ (0.00)	$ 0.01	$ (0.00)

Dilutive Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$ (154,691)	$ (75,458)	$ 2,301,422	$ (382,862)
Add: convertible notes payable interest expense and accreted discount	-	-	31,407	-
Adjusted net income (loss)	$ (154,691)	$ (75,458)	$ 2,332,829	$ (382,862)

Denominator:
Weighted average number of common shares outstanding	219,949,533	200,398,290	210,769,763	200,398,290
Effect of dilutive securities:
Warrants	-	-	822,742	-
Assumed conversion of convertible notes payable	-	-	110,752,740	-
Total shares	219,949,533	200,398,290	322,345,245	200,398,290

Diluted net income (loss) per share	$ (0.00)	$ (0.00)	$ 0.01	$ (0.00)

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

As of June 30, 2010, we had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement, none of which is included in research and development expense for the three and six months ended June 30, 2010 and 2009. In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, we have reimbursed ISU $673 for other out-of-pocket costs, none of which is included in research and development expense for the either the three or six month periods ended June 30, 2010 and 2009.

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

As of June 30, 2010, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three and six months ended June 30, 2010 and 2009.

Note 8.  Dartmouth Sponsored Research Agreement

On May 25, 2007, the Company entered into a Sponsored Research Agreement with Dartmouth College (“Dartmouth”), in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. The Sponsored Research Agreement with Dartmouth was amended on October 1, 2008 extending it to September 30, 2009.  As of September 30, 2009, Dartmouth had concluded their research and development and provided the Company with a key anti-cancer compound for glioblastoma.  The Company has entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) to develop an intravenous (“IV”) formulation for its lead anti-cancer compound for glioblastoma (see “Note 10. Latitude Agreement”).  The Company is currently evaluating the advisability of continuing to independently pursue its research and development goals.

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

As of June 30, 2010, the Company has paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $5,053 for reimbursement of expenses.  Of the total $225,313 paid to Dartmouth, $3,800 is included in research and development expense for both of the three and six month periods ended June 30, 2010 and $13,003 and $24,753 is included in research and development expense for the three and six months ended June 30, 2009.

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

Note 10. Latitude Agreement

On July 6, 2009, the Company entered into a fee-for-services agreement with Latitude, which was amended on October 23, 2009  (the “Latitude Agreement”), to develop an IV formulation of the Company’s anti-cancer compound for glioblastoma, D11B, for use in ongoing and future testing to determine the compound’s efficacy and toxicology, and if warranted, future early stage human clinical trials. As of June 30, 2010, the Company has paid $45,377 pursuant to the terms of the Latitude Agreement, none of which is included in research and development expense for the three and six months ended June 30, 2010 and 2009.

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

Since the book value of the convertible promissory note ($40,000) divided by the number of shares to which the debt can be converted (4,000,000 shares of common stock) is $0.01 per share, which was less than the fair value of the stock at the time the debt was issued ($0.03 per share), there was a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the convertible promissory note, which reduced the book value of the convertible promissory note to not less than zero.  The Company amortizes the discount using the effective interest method over the one-year life of the convertible promissory note.

During the three and six months ended June 30, 2010, the Company recorded interest expense of $847 and $1,118 payable to the holder of the convertible promissory note.  During the three and six months ended June 30, 2010, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $186 and $199.  At June 30, 2010, the carrying value of the convertible promissory note was $199, net of unamortized discount of $39,801. Due to the unique nature of the terms of the convertible promissory note, it is not practicable to determine its fair value at June 30, 2010.

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

Since the book value of the convertible promissory note ($1,067,527) divided by the number of shares of common stock to which the debt can be converted (106,752,700) is $0.01 per share, which was less than the fair value of the stock at the time the debt was issued ($0.03 per share), there was a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the Rayat Convertible Note, which reduced the book value of the Rayat Convertible Note to not less than zero.  The Company amortizes the discount using the effective interest method over the three-year life of the Rayat Convertible Note.

During the three and six months ended June 30, 2010, the Company recorded interest expense of $22,623 and $40,386 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  During the three and six months ended June 30, 2010, the Company recorded interest expense related to the accretion of the discount on the Rayat Convertible Note of $7 and $9.  At June 30, 2010, the carrying value of the convertible promissory note was $9, net of unamortized discount of $1,067,518. Due to the unique nature of the terms of the Rayat Convertible Note, it is not practicable to determine its fair value at June 30, 2010.

Note 12.  2010 Offering

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

The 2010 Offering is a direct public offering by the Company without any involvement of underwriters or broker-dealers.  The 2010 Offering may continue until all of the Units registered have been sold or August 2, 2010 (unless extended for an additional 90 days in the sole discretion of the Company). The Company has elected to extend the offering for an additional 90 days.

During the three months ended June 30, 2010, the Company sold 40,000,000 Units for gross receipts of $400,000 pursuant to the terms of the 2010 Offering.  Accordingly, the Company issued 40,000,000 shares of its common stock and Series B Warrants to purchase up to 20,000,000 shares of common stock at an exercise price of $0.03 per share to the investors having subscribed for the 40,000,000 Units.

At the time of grant, the fair value of the Series B Warrants as calculated using the Black-Scholes model was $607,995 using the following assumptions:  dividend yield of 0%, expected volatility of 152.5%, risk-free interest rate of 0.8%, and expected term of two years.  The portion of the proceeds from the 2010 Offering allocated to the Series B Warrants was $110,144.

Note 13.  Stock Options

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

A summary of the Company’s stock option activity for the six months ended June 30, 2010 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at December 31, 2009	2,000,000	$ 0.52
Grants	4,800,000	0.04
Forfeitures	(6,600,000)	0.19
Outstanding at June 30, 2010	200,000	$ 0.04	0.2 years	$ -

Exercisable at June 30, 2010	200,000	$ 0.04	0.2 years	$ -

Available for grant at June 30, 2010	22,050,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its second quarter of its fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

Stock Option Forfeitures

On May 31, 2010, Mr. James Lynch tendered his resignation as a Director and as the President and Chief Executive Officer of the Company, effective May 31, 2010. The resignation constituted a termination of the employment agreement between Mr. Lynch and the Company dated March 15, 2010 (the “Lynch Employment Agreement”).  None of the 4,000,000 stock options previously granted to Mr. Lynch on March 15, 2010, pursuant to the Lynch Employment Agreement had vested and the options have been forfeited.  Accordingly, during the three and six months ended June 30, 2010, the Company recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Lynch’s stock options of $6,311, which is included in wages and benefits.

On June 1, 2010, Mr. Gary Branning tendered his resignation as a Director of the Company effective as of that date. None of the 200,000 stock options previously granted to Mr. Branning on March 15, 2010 had vested and the options have been forfeited.  Accordingly, during the three and six months ended June 30, 2010, the Company recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Branning’s stock options of $153, which is included in director and management fees – related party.

On June 17, 2010, Mr. Raymond Krauss tendered his resignation as a Director and as the Chief Financial Officer, Secretary and Treasurer of the Company effective as of that date. None of the 200,000 stock options previously granted to Mr. Krauss on March 15, 2010 had vested and the options have been forfeited.  Accordingly, during the three and six months ended June 30, 2010, the Company recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Krauss’ stock options of $153, which is included in director and management fees – related party.

On June 17, 2010, Mr. Greg Wujek tendered his resignation as a Director of the Company effective as of that date. Of the 400,000 stock options previously granted to Mr. Wujek on March 15, 2010, 200,000 had vested and may be exercised through September 19, 2010, which is 90 days from June 17, 2010.  The remaining 200,000 options granted to Mr. Wujek had not vested and have been forfeited.  Accordingly, during the three and six months ended June 30, 2010, the Company recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $152, which is included in director and management fees – related party.

On March 15, 2010, Mr. Greg Wujek tendered his resignation as the Company’s President and Chief Executive Officer effective as of that date. Simultaneously with his resignation as the Company’s President and Chief Executive Officer the employment agreement between the Company and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek were forfeited.  Accordingly, during the three and six months ended June 30, 2010, the Company recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $0 and $2,667,500, which is included in wages and benefits.

During the three months ended June 30, 2010 and 2009 no stock-based compensation expense was recorded.  During the six months ended June 30, 2010 and 2009, stock-based compensation expense of $12,769 and $0 was recognized for stock options previously granted and vesting over time.  Of the total $12,769 recorded during the six months ended June 30, 2010, $6,458 is included in director and management fees – related party and $6,311 is included in wages and benefits.  As of June 30, 2010, the Company did not have any unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.04	200,000	0.2	$0.04	200,000	0.2	$0.04

The Company does not repurchase shares to fulfill the requirements of stock options that are exercised. Further, the Company issues new shares when stock options are exercised.

Note 14.  Warrants

Series B Warrants

On May 4, 2010, the Company commenced its 2010 Offering (please refer to “Note 12. 2010 Offering”) of up to a maximum of 200,000,000 Units of its securities at a price of $0.01 per Unit.  Each Unit consists of:

•         one (1) share of the Company’s common stock, $0.00001 par value per share; and,

•         one-half of one Series B Warrant

Each full Series B Warrant entitles the holder to purchase one additional share of the Company’s common stock at an exercise price of $0.03 per share, expiring two (2) years from the date of issuance of the Series B Warrants.

During the three months ended June 30, 2010, the Company sold 40,000,000 Units for gross receipts of $400,000 pursuant to the terms of the 2010 Offering.  Accordingly, the Company issued 40,000,000 shares of its common stock and Series B Warrants to purchase up to 20,000,000 shares of common stock at an exercise price of $0.03 per share to the investors having subscribed for the 40,000,000 Units.

At the time of grant, the fair value of the Series B Warrants as calculated using the Black-Scholes model was $607,995 using the following assumptions:  dividend yield of 0%, expected volatility of 152.5%, risk-free interest rate of 0.8%, and expected term of two years. The portion of the proceeds from the 2010 Offering allocated to the Series B Warrants was $110,144.

Class A Warrants

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

As of June 30, 2010 no Class A Warrants were outstanding.

Note 15.  Related Party Transactions

Director and Management fees- related party

On May 31, 2010, Mr. James Lynch tendered his resignation as a Director and as the President and Chief Executive Officer of the Company effective as of that date.  On June 1, 2010, Mr. Gary Branning tendered his resignation as a Director of the Company effective as of that date.  On June 17, 2010, Mr. Raymond Krauss and Mr. Greg Wujek tendered their resignations as Directors of the Company effective as of that date.  The resignations of Messrs. Lynch, Branning, Krauss, and Wujek were not due to any disagreement between the Company and each of Messrs. Lynch, Branning, Krauss, and Wujek.

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Mr. Amit S. Dang and Mr. Jeet S. Sidhu to the Company’s Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between the Company and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed the Company’s President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as the Company’s Interim Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang receives a salary of $5,000 per month during the term of the Executive Services Agreement.  The Executive Services Agreement may be terminated at any time with or without cause by the Company. During the three months ended June 30, 2010, the Company incurred $5,000 pursuant to the Executive Services Agreement which is included in director and management fees – related party.

Non-employee Board members receive $750 per quarter for services rendered in the capacity of a Board member plus $100 per Board meeting attended.

During the three months ended June 30, 2010 and 2009, the Company incurred $2,250 and $1,500 in non-employee director fees. During the three months ended June 30, 2010, the Company also recorded a reversal of stock compensation of $458 for the forfeiture of stock options upon resignation by certain directors. Please refer to “Note 13.  Stock Options.”

During the six months ended June 30, 2010 and 2009, the Company incurred $3,950 and $3,200 in non-employee director fees.  Additionally, during the six months ended June 30, 2010, the Company recognized $6,000 in stock compensation (net of the reversal of stock compensation discussed in the preceding paragraph) for stock options previously granted to directors and vesting over time and $5,000 pursuant to the Executive Services Agreement.

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

During the three and six months ended June 30, 2010, the Company recorded interest expense of $22,623 and $40,386 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  Please refer to “Note 11.  Notes Payable and Convertible Notes Payable”.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing sponsored research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

Since our incorporation we have focused our activities on the development of new technologies (in particular pharmaceutical technologies and products) and, where warranted, acquisition of  rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development.

Although we are currently focusing our efforts on the anti-cancer compound for glioblastoma, D11B, to which the we have an exclusive license, pursuant to a license agreement between the Company and the Trustees of Dartmouth College (the “Dartmouth Trustees”) dated September 8, 2008 (the “Dartmouth License Agreement”), following the changes in June 2010, to our  management and Board of Directors, our Board of Directors  is evaluating whether it is in the best interests of our shareholders  to continue to expend our limited capital resources on the development of the D11B compound or to explore other viable business ventures and opportunities. Until such time as the Board of Directors reaches its conclusion, we will continue its research and development efforts with respect to the D11B anti-cancer compound.

We do not expect to generate any revenues for the foreseeable future and expect to continue incurring losses.

Because we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made in a Form 10-Q.

Cancer Research

Dartmouth Sponsored Research Agreement

Pursuant to our Sponsored Research Agreement with Dartmouth, which expired on September 30, 2009, we are currently, pending completion of the Board of Directors evaluations discussed above under the heading “Overview,”  continuing our research and development of a novel class of anti-cancer agents which have a ‘cytotoxic’ or  poisonous affinity for cancer cells, and are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell. Previous studies conducted by Dartmouth using a leukemia mouse cell line, have demonstrated that such binding (or intercalation) should stop the replication of the DNA, and, ultimately, lead to the death of the cancer cell.

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

As of June 30, 2010, we have paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $5,053 for reimbursement of expenses.  Of the total $225,313 paid to Dartmouth, $3,800 is included in research and development expense for both of the three and six month periods ended June 30, 2010 and $13,003 and $24,753 is included in research and development expense for the three and six months ended June 30, 2009.

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

As of June 30, 2010, we have paid $45,377 pursuant to the terms of the Latitude Agreement, none of which is included in research and development expense for the three and six months ended June 30, 2010 and 2009.

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

As of June 30, 2010, we had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement, none of which is included in research and development expense for the three and six months ended June 30, 2010 and 2009. In addition to contractual obligations pursuant to the ISU Sponsored Research Agreement, we have reimbursed ISU $673 for other out-of-pocket costs, none of which is included in research and development expense for the either the three or six month periods ended June 30, 2010 and 2009.

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

As of June 30, 2010, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the three and six months ended June 30, 2010 and 2009.

Results of Operations

A summary of our operating expense for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended
	June 30,		Increase/	Percentage
	2010	2009	(Decrease)	Change

Operating expense
Director and management fees - related party	$6,792	$1,500	$5,292	353%
Investor relations and marketing	3,962	1,408	2,554	181
Wages and benefits	34,919	66,776	(31,857)	(48)
Research and development	3,800	14,416	(10,616)	(74)
Professional fees	57,293	28,323	28,970	102
Other operating expenses	24,262	1,648	22,614	1,372
Total operating expense	$131,028	$114,071	$16,957	15%

	Six Months Ended
	June 30,		Increase/	Percentage
	2010	2009	(Decrease)	Change

Operating expense (income)
Director and management fees - related party	$14,950	$3,200	$11,750	367%
Investor relations and marketing	7,762	1,408	6,354	451
Wages and benefits	(2,566,368)	134,680	(2,701,048)	*
Research and development	3,800	32,739	(28,939)	(88)
Professional fees	160,330	73,330	87,000	119
Other operating expenses	36,392	4,715	31,677	672
Total operating expense (income)	$(2,343,134)	$250,072	$(2,593,206)	*	%

* Not meaningful

Director and management fees – related party

On May 31, 2010, Mr. James Lynch tendered his resignation as one of our Directors and as our President and Chief Executive Officer effective as of that date.  On June 1, 2010, Mr. Gary Branning tendered his resignation as one of our Directors effective as of that date.  On June 17, 2010, Mr. Raymond Krauss and Mr. Greg Wujek tendered their resignations as two of our Directors effective as of that date.  The resignations of Messrs. Lynch, Branning, Krauss, and Wujek were not due to any disagreement between us and each of Messrs. Lynch, Branning, Krauss, and Wujek.

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Mr. Amit S. Dang and Mr. Jeet S. Sidhu to our Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between us and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed our President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as our Interim Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang receives a salary of $5,000 per month during the term of the Executive Services Agreement.  During the three months ended June 30, 2010, we incurred $5,000 pursuant to the Executive Services Agreement which is included in director and management fees – related party.

Non-employee Board members receive $750 per quarter for services rendered in the capacity of a Board member plus $100 per Board meeting attended.

During the three months ended June 30, 2010 and 2009, we incurred $2,250 and $1,500 in non-employee director fees. During the three months ended June 30, 2010, we also recorded a reversal of stock compensation of $458 for the forfeiture of stock options upon resignation by certain directors. Please refer to “Note 13. Stock Options” in the notes to the consolidated financial statements.

During the six months ended June 30, 2010 and 2009, we incurred $3,950 and $3,200 in non-employee director fees.  Additionally, during the six months ended June 30, 2010, we recognized $6,000 in stock compensation (net of the reversal of stock compensation discussed in the preceding paragraph) for stock options previously granted to directors and vesting over time and $5,000 pursuant to the Executive Services Agreement.

Investor relations and marketing

Investor relations and marketing costs represent fees paid to publicize our company and our technology.

Effective April 15, 2009, we entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services. In accordance with the terms of the Shareholder Communications Agreement, we pay a third party consultant $375 per month.  The Shareholder Communications Agreement was renewed (with the same terms) for another one-year term, expiring April 15, 2011.

The increase in investor relations and marketing during the three months ended June 30, 2010 compared to the same period in 2009 is substantially due to $2,675 incurred for the press release announcing that we signed a letter of intent with a leading Chinese research organization to conduct IND-enabling studies on our anti-cancer compound for glioblastoma, D11B.

The increase in investor relations and marketing during the six months ended June 30, 2010 compared to the same period in 2009 is substantially due to $5,350 incurred for the press release described in the preceding paragraph and the announcement of the appointment of Dr. James Lynch as our President and Chief Executive Officer, effective March 15, 2010 (Dr. Lynch subsequently resigned as one of our Directors and from all executive officer positions, effective May 31, 2010).

Wages and benefits

During the three months ended June 30, 2010, we incurred $41,230 in wages and benefits expense for services rendered by Dr. Lynch and we recorded the reversal of stock compensation of $6,311 for the forfeiture of stock options when Dr. Lynch resigned as our President and from all executive officer positions, effective May 31, 2010. Please refer to “Note 13. Stock Options” in the notes to the consolidated financial statements.

During the six months ended June 30, 2010, we incurred $50,135 in wages and benefits expense for services rendered by Dr. Lynch and $50,997 in wages and benefits expense for services rendered by Mr. Greg Wujek, our former President, Chief Executive Officer, and Director.   Mr. Wujek resigned as our President and Chief Executive Officer, effective March 15, 2010 and as one of our directors, effective June 17, 2010. Simultaneously with his resignation as our President and Chief Executive Officer, the employment agreement between us and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek were forfeited upon his resignation and termination of employment.  Accordingly, during the six months ended June 30, 2010, the Company recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $2,667,500.  The six months ended June 30, 2010 also includes stock compensation of $6,311 for the amortization of the fair value of a stock option granted to Dr. Lynch to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share. The stock option granted to Dr. Lynch was forfeited upon him tendering his resignation and therefore we recorded a reversal of stock compensation of $6,311 during the same six month period ending June 30, 2010 for a net $0 impact to the consolidated financial statements during this period.

During the three and six months ended June 30, 2009, we incurred $66,776 and $134,680 in wages and benefits expense for services rendered by Mr. Greg Wujek.

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

Research and development expense for the three and six months ended June 30, 2010 consists of payments made to a third party for furthering the development of our D11B compound.

Research and development expense for the three and six months ended June 30, 2009, includes payments made pursuant to our Sponsored Research Agreement with Dartmouth and for reimbursement of related expenses as well as payments to other third party contractors.

Professional fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

During the three months ended June 30, 2010, we incurred professional fees of $57,293, an increase of $28,970, from $28,323 during the same period of the prior year.  The increase is substantially due to increases in legal fees of approximately $22,900 and SEC related filing costs of approximately $4,800.  The increase in legal fees is due to the preparation and filing of our Form S-1, fees incurred as a result of changes in the composition of our executive team and Board of Directors, and services performed in connection with the receipt of $400,000 pursuant to the 2010 Offering. The increase in SEC filing costs is due to the filing of our Form S-1 and related correspondence in addition to various Form 8-K’s.

During the six months ended June 30, 2010, we incurred professional fees of $160,330, an increase of $87,000, from $73,330 during the same period of the prior year.  The increase is substantially due to increases in legal fees of approximately $61,800, accounting related fees of approximately $15,800, and SEC The increase is substantially due to increases filing costs of approximately $7,000.  The increase in legal fees is due to the preparation and filing of our Form S-1, execution of stock option agreements for stock options granted on March 15, 2010 to Dr. Lynch and non-employee directors, fees incurred as a result of changes in the composition of our executive team and Board of Directors, and services performed in connection with the receipt of $400,000 pursuant to the 2010 Offering. The increase in accounting related fees is substantially due to the filing of our Form S-1 and the increase in corporate activity previously described. The increase in SEC filing costs is due to the filing of our Form S-1 and related correspondence in addition to various Form 8-K’s.

Other operating expenses

Other operating expenses include patent application fees, license related fees, travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

During the three months ended June 30, 2010, we incurred other operating expenses of $24,262, an increase of $22,614, from $1,648 during the same period of the prior year.  The increase is substantially due to increases in patent filing fees of approximately $3,700 and travel related expenses of approximately $13,500. Significant travel related expenses were incurred as a result of changes in the composition of our executive team and Board of Directors as well as the facilitation of the sale of Units pursuant to our 2010 Offering.

During the six months ended June 30, 2010, we incurred other operating expenses of $36,392, an increase of $31,677, from $4,715 during the same period of the prior year.  The increase is substantially due to increases in patent filing fees of approximately $4,300, travel related expenses of approximately $13,600, and printing and mailing costs of approximately $8,700 for the distribution of our Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, whereby in January 2010, we informed our investors that certain of our stockholders, representing a majority of our issued and outstanding shares of common stock, voted to increase the number of authorized shares of common stock issuable from 300,000,000 to 2,000,000,000.

Other expense

A summary of our other expense for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended
	June 30,		Increase/	Percentage
	2010	2009	(Decrease)	Change

Other (expense) income
Interest expense	$(23,663)	$(15,894)	$7,769	49%
Change in fair value of warrant liability	-	54,507	(54,507)	*
Total other (expense) income	$(23,663)	$38,613

* Not meaningful

	Six Months Ended
	June 30,		Increase/	Percentage
	2010	2009	(Decrease)	Change

Other expense
Interest expense	$(41,712)	$(31,613)	$10,099	32%
Change in fair value of warrant liability	-	(100,654)	(100,654)	*
Loss on dissolution of foreign subsidiary	-	(523)	(523)	*
Total other expense	$(41,712)	$(132,790)	$(91,078)	(69)%

* Not meaningful

                Interest expense

Interest expense for the three months ended June 30, 2010 represents interest accrued of $22,623 on the $1,067,527 convertible note payable to Mr. Harmel S. Rayat, at an annual rate of 8.5%, interest accrued of $847 on a $40,000 convertible note payable to a non-affiliated third party, and $193 for the accretion of the discount on the convertible notes payable. Please refer to “Note 11. Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements.

Interest expense for the six months ended June 30, 2010 represents interest accrued of $40,386 on the $750,000 note payable (from January 1 through February 28, 2010) and $1,067,527 convertible note payable (from March 1 through June 30, 2010) to Mr. Harmel S. Rayat, at an annual rate of 8.5%, interest accrued of $1,118 on a $40,000 convertible note payable to a non-affiliated third party, and $208 for the accretion of the discount on the convertible notes payable. Please refer to “Note 11.  Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements.

Interest expense for the three and six months ended June 30, 2009 represents interest accrued on the $750,000 note payable to Mr. Rayat, at an annual rate of 8.5%.  Please refer to “Note 11.  Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements.

Change in fair value of warrant liability

On January 1, 2009, we adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  We determined that our Class A Warrants contained a Dilutive Issuance provision.  As a result, we reclassified 10,897,081 of our Class A Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $1,174,576.

Our Class A Warrants were considered derivative liabilities and were therefore required to be adjusted to fair value each quarter.  We valued our warrant liability using a Black-Scholes model.  Our stock price, remaining term of the Class A Warrants and the volatility of our stock all impacted the fair value of our Class A Warrants.

The adjustment recorded to adjust the Class A Warrants to fair value at June 30, 2009 resulted in a non-cash gain of $54,507 for the three months ended June 30, 2009 and a non-cash loss of $100,654 for the six months ended June 30, 2009.

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

As of June 30, 2010 no Class A Warrants were outstanding.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $23,838,950 through June 30, 2010 and do not have positive cash flows from operating activities.  Additionally, we have expended a significant amount of cash in developing our technology.  We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate regardless of whether we continue to develop the D11B anti-cancer compound or engage in other business opportunities or ventures, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At June 30, 2010, we had cash and cash equivalents of $269,727. We have financed our operations primarily from $400,000 received pursuant to the 2010 Offering and the 2007 Private Placement completed in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $245,564 for the six months ended June 30, 2010 compared to $289,269 for the same period in 2009.  The decrease of $43,705 in cash used in operating activities was substantially due to decreases in payments made for research and development of approximately $29,000 and wages and benefits of approximately $47,000, offset by increases in professional fees of approximately $17,500, and director and management fees – related party of approximately $7,500.

Net cash provided by financing activities was $440,000 for the six months ended June 30, 2010 compared to $0 for the same period in 2009.  On May 19, 2010, we sold 40,000,000 Units pursuant to the 2010 Offering for gross receipts of $400,000. Please refer to “Note 12. 2010 Offering” in the notes to the consolidated financial statements.  Additionally, on March 2, 2010 we issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note.  Please refer to “Note 11.  Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements.

Related Party Transactions

Director and Management fees- related party

On May 31, 2010, Mr. James Lynch tendered his resignation as one of our Directors and as our President and Chief Executive Officer effective as of that date.  On June 1, 2010, Mr. Gary Branning tendered his resignation as one of our Directors effective as of that date.  On June 17, 2010, Mr. Raymond Krauss and Mr. Greg Wujek tendered their resignations as two of our Directors effective as of that date.  The resignations of Messrs. Lynch, Branning, Krauss, and Wujek were not due to any disagreement between us and each of Messrs. Lynch, Branning, Krauss, and Wujek.

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Mr. Amit S. Dang and Mr. Jeet S. Sidhu to our Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between us and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed our President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as our Interim Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang receives a salary of $5,000 per month during the term of the Executive Services Agreement.  The Executive Services Agreement may be terminated at any time with or without cause by us. During the three months ended June 30, 2010, we incurred $5,000 pursuant to the Executive Services Agreement which is included in director and management fees – related party.

Non-employee Board members receive $750 per quarter for services rendered in the capacity of a Board member plus $100 per Board meeting attended.

During the three months ended June 30, 2010 and 2009, we incurred $2,250 and $1,500 in non-employee director fees. During the three months ended June 30, 2010, we also recorded a reversal of stock compensation of $458 for the forfeiture of stock options upon resignation by certain directors. Please refer to “Note 13. Stock Options” in the notes to the consolidated financial statements.

During the six months ended June 30, 2010 and 2009, we incurred $3,950 and $3,200 in non-employee director fees.  Additionally, during the six months ended June 30, 2010, we recognized $6,000 in stock compensation (net of the reversal of stock compensation discussed in the preceding paragraph) for stock options previously granted to directors and vesting over time and $5,000 pursuant to the Executive Services Agreement.

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

During the three and six months ended June 30, 2010, we recorded interest expense of $22,623 and $40,386 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  Please refer to “Note 11.  Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of June 30, 2010, we do not have any contractual obligations other than the Rayat Convertible Note of $1,067,527, a short term convertible note in the principal amount of $40,000, accrued interest of $31,199, and $3,563 related to the Shareholder Communications Agreement, as discussed above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-Q.

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.   Exhibits.

Exhibit No.           Description of Exhibit

3.1                          Amended and Restated Articles of Incorporation(1)

3.2                          By Laws(1)

4.1                          Form of Subscription Agreement(1)

4.2                          Form of Series B Warrant(1)

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

10.10                      Employment Agreement with James F. Lynch dated March 15, 2010(1)

10.11                      Stock Option Agreement with James F. Lynch dated March 15, 2010(1)

10.12                      Convertible Promissory Note dated March 1, 2010 in the original principal amount of $1,067,527.40(1)

10.13                      Convertible Promissory Note dated March 2, 2010 in the original principal amount of $40,000(1)

10.14                      Amendment No. 1 dated April 12, 2010 to the March 1, 2010 Promissory Note in the original principal amount of $1,067,527.40(1)

10.15                      Amendment No. 1 dated April 12, 2010 to the March 2, 2010 Promissory Note in the original principal amount of $40,000(1)

10.16                      Stock Option Agreement between PhytoMedical Technologies and Raymond Krauss(1)

10.17                      Stock Option Agreement between PhytoMedical Technologies and Gary Branning(1)

10.18                      Stock Option Agreement between PhytoMedical Technologies and Greg Wujek(1)

10.19                      Employment Resignation Agreement between PhytoMedical Technologies, Inc. and Greg Wujek(1)

10.20                      Contract Interim Executive-Services Agreement dated June 3, 2010 between the Company and Amit S. Dang.*

31.1                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

____________________

*Filed herewith.

(1) Incorporated by reference to the Company’s Form S-1/A as filed with the Commission on April 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

PhytoMedical Technologies, Inc.
(Registrant)

Date: August 13, 2010	By:/s/ Amit S. Dang Amit S. Dang President, Chief Executive Officer, Chief Financial Officer, Director