Form 10-Q
period 2010-09-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2010-10-21
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On October 20, 2010 there were 241,487,995 shares of common stock, par value $0.00001 outstanding.

PHYTOMEDICAL TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

Table of Contents

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	September 30,	Decenber 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$151,074	$75,291
Note receivable	30,000	-
Prepaid expenses and other current assets	6,854	278
Total current assets	187,928	75,569

Intangible assets - license fees	-	15,000

Total assets	$187,928	$90,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$77,237	$19,112
Interest payable	1,975	307,223
Notes payable	-	750,000
Convertible note payable, net of unamortized discount of $37,173 and $0	2,827	-
Accrued payroll liabilities	30,277	-
Total current liabilities	112,316	1,076,335

Long term liabilities
Convertible note payable, net of unamortized discount of $1,067,496 and $0	31	-
Interest payable	52,952	-
Total long term liabilities	52,983	-

Total liabilities	165,299	1,076,335

Commitments and Contingencies

Stockholders' equity (deficit)
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock: $0.00001 par value; 2,000,000,000 authorized, 241,487,995 and 201,487,995 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,415	2,015
Additional paid-in capital	23,998,218	25,152,591
Accumulated deficit	(23,978,004)	(26,140,372)
Total stockholders' equity (deficit)	22,629	(985,766)

Total liabilities and stockholders' equity (deficit)	$187,928	$90,569

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-

Operating expense (income)
Director and management fees - related party	18,000	1,900	32,950	5,100
Investor relations and marketing	8,425	1,125	16,187	2,533
Wages and benefits	-	63,806	(2,566,368)	198,487
Research and development	4,964	60,110	8,764	92,849
Professional fees	66,662	34,643	226,992	107,974
Impairment of license fee	15,000	-	15,000	-
Other operating expenses	(125)	29,918	36,268	34,630
Total operating expense (income)	112,926	191,502	(2,230,207)	441,573

Income (loss) from operations	(112,926)	(191,502)	2,230,207	(441,573)

Other income (expense)
Interest expense	(26,379)	(16,068)	(68,090)	(47,682)
Interest income	251	-	251	-
Change in fair value of warrant liability	-	6,744	-	(93,910)
Gain on extinguishment of warrant liability	-	52,631	-	52,631
Loss on dissolution of foreign subsidiary	-	-	-	(523)
Total other income (expense)	(26,128)	43,307	(67,839)	(89,484)

Net income (loss)	$(139,054)	$(148,195)	$2,162,368	$(531,057)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$0.01	$(0.00)
Net income (loss) per share - diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding
Basic	241,487,995	200,410,135	221,121,695	200,402,282
Dilutive	241,487,995	200,410,135	334,443,763	200,402,282

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				Accumulated Other			Total
	Common Stock		Additional	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Income (Loss)	Equity (Deficit)

Balance, December 31, 2008	200,398,290	$ 2,004	$ 26,285,899	$ (523)	$ (26,621,157)	$ -	$ (333,777)

Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,198,679)	-	1,174,576	-	(24,103)

Extinguishment of warrant liability	1,089,705	11	65,371	-	-	-	65,382

Comprehensive income (loss)
Loss on dissolution of foreign subsidiary	-	-	-	523	-	523	523

Net loss, year ended December 31, 2009	-	-	-	-	(693,791)	(693,791)	(693,791)
Total comprehensive loss						(693,268)

Balance, December 31, 2009	201,487,995	2,015	25,152,591	-	(26,140,372)		(985,766)

Stock based compensation expense	-	-	12,768	-	-	-	12,768

Reversal of stock based compensation due to forfeiture of stock options	-	-	(2,674,268)	-	-	-	(2,674,268)

Beneficial conversion feature on convertible notes payable	-	-	1,107,527	-	-	-	1,107,527

Issuance of common stock related to the 2010 Offering	40,000,000	400	399,600	-	-	-	400,000

Net income, nine months ended September 30, 2010	-	-	-	-	2,162,368	2,162,368	2,162,368
Total comprehensive income						$ 2,162,368

Balance, September 30, 2010	241,487,995	$ 2,415	$ 23,998,218	$ -	$ (23,978,004)		$ 22,629

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$2,162,368	$(531,057)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accreted discount on convertible debt	2,858	-
Change in fair value of warrant liability	-	93,910
Gain on extinguishment of warrant liability	-	(52,631)
Impairment of license fee	15,000	-
Stock based compensation	12,768	-
Reversal of stock based compensation due to forfeiture of stock options	(2,674,268)	-
Loss on dissolution of foreign subsidiary	-	523
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(6,576)	1,585
Increase in accounts payable	58,125	5,137
Increase in interest payable	65,231	47,681
Increase in accrued payroll liabilities	30,277	-
Net cash used in operating activities	(334,217)	(434,852)

Cash flows from investing activities
Payment pursuant to the issuance of note receivable	(30,000)	-
Net cash used in investing activities	(30,000)	-

Cash flows from financing activities
Proceeds from convertible note payable to stockholder	40,000	-
Allocated proceeds from issuance of common stock	289,856	-
Allocated proceeds from issuance of warrants attached to issuance of common stock	110,144	-
Net cash provided by financing activities	440,000	-

Increase (decrease) in cash and cash equivalents	75,783	(434,852)

Cash and cash equivalents at beginning of period	75,291	665,833
Cash and cash equivalents at end of period	$151,074	$230,981

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-
Notes payable and accrued interest converted to convertible note payable	$1,067,527	$-
Debt discount recorded for beneficial conversion feature	$1,107,527	$-
Issuance of 1,089,705 shares of common stock to extinguish warrant liability of $118,013
during the nine months ended September 30, 2009	$-	$118,013

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Since its incorporation, the Company focused its efforts on the development of new technologies (in particular pharmaceutical technologies and products) and, where warranted, the acquisition of rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

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

On May 31, 2010 the Company’s President and Chief Executive Officer, James Lynch, resigned both as an officer and as a director, and Mr. Amit S. Dang was appointed in his place. On June 3, 2010, Mr. Jeet Sidhu was appointed to the Company’s Board of Directors.  In June 2010 Messrs. Gary Branning, Greg Wujek, and Raymond Krauss resigned as directors.  Mr. Krauss also resigned as the Company’s Chief Financial Officer, a position currently held by Mr. Dang.

Following the recent management changes which occurred in June 2010, the Company’s Board of Directors determined that it is in its shareholders best interest to refocus its business in activities in a manner which may more fully enhance shareholder value.   As a result, on August 25, 2010, the Company entered into a non-binding Memorandum of Intent (the “MOI”) with Standard Gold Corp., a Nevada corporation (“SGC”), relating to continuing discussions and the negotiation of a definitive agreement regarding its possible acquisition of all of the issued and outstanding shares of SGC (the “SGC Acquisition”). The MOI terminates if a definitive agreement is not entered into by December 31, 2010.  Pursuant to the MOI, the Company loaned SGC $30,000 (the “SGC Loan”) so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bears interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan are due and payable on December 31, 2010.

SGC is a natural resource exploration company engaged in the exploration of precious metals in the western United States on properties that may contain economic concentrations of mineralization.  As of the date of this report, none of SGC’s properties are known to contain any reserves. SGC’s strategy is to acquire properties that are prospective for mineral exploration and may have undergone some degree of mineral exploration and exploitation.  To date, SGC has acquired interests in gross acres of State Leases and Federal lode claims in the State of Nevada.

Upon consummation of the SGC Acquisition, the Company’s intention is to terminate the Dartmouth License Agreement and pursue the exploration and development of the mineral claims currently held by SGC.

Note 2.  Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $23,978,004 as of September 30, 2010 and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company has expended a significant amount of cash in developing its technology and expects to incur additional losses as it continues to develop its technologies.  To date, the Company’s cash flow requirements have primarily been met by proceeds of $400,000 received pursuant to the 2010 Offering (as that term is defined in “Note 13. 2010 Offering” below) and net proceeds of $3,109,500 received pursuant to the 2007 Private Placement (as that term is defined in “Note 15. Warrants” below) which was completed by the Company in September 2007. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, regardless of whether it continues to research and develop the D11B compound or elects to pursue other business opportunities, including the contemplated acquisition of SGC, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

During the three months ended September 30, 2010 and 2009, the Company incurred $4,964 and $60,110 on research and development activities.  During the nine months ended September 30, 2010 and 2009, the Company incurred $8,764 and $92,849 on research and development activities.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described below in “Note 12.  Notes Payable and Convertible Notes Payable” and “Note 15. Warrants.”

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 14. Stock Options” and “Note 15. Warrants” for additional information on the Company’s stock-based compensation plans.

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion.  The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

Note 5.  Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

During the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2009, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive.  Excluded from the computation of diluted net loss per share for the three months ended September 30, 2010 because their effect would be anti-dilutive, are stock options and warrants to acquire 20,200,000 shares of common stock with a weighted-average exercise price of $0.03 per share and convertible notes payable and accrued interest to acquire 113,872,608 shares of common stock with a conversion price of $0.01 per share.  See “Note 12. Notes Payable and Convertible Notes Payable” below. Excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2009 because their effect would be anti-dilutive, are stock options and warrants to acquire 12,897,081 shares of common stock with a weighted-average exercise price of $0.42 per share.

There are no securities outstanding at September 30, 2010 that are excluded from the computation of diluted net income per share for the nine months ended September 30, 2010.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$ (139,054)	$ (148,195)	$ 2,162,368	$ (531,057)

Denominator:
Weighted average number of common shares outstanding	241,487,995	200,410,135	221,121,695	200,402,282

Basic net income (loss) per share	$ (0.00)	$ (0.00)	$ 0.01	$ (0.00)

Dilutive Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$ (139,054)	$ (148,195)	$ 2,162,368	$ (531,057)
Add: convertible notes payable interest expense and accreted discount	-	-	57,785	-
Adjusted net income (loss)	$ (139,054)	$ (148,195)	$ 2,220,153	$ (531,057)

Denominator:
Weighted average number of common shares outstanding	241,487,995	200,410,135	221,121,695	200,402,282
Effect of dilutive securities:
Warrants	-	-	1,271,765	-
Assumed conversion of convertible notes payable	-	-	112,050,303	-
Total shares	241,487,995	200,410,135	334,443,763	200,402,282

Diluted net income (loss) per share	$ (0.00)	$ (0.00)	$ 0.01	$ (0.00)

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

As of September 30, 2010, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement and have reimbursed ISU $673 for other out-of-pocket costs, none of which is included in research and development expense for the either the three or nine month periods ended September 30, 2010 and 2009.

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

As of September 30, 2010, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per the agreement with ISURF, none of which is included in research and development expense for either the three or nine months ended September 30, 2010 and 2009.

Note 8.  Dartmouth Sponsored Research Agreement

On May 25, 2007, the Company entered into a Sponsored Research Agreement with Dartmouth College (“Dartmouth”), in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. The Sponsored Research Agreement with Dartmouth was amended on October 1, 2008 extending it to September 30, 2009.  As of September 30, 2009, Dartmouth had concluded their research and development and provided the Company with a key anti-cancer compound for glioblastoma.  The Company has entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) to develop an intravenous (“IV”) formulation for its lead anti-cancer compound for glioblastoma (see “Note 10. Latitude Agreement”).  The Company is currently evaluating the advisability of continuing to independently pursue its research and development goals. If the SGC acquisition is consummated, the Company intends to discontinue the research and development of D11B.

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

As of September 30, 2010, the Company has paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $10,017 for reimbursement of expenses.  Of the total $230,277 paid to Dartmouth, $4,964 and $8,764 is included in research and development expense for the three and nine month periods ended September 30, 2010 and $35,710 and $60,463 is included in research and development expense for the three and nine months ended September 30, 2009.

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

Upon consummation of the SGC acquisition the Company intends to terminate the Dartmouth License Agreement and pursue the exploration and development of the mineral claims currently held by SGC.  As a result of the potential termination of Dartmouth License Agreement, the Company recorded an impairment charge of $15,000 at September 30, 2010 to write-off the previously paid license fee.

Note 10. Latitude Agreement

On July 6, 2009, the Company entered into a fee-for-services agreement with Latitude, which was amended on October 23, 2009  (the “Latitude Agreement”), to develop an IV formulation of the Company’s anti-cancer compound for glioblastoma, D11B, for use in ongoing and future testing to determine the compound’s efficacy and toxicology, and if warranted, future early stage human clinical trials. As of September 30, 2010, the Company has paid $45,377 pursuant to the terms of the Latitude Agreement, none of which is included in research and development expense for the three and nine months ended September 30, 2010.  The Company recorded research and development expense of $23,400 during both of the three and nine months ended September 30, 2009 pursuant to the Latitude Agreement.

Note 11. Note Receivable

On August 25, 2010, the Company entered into the non-binding MOI with SGC, relating to the continuing discussions and the negotiation of a definitive agreement regarding its possible acquisition of all of the issued and outstanding shares of SGC.  Pursuant to the MOI, the Company funded the SGC Loan in the amount of $30,000 so that SGC could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bears interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan are due and payable on December 31, 2010.

Note 12.  Notes Payable and Convertible Notes Payable

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

During the three and nine months ended September 30, 2010, the Company recorded interest expense of $857 and $1,975 payable to the holder of the convertible promissory note.  During the three and nine months ended September 30, 2010, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $2,628 and $2,827.  At September 30, 2010, the carrying value of the convertible promissory note was $2,827, net of unamortized discount of $37,173. Due to the unique nature of the terms of the convertible promissory note, it is not practicable to determine its fair value at September 30, 2010.

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

During the three and nine months ended September 30, 2010, the Company recorded interest expense of $22,871 and $63,257 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  During the three and nine months ended September 30, 2010, the Company recorded interest expense related to the accretion of the discount on the Rayat Convertible Note of $22 and $31.  At September 30, 2010, the carrying value of the convertible promissory note was $31, net of unamortized discount of $1,067,496. Due to the unique nature of the terms of the Rayat Convertible Note, it is not practicable to determine its fair value at September 30, 2010.

Note 13.  2010 Offering

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

The 2010 Offering is a direct public offering by the Company without any involvement of underwriters or broker-dealers.  The 2010 Offering may continue until all of the Units registered have been sold or August 2, 2010 (unless extended for an additional 90 days in the sole discretion of the Company). The Company has elected to extend the offering to October 31, 2010.

In May 2010, the Company sold 40,000,000 Units for gross receipts of $400,000 pursuant to the terms of the 2010 Offering.  Accordingly, the Company issued 40,000,000 shares of its common stock and Series B Warrants to purchase up to 20,000,000 shares of common stock at an exercise price of $0.03 per share to the investors having subscribed for the 40,000,000 Units.

At the time of grant, the fair value of the Series B Warrants as calculated using the Black-Scholes model was $607,995 using the following assumptions:  dividend yield of 0%, expected volatility of 152.5%, risk-free interest rate of 0.8%, and expected term of two years.  The portion of the proceeds from the 2010 Offering allocated to the Series B Warrants was $110,144.

Note 14.  Stock Options

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2010 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at December 31, 2009	2,000,000	$ 0.52
Grants	4,800,000	0.04
Forfeitures	(6,600,000)	0.19
Expirations	(200,000)	0.04
Outstanding at September 30, 2010	-	$ -	-	$ -

Exercisable at September 30, 2010	-	$ -	-	$ -

Available for grant at September 30, 2010	22,250,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of its fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

Stock Option Expirations

On June 17, 2010, Mr. Greg Wujek tendered his resignation as a Director of the Company effective as of that date. Of the 400,000 stock options previously granted to Mr. Wujek on March 15, 2010, 200,000 had vested and were exercisable through September 19, 2010.  These stock options expired unexercised.

During the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2009, no stock-based compensation expense was recorded.  During the nine months ended September 30, 2010, stock-based compensation expense of $12,768 was recorded for stock options previously granted and vesting over time, offset by the reversal of stock-based compensation of $2,674,268 recorded for unvested stock options that were forfeited during the same time.  Of the net stock-based compensation income of $2,661,500 recorded during the nine months ended September 30, 2010, stock-based compensation expense of $6,000 is included in director and management fees – related party and stock-based compensation income of $2,667,500 is included in wages and benefits.  As of September 30, 2010, the Company did not have any unrecognized compensation cost related to unvested stock options and there were no stock options issued and outstanding.

The Company does not repurchase shares to fulfill the requirements of stock options that are exercised. Further, the Company issues new shares when stock options are exercised.

Note 15.  Warrants

Series B Warrants

On May 4, 2010, the Company commenced its 2010 Offering of up to a maximum of 200,000,000 Units of its securities at a price of $0.01 per Unit.  Please refer to “Note 13. 2010 Offering.”  Each Unit consists of:

•         one (1) share of the Company’s common stock, $0.00001 par value per share; and,

•         one-half of one Series B Warrant

Each full Series B Warrant entitles the holder to purchase one additional share of the Company’s common stock at an exercise price of $0.03 per share, expiring two (2) years from the date of issuance of the Series B Warrants.

In May 2010, the Company sold 40,000,000 Units for gross receipts of $400,000 pursuant to the terms of the 2010 Offering.  Accordingly, the Company issued 40,000,000 shares of its common stock and Series B Warrants to purchase up to 20,000,000 shares of common stock at an exercise price of $0.03 per share to the investors having subscribed for the 40,000,000 Units.

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

Class A Warrant Liability and Securities Exchange Agreement

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

As of September 30, 2010 no Class A Warrants were outstanding.

Note 16.  Related Party Transactions

Director and Management fees- related party

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Mr. Amit S. Dang and Mr. Jeet S. Sidhu to the Company’s Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between the Company and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed the Company’s President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as the Company’s Interim Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang receives compensation of $5,000 per month during the term of the Executive Services Agreement.  The Executive Services Agreement may be terminated at any time with or without cause by the Company. During the three and nine months ended September 30, 2010, the Company incurred $15,000 and $20,000 pursuant to the Executive Services Agreement which is included in director and management fees – related party.

Until May 31, 2010, non-employee Board members received $250 per month for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  The Board approved an increase, effective June 1, 2010, in non-employee Board fees to $750 per month.

During the three months ended September 30, 2010 and 2009, the Company incurred $3,000 and $1,900 in non-employee director fees.

During the nine months ended September 30, 2010 and 2009, the Company incurred $6,950 and $5,100 in non-employee director fees.  Additionally, during the nine months ended September 30, 2010, the Company recorded stock compensation of $6,000 (net of the reversal of stock compensation discussed in “Note 14. Stock Options”) for stock options previously granted to directors and vesting over time.

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

During the three and nine months ended September 30, 2010, the Company recorded interest expense of $22,871 and $63,257 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  Please refer to “Note 12.  Notes Payable and Convertible Notes Payable”.

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

PhytoMedical Ltd. was incorporated on April 11, 2007 in the Province of British Columbia, Canada for providing administrative services to our Canada office.  We ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, we dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.

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

On May 31, 2010, our then President and Chief Executive Officer, James Lynch, resigned both as an officer and as a director, and Mr. Amit S. Dang was appointed in his place. On June 3, 2010, Mr. Jeet Sidhu was appointed to our Board of Directors.  In June 2010 Messrs. Gary Branning, Greg Wujek, and Raymond Krauss resigned as directors.  Mr. Krauss also resigned as our Chief Financial Officer, a position currently held by Mr. Dang.

Following the recent management changes which occurred in June 2010, our Board of Directors determined that it is in our shareholders best interest to refocus our business in activities in a manner which may more fully enhance shareholder value.   As a result, on August 25, 2010, we entered into a non-binding Memorandum of Intent (the “MOI”) with Standard Gold Corp., a Nevada corporation (“SGC”), relating to continuing discussions and the negotiation of a definitive agreement regarding our possible acquisition of all of the issued and outstanding shares of SGC (the “SGC Acquisition”).  The MOI terminates if a definitive agreement is not entered into by December 31, 2010.  Pursuant to the MOI, we loaned SGC $30,000 (the “SGC Loan”) so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bears interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan are due and payable on December 31, 2010.

SGC is a natural resource exploration company engaged in the exploration of precious metals in the western United States on properties that may contain economic concentrations of mineralization.  As of the date of this report, none of SGC’s properties are known to contain any reserves. SGC’s strategy is to acquire properties that are prospective for mineral exploration and may have undergone some degree of mineral exploration and exploitation.  To date, SGC has acquired interests in gross acres of State Leases and Federal lode claims in the State of Nevada.

Upon consummation of the SGC Acquisition, our intention is to terminate the Dartmouth License Agreement and pursue the exploration and development of the mineral claims currently held by SGC.

We do not expect to generate any revenues for the foreseeable future and expect to continue to incur losses. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The following discussion and analysis of our financial condition and results of operations relates solely to our current operations and may not necessarily be applicable to our proposed resource exploration activities following consummation of the SGC Acquisition.

The D11B Compound and Our Current Cancer Research

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

As of September 30, 2009, the termination date of the Sponsored Research Agreement, Dartmouth concluded that its research and development activities, and provided us with, it believes, a key anti-cancer compound for glioblastoma, D11B. Based upon results of in vivo efficacy and toxicity tests, we have entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) to assist us in our development of an IV formulation of D11B, in order to conduct additional tests.

As of September 30, 2010, we have paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $10,017 for reimbursement of expenses.  Of the total $230,277 paid to Dartmouth, $4,964 and $8,764 is included in research and development expense for the three and nine month periods ended September 30, 2010 and $35,710 and $60,463 is included in research and development expense for the three and nine months ended September 30, 2009.

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

Upon consummation of the SGC acquisition we intend to terminate the Dartmouth License Agreement and pursue the exploration and development of the mineral claims currently held by SGC.  As a result of the potential termination of Dartmouth License Agreement, we recorded an impairment charge of $15,000 at September 30, 2010 to write-off the previously paid license fee.

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

As of September 30, 2010, we have paid $45,377 pursuant to the terms of the Latitude Agreement, none of which is included in research and development expense for the three and nine months ended September 30, 2010.  We recorded research and development expense of $23,400 during both of the three and nine months ended September 30, 2009 pursuant to the Latitude Agreement.

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

As of September 30, 2010, we have paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement and have reimbursed ISU $673 for other out-of-pocket costs, none of which is included in research and development expense for the either the three or nine month periods ended September 30, 2010 and 2009.

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

As of September 30, 2010, we have paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per the agreement with ISURF, none of which is included in research and development expense for either the three or nine months ended September 30, 2010 and 2009.

Results of Operations

A summary of our operating expense for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended
	September 30,		Increase/	Percentage
	2010	2009	(Decrease)	Change

Operating expense (income)
Director and management fees - related party	$18,000	$1,900	$16,100	847%
Investor relations and marketing	8,425	1,125	7,300	649
Wages and benefits	-	63,806	(63,806)	*
Research and development	4,964	60,110	(55,146)	(92)
Professional fees	66,662	34,643	32,019	92
Impairment of license fee	15,000	-	15,000	*
Other operating expenses	(125)	29,918	(30,043)	*
Total operating expense (income)	$112,926	$191,502	$(78,576)	(41)%

* Not meaningful

	Nine Months Ended
	September 30,		Increase/	Percentage
	2010	2009	(Decrease)	Change

Operating expense (income)
Director and management fees - related party	$32,950	$5,100	$27,850	546%
Investor relations and marketing	16,187	2,533	13,654	539
Wages and benefits	(2,566,368)	198,487	(2,764,855)	*
Research and development	8,764	92,849	(84,085)	(91)
Professional fees	226,992	107,974	119,018	110
Impairment of license fee	15,000	-	15,000	*
Other operating expenses	36,268	34,630	1,638	5
Total operating expense (income)	$(2,230,207)	$441,573	$(2,671,780)	*	%

* Not meaningful

Director and management fees – related party

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Mr. Amit S. Dang and Mr. Jeet S. Sidhu to our Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between us and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed our President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as our Interim Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang receives compensation of

$5,000 per month during the term of the Executive Services Agreement.  We may terminate the Executive Services Agreement at any time with or without cause. During the three and nine months ended September 30, 2010, we incurred $15,000 and $20,000, respectively, pursuant to the Executive Services Agreement.

Until May 31, 2010, non-employee Board members received $250 per month for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  The Board approved an increase, effective June 1, 2010, in non-employee Board fees to $750 per month.

During the three months ended September 30, 2010 and 2009, we incurred $3,000 and $1,900 in non-employee director fees.

During the nine months ended September 30, 2010 and 2009, we incurred $6,950 and $5,100 in non-employee director fees.  Additionally, during the nine months ended September 30, 2010, we recorded stock compensation of $6,000 (net of the reversal of stock compensation discussed in “Note 14. Stock Options” to the consolidated financial statements contained in this Form 10-Q) for stock options previously granted to directors and vesting over time.

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

The increase in investor relations and marketing during the three months ended September 30, 2010 compared to the same period in 2009 is substantially due to $5,500 paid for the publication of our financial statements and other corporate information in various financial periodicals and $1,800 incurred for the press release announcing that we are continuing negotiations for the acquisition of Standard Gold Corp.

The increase in investor relations and marketing during the nine months ended September 30, 2010 compared to the same period in 2009 is substantially due to $5,500 paid for the publication of our financial statements and other corporate information in various financial periodicals and $7,150 incurred for the press release described in the preceding paragraph and the announcement of the appointment of Dr. James Lynch as our President and Chief Executive Officer, effective March 15, 2010 (Dr. Lynch subsequently resigned as one of our Directors and from all executive officer positions, effective May 31, 2010).

Wages and benefits

We did not incur any wages and benefits expense during the three months ended September 30, 2010. Please refer to “Director and management fees – related party” above for amounts paid to Mr. Dang, our consultant President and Chief Executive Officer.

During the three months ended September 30, 2009, we incurred $63,806 in wages and benefits expense for services rendered by Mr. Greg Wujek, our former President, Chief Executive Officer, and one of our Directors.

During the nine months ended September 30, 2010, we incurred $50,135 in wages and benefits expense for services rendered by Dr. James Lynch and $50,997 in wages and benefits expense for services rendered by Mr. Wujek, both of whom served as our former President, Chief Executive Officer, and as each as one of our Directors.   Mr. Wujek resigned as our President and Chief Executive Officer, effective March 15, 2010 and as one of our directors, effective June 17, 2010. Simultaneously with his resignation as our President and Chief Executive Officer, the employment agreement between us and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek were forfeited upon his resignation and termination of employment.  Accordingly, during the nine months ended September 30, 2010, we recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $2,667,500.  The nine months ended September 30, 2010 also includes stock compensation of $6,311 for the amortization of the fair value of a stock option granted to Dr. Lynch to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share. The stock option granted to Dr. Lynch was forfeited upon him tendering his resignation, effective May 31, 2010, and therefore we recorded a reversal of stock compensation of $6,311 during the same nine month period ending September 30, 2010 for a net $0 impact to the consolidated financial statements during this period.

During the nine months ended September 30, 2009, we incurred $198,487 in wages and benefits expense for services rendered by Mr. Greg Wujek.

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

Research and development expense for the three and nine months ended September 30, 2010 consists of payments made to Dartmouth and a third party for furthering the development of our D11B compound.

Research and development expense for the three and nine months ended September 30, 2009, includes payments made pursuant to our Sponsored Research Agreement with Dartmouth, Latitude Agreement, reimbursement of related expenses, and payments to other third party contractors.

Professional fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

During the three months ended September 30, 2010, we incurred professional fees of $66,662, an increase of $32,019, from $34,643 during the same period of the prior year.  The increase is substantially due to an increase in legal fees of approximately $29,100 due to the preparation and filing of our Form S-1, fees incurred as a result of changes in the composition of our executive team and Board of Directors, and services performed in connection with the MOI between us and Standard Gold Corp.

During the nine months ended September 30, 2010, we incurred professional fees of $226,992, an increase of $119,018, from $107,974 during the same period of the prior year.  The increase is substantially due to increases in legal fees of approximately $90,900, accounting related fees of approximately $19,100, and SEC filing costs of approximately $7,300.  The increase in legal fees is due to the preparation and filing of our Form S-1, execution of stock option agreements for stock options granted on March 15, 2010 to Dr. Lynch and non-employee directors, fees incurred as a result of changes in the composition of our executive team and Board of Directors, and services performed in connection with the receipt of $400,000 pursuant to the 2010 Offering and the MOI between us and Standard Gold Corp. The increase in accounting related fees is substantially due to the filing of our Form S-1 and the increase in corporate activity previously described. The increase in SEC filing costs is due to the filing of our Form S-1 and related correspondence in addition to various Form 8-K’s.

Impairment of license fee

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

Upon consummation of the SGC acquisition we intend to terminate the Dartmouth License Agreement and pursue the exploration and development of the mineral claims currently held by SGC.  As a result of the potential termination of Dartmouth License Agreement, we recorded an impairment charge of $15,000 at September 30, 2010 to write-off the previously paid license fee. See “Dartmouth License Agreement” above.

Other operating expenses

Other operating expenses include patent application fees, license related fees, travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

During the three months ended September 30, 2010, we had other operating income of $125 due to the reversal of a $10,000 accrual recorded at June 30, 2010 for estimated travel and entertainment expense.  Actual travel and entertainment related expense was approximately $2,500, which was $7,500 less than management’s estimate.  We have deemed that this difference is immaterial to the consolidated financial statements taken as a whole.

Other operating expense for the three months ended September 30, 2009 was $29,918.  The decrease in other operating expense for the three months ended September 30, 2010 as compared to the same period in 2009 is partially due to the reversal of the accrual discussed in the preceding paragraph as well as decreases in patent filing fees of approximately $17,500 and a $10,000 license maintenance fee paid to Dartmouth in the prior year. Offsetting these decreases is an increase in rent of approximately $2,300 for additional office space leased by Mr. Dang in Detroit, MI.

During the nine months ended September 30, 2010, we incurred other operating expenses of $36,268, an increase of $1,638, from $34,630 during the same period of the prior year.  The increase is partially due to increases in travel related expenses of approximately $8,400, rent of approximately $2,600, printing and mailing costs of approximately $8,200 for the distribution of our Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, whereby in January 2010, we informed our investors that certain of our stockholders, representing a majority of our issued and outstanding shares of common stock, voted to increase the number of authorized shares of common stock issuable from 300,000,000 to 2,000,000,000, and approximately $4,500 paid for conferences, tradeshows and other administrative fees.  Offsetting these increases in other operating expenses are decreases in patent filing fees of approximately $13,100 and a $10,000 license maintenance fee paid to Dartmouth in the prior year.

Other income (expense)

A summary of our other income (expense) for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change

Other income (expense)
Interest expense	$(26,379)	$(16,068)	$(10,311)	64%
Interest income	251	-	251	*
Change in fair value of warrant liability	-	6,744	(6,744)	*
Gain on extinguishment of warrant liability	-	52,631	(52,631)	*
Total other income (expense)	$(26,128)	$43,307	(69,435)	*

* Not meaningful

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change

Other income (expense)
Interest expense	$(68,090)	$(47,682)	$(20,408)	43%
Interest income	251	-	251	*
Change in fair value of warrant liability	-	(93,910)	93,910	*
Gain on extinguishment of warrant liability	-	52,631	(52,631)	*
Loss on dissolution of foreign subsidiary	-	(523)	523	*
Total other income (expense)	$(67,839)	$(89,484)	$21,645	(24)%

* Not meaningful

Interest expense

Interest expense for the three months ended September 30, 2010 represents interest accrued of $22,871 on the $1,067,527 convertible note payable to Mr. Harmel S. Rayat, interest accrued of $857 on the $40,000 convertible note payable to a non-affiliated third party, and $2,651 for the accretion of the discount on the convertible notes payable.

Interest expense for the nine months ended September 30, 2010 represents interest accrued of $63,257 on the $750,000 note payable (from January 1 through February 28, 2010) and $1,067,527 convertible note payable (from March 1 through September 30, 2010) to Mr. Harmel S. Rayat, interest accrued of $1,975 on the $40,000 convertible note payable to a non-affiliated third party, and $2,858 for the accretion of the discount on the convertible notes payable.

Interest expense for the three and nine months ended September 30, 2009 represents interest accrued on the $750,000 note payable to Mr. Rayat, at an annual rate of 8.5%.

Please refer to “Note 12. Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements contained in this Form 10-Q for the terms of the note payable and convertible notes payable discussed in the preceding paragraphs.

Interest income

Interest income for the three and nine months ended September 30, 2010 represents interest earned on the SGC Loan. Please refer to “Overview” above for the terms of the SGC Loan.

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

Our Class A Warrants were considered derivative liabilities and were therefore required to be adjusted to fair value each quarter.  We valued our warrant liability using the Black-Scholes model.  Our stock price, remaining term of the Class A Warrants and the volatility of our stock all impact the fair value of our Class A Warrants.

On September 29, 2009, we consummated a securities exchange agreement (“Securities Exchange Agreement”) with the holders of our Class A Warrants whereby the holders and us agreed to exchange the holders’ remaining Class A Warrants, on the basis of one share for every ten (10) Class A Warrants for an aggregate of 1,089,705 shares of our common stock, $0.00001 par value per share. The exchange of the Class A Warrants for common stock pursuant to the Securities Exchange Agreement resulted in an extinguishment of the warrant liability.

The fair value of our warrant liability at September 29, 2009, the effective date of the Securities Exchange Agreement, using the Black-Scholes model was $118,013, using the following assumptions:  dividend yield of 0%, expected volatility of 156.43%, risk-free interest rate of 0.41%, and expected term of 1.0 year.  We recorded a non-cash gain related to the Class A Warrants of $6,744 for the three months ended September 30, 2009 and a non-cash loss of $93,910 for the nine months ended September 30, 2009.

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

As of September 30, 2010 no Class A Warrants were outstanding.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $23,978,004 through September 30, 2010 and do not have positive cash flows from operating activities.  Additionally, we have expended a significant amount of cash in developing our technology.  We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, regardless of whether we continue to research and develop the D11B compound or elect to pursue other business opportunities, including the contemplated acquisition of SGC, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At September 30, 2010, we had cash and cash equivalents of $151,074. We have financed our operations primarily from $400,000 received pursuant to the 2010 Offering and the 2007 Private Placement completed in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $334,217 for the nine months ended September 30, 2010 compared to $434,852 for the same period in 2009.  The decrease of $100,635 in cash used in operating activities was substantially due to decreases in payments made for research and development of approximately $100,000 and wages and benefits of approximately $97,500, offset by increases in professional fees of approximately $71,700, and director and management fees – related party of approximately $22,500.

Net cash used in investing activities was $30,000 for the nine months ended September 30, 2010 compared to $0 for the same period in 2009. On August 25, 2010, pursuant to a Memorandum of Intent with SGC, we loaned SGC $30,000 so that it could maintain its mineral claims, in good standing, pending on-going negotiations. The SGC Loan bears interest at an annual rate of 8.5%. Both the principal and the accrued interest on the SGC Loan are due and payable on December 31, 2010. Please refer to “Note 11. Note Receivable” in the notes to the consolidated financial statements contained in this Form 10-Q.

Net cash provided by financing activities was $440,000 for the nine months ended September 30, 2010 compared to $0 for the same period in 2009. On May 19, 2010, we sold 40,000,000 Units pursuant to the 2010 Offering for gross receipts of $400,000. Please refer to “Note 13. 2010 Offering” in the notes to the consolidated financial statements contained in this Form 10-Q. Additionally, on March 2, 2010 we issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party. The convertible note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note. Please refer to “Note 12. Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements contained in this Form 10-Q.

Related Party Transactions

Director and Management fees- related party

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Mr. Amit S. Dang and Mr. Jeet S. Sidhu to our Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between us and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed our President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as our Interim Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang receives compensation of $5,000 per month during the term of the Executive Services Agreement.  We may terminate the Executive Services Agreement at any time with or without cause. During the three and nine months ended September 30, 2010, we incurred $15,000 and $20,000 pursuant to the Executive Services Agreement which is included in director and management fees – related party.

Until May 31, 2010, non-employee Board members received $250 per month for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  The Board approved an increase, effective June 1, 2010, in non-employee Board fees to $750 per month.

During the three months ended September 30, 2010 and 2009, we incurred $3,000 and $1,900 in non-employee director fees.

During the nine months ended September 30, 2010 and 2009, we incurred $6,950 and $5,100 in non-employee director fees.  Additionally, during the nine months ended September 30, 2010, we recorded stock compensation of $6,000 (net of the reversal of stock compensation discussed in “Note 14. Stock Options” in the notes to the consolidated financial statements contained in this Form 10-Q) for stock options previously granted to directors and vesting over time.

Notes payable and convertible note payable

We had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, we terminated this loan agreement with Mr. Rayat. At December 31, 2009, we had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006 and bore interest at an annual rate of 8.5%.

On March 1, 2010, Mr. Rayat agreed to convert the then outstanding balance of the note payable ($750,000) and accrued and unpaid interest ($317,527) thereon to the Rayat Convertible Note.  The Rayat Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Rayat Convertible Note.  As long as the Rayat Convertible Note remains outstanding and not fully paid, Mr. Rayat has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Rayat Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of our common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increases to 10% and is due on demand. We may, in our discretion, redeem the Rayat Convertible Note at any time prior to the maturity date of the Rayat Convertible Note.  Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of Mr. Rayat.

During the three and nine months ended September 30, 2010, we recorded interest expense of $22,871 and $63,257 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  Please refer to “Note 12. Notes Payable and Convertible Notes Payable” in the consolidated notes to the financial statements contained in this Form 10-Q.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of September 30, 2010, we do not have any contractual obligations other than the Rayat Convertible Note of $1,067,527, a short term convertible note in the principal amount of $40,000, accrued interest of $54,927, $2,438 related to the Shareholder Communications Agreement, as discussed above, and $1,375 related to a three month lease agreement we have for office space in Detroit, MI.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-Q.

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

10.16                      Stock Option Agreement between PhytoMedical Technologies and Raymond Krauss(1)

10.17                      Stock Option Agreement between PhytoMedical Technologies and Gary Branning(1)

10.18                      Stock Option Agreement between PhytoMedical Technologies and Greg Wujek(1)

10.19                      Employment Resignation Agreement between PhytoMedical Technologies, Inc. and Greg Wujek(1)

10.20                      Contract Interim Executive-Services Agreement dated June 3, 2010 between the Company and Amit S. Dang. (2)

10.21                      Memorandum of Intent dated August 25, 2010, between the Company and Standard Gold Corp. *

10.22                      Bridge Loan Agreement and Promissory Note dated August 25, 2010, between the Company and Standard Gold Corp. *

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

(2) Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2010 as filed with the Commission on August 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

PhytoMedical Technologies, Inc.
(Registrant)

October 21, 2010	By: /s/ Amit S. Dang
Amit S. Dang
President, Chief Executive Officer,
Chief Financial Officer, Director