Form 10-K
period 2010-12-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2011-03-28
CIK 1002422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2010 as reported on the OTC Bulletin Board was $6,223,661.

As of March 21, 2011, there were 241,487,995 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

PHYTOMEDICAL TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended December 31, 2010 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Except where the context otherwise requires and for purposes of this 10-K only, “we,” “us,” “our,” “Company,” “our Company,” and “PhytoMedical” refer to PhytoMedical Technologies, Inc., a Nevada corporation, and its consolidated subsidiaries.

ITEM 1.  BUSINESS

Description of Business

We were incorporated in the State of Nevada on July 25, 2001. The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenol”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”).

PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities.

PolyPhenol was incorporated on August 24, 2004, in the State of Nevada and has no assets and liabilities.

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

Following the management changes which occurred in June 2010, our Board of Directors determined that it was in our shareholders best interest to refocus our business in activities in a manner which may more fully enhance shareholder value.   As a result, on August 25, 2010, we entered into a non-binding Memorandum of Intent (the “MOI”) with Standard Gold Corp., a Nevada corporation (“SGC”), relating to continuing discussions and the negotiation of a definitive agreement regarding our possible acquisition of all of the issued and outstanding shares of SGC.

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

Pursuant to the MOI, we loaned SGC $30,000 (the “SGC Loan”) so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

On October 22, 2010 we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with SGC and its shareholders, pursuant to which we would acquire all of the issued and outstanding shares of SGC in exchange for 607,539,940 shares of our common stock (the “SGC Acquisition”).  Consummation of the transactions contemplated by the Share Exchange Agreement were subject to the satisfaction of a number of conditions, including, but not limited to, our receipt of subscriptions for an aggregate of 150,000,000 Units that were previously being offered by us at $0.01 per unit.  If the conditions to closing were not satisfied by December 31, 2010 the Share Exchange Agreement would automatically terminate.

Each of the parties to the Share Exchange Agreement, no longer believing that the conditions to closing of the transactions contemplated by the Share Exchange Agreement in fact could be satisfied, entered into the Termination Agreement and Mutual Release (the “Termination Agreement”), dated as of December 24, 2010.  The Termination Agreement provides for the earlier termination of the Share Exchange Agreement and a release (except as otherwise provided) by SGC and its shareholders on the one hand, and us on the other hand, of any claims arising from or related to the Share Exchange Agreement and any agreements delivered pursuant thereto.

In anticipation that we would consummate the SGC Acquisition and pursue the exploration and development of the mineral claims held by SGC, we did not pay the $20,000 license maintenance fee that was due on September 1, 2010 to the Trustees of Dartmouth College (the “Dartmouth Trustees”). We had an exclusive license, granted pursuant to a license agreement dated September 1, 2008 (the “Dartmouth License Agreement”), between us and the Dartmouth Trustees, to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators. Pursuant to Section 5.01(e) of the Dartmouth License Agreement, a $20,000 license maintenance fee was due and payable to the Dartmouth Trustees on September 1, 2010. Pursuant to Section 9.02 of the Dartmouth License Agreement, the Dartmouth Trustees provided us notice that it has terminated the Dartmouth License Agreement for a breach under Section 5.01(e).

We had originally commenced our research and development activities relating to D11B, the anti-cancer compound licensed by us from Dartmouth College (“Dartmouth”), through a Sponsored Research Agreement (the “Sponsored Research Agreement”) with Dartmouth.  As of September 30, 2009, the termination date of the Sponsored Research Agreement, Dartmouth concluded its research and development activities, and provided us with, what it believes is, a key anti-cancer compound for glioblastoma, D11B. Based upon results of in vivo efficacy and toxicity tests, we had entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) to assist us in our development of an IV formulation of D11B, in order to conduct additional tests. Further development of the IV formulation for D11B was ceased in anticipation of the SGC Acquisition.

Because the transactions contemplated by the Share Exchange Agreement were not consummated, we are undertaking efforts to identify new commercial opportunities. We do not expect to generate any revenues for the foreseeable future and expect to continue to incur losses. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Research and Development

Research and development costs represent costs incurred to develop our technologies and were incurred pursuant to our former sponsored research agreements with Dartmouth and other third party providers. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Research and development expense for the years ended December 31, 2010 and 2009 were $8,764 and $113,826.

Employees

As of December 31, 2010, we did not have any employees.

ITEM 2.  PROPERTIES

Our corporate office is located at 100 Overlook Drive, 2nd Floor, Princeton, New Jersey, 08540.  Rent for this month-to-month operating lease is $119 per month plus tax and variable charges. Pursuant to the lease terms, we are provided with a bundle of services, including, but not limited to, reception, phone and mail service.

We also maintain an office at 2000 Town Center, Suite 1900, Southfield, Michigan, 48075. We have a three month lease, which began August 1, 2010 and automatically renews in three month intervals.  We may terminate this lease agreement by giving written notice to the landlord not less than two months prior to the expiration of the term of the lease. The rent for the office in Southfield, MI is $715 per month plus tax and variable charges. We share this office space with another company for whom Mr. Amit S. Dang, our Chief Executive Officer and Chief Financial Officer provides executive consulting services. As a result, we evenly share the total monthly rent cost with the aforementioned company.  Pursuant to the lease terms, we are provided with a bundle of services, including, but not limited to, reception, phone and mail service for one gross price.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “PYTO.”

The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as reported by the OTCBB.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter 2010 (January 1 – March 31, 2010)	$0.05	$0.02
Second Quarter 2010 (April 1 – June 30, 2010)	$0.05	$0.03
Third Quarter 2010 (July 1 – September 30, 2010)	$0.05	$0.01
Fourth Quarter 2010 (October 1 – December 31, 2010)	$0.03	$0.01

Fiscal Year Ended December 31, 2009
First Quarter 2009 (January 1 – March 31, 2009)	$0.14	$0.03
Second Quarter 2009 (April 1 – June 30, 2009)	$0.09	$0.04
Third Quarter 2009 (July 1 – September 30, 2009)	$0.08	$0.05
Fourth Quarter 2009 (October 1 – December 31, 2009)	$0.08	$0.02

As of March 14, 2011, there were approximately 298 stockholders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock and our board of directors presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Our Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences over the holders of the common stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans, as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	22,250,000	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	22,250,000

(1)	As of December 31, 2010, there are no stock options outstanding. This represents the number of stock options available for grant under our 2005 Stock Plan.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our consolidated results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-K.

The MD&A is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Background

We were incorporated in the State of Nevada on July 25, 2001.  The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), PolyPhenol Technologies Corporation (“PolyPhenol”) and PhytoMedical Technologies Ltd. (“PhytoMedical Ltd.”).

PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets and liabilities.

PolyPhenol was incorporated on August 24, 2004, in the State of Nevada and has no assets and liabilities.

PhytoMedical Ltd. was incorporated on April 11, 2007, in the Province of British Columbia, Canada for providing administrative services to our Canada office.  We ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, we dissolved PhytoMedical Ltd. and eliminated all intercompany balances, effective January 1, 2009.

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

Following the management changes which occurred in June 2010, our Board of Directors determined that it was in our shareholders best interest to refocus our business in activities in a manner which may more fully enhance shareholder value.   As a result, on August 25, 2010, we entered into a non-binding Memorandum of Intent (the “MOI”) with Standard Gold Corp., a Nevada corporation (“SGC”), relating to continuing discussions and the negotiation of a definitive agreement regarding our possible acquisition of all of the issued and outstanding shares of SGC.

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

Pursuant to the MOI, we loaned SGC $30,000 (the “SGC Loan”) so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

On October 22, 2010 we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with SGC and its shareholders, pursuant to which we would acquire all of the issued and outstanding shares of SGC in exchange for 607,539,940 shares of our common stock (the “SGC Acquisition”).  Consummation of the transactions contemplated by the Share Exchange Agreement were subject to the satisfaction of a number of conditions, including, but not limited to, our receipt of subscriptions for an aggregate of 150,000,000 Units being offered by us as at $0.01 per unit.  If the conditions to closing were not satisfied by December 31, 2010 the Share Exchange Agreement would automatically terminate.

Each of the parties to the Share Exchange Agreement, no longer believing that the conditions to closing of the transactions contemplated by the Share Exchange Agreement in fact could be satisfied, entered into a Termination Agreement and Mutual Release (the “Termination Agreement”), dated as of December 24, 2010.  The Termination Agreement provides for the earlier termination of the Share Exchange Agreement and a release (except as otherwise provided) by SGC and its shareholders on the one hand, and us on the other hand, of any claims arising from or related to the Share Exchange Agreement and any agreements delivered pursuant thereto.

In anticipation that we would consummate the SGC Acquisition and pursue the exploration and development of the mineral claims held by SGC, we did not pay the $20,000 license maintenance fee that was due on September 1, 2010 to the Trustees of Dartmouth College (the “Dartmouth Trustees”). We had an exclusive license, granted pursuant to a license agreement dated September 1, 2008 (the “Dartmouth License Agreement”), between us and the Dartmouth Trustees, to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators. Pursuant to Section 5.01(e) of the Dartmouth License Agreement, a $20,000 license maintenance fee was due and payable to the Dartmouth Trustees on September 1, 2010.  Pursuant to Section 9.02 of the Dartmouth License Agreement, the Dartmouth Trustees provided us notice that it has terminated the Dartmouth License Agreement for a breach under Section 5.01(e).

We had originally commenced our research and development activities relating to D11B, the anti-cancer compound licensed by us from Dartmouth College (“Dartmouth”), through a Sponsored Research Agreement (the “Sponsored Research Agreement”) with Dartmouth.  As of September 30, 2009, the termination date of the Sponsored Research Agreement, Dartmouth concluded its research and development activities, and provided us with, what it believes is, a key anti-cancer compound for glioblastoma, D11B. Based upon results of in vivo efficacy and toxicity tests, we had entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) to assist us in our development of an IV formulation of D11B, in order to conduct additional tests. Further development of the IV formulation for D11B was ceased in anticipation of the SGC Acquisition.

As of December 31, 2010, we have paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $10,017 for reimbursement of expenses.  Of the total $230,277 paid to Dartmouth, $8,764 is included in research and development expense for the year ended December 31, 2010 and $60,463 is included in research and development expense for the year ended December 31, 2009.

As a result of the termination of the Dartmouth License Agreement, we recorded an impairment charge of $15,000 during the year ended December 31, 2010 to write-off the previously paid license fee.

As of December 31, 2010, we have paid $45,377 pursuant to the terms of the fee-for-services agreement with Latitude, all of which is included in research and development expense for the year ended December 31, 2009.

Because the transactions contemplated by the Share Exchange Agreement were not consummated, we are undertaking efforts to identify new commercial opportunities. We do not expect to generate any revenues for the foreseeable future and expect to continue to incur losses. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Results of Operations

A summary of our operating expense (income) for the years ended December 31, 2010 and 2009 was as follows:

	Year Ended
	December 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expense (income)
Director and management fees - related party	$50,200	$6,800	$43,400	638%
Investor relations and marketing	17,664	3,658	14,006	383
Wages and benefits	(2,566,016)	263,052	(2,829,068)	*
Research and development	8,764	113,826	(105,062)	(92)
Professional fees	284,158	136,423	147,735	108
Impairment of license fee	15,000	-	15,000	*
Other operating expenses	67,422	64,480	2,942	5
Total operating expense (income)	$(2,122,808)	$588,239	$(2,711,047)	(461)%

* Not meaningful

Director and Management Fees – Related Party

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Mr. Amit S. Dang and Mr. Jeet S. Sidhu to our Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between us and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed our President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as our Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang receives compensation of $5,000 per month during the term of the Executive Services Agreement.  We may terminate the Executive Services Agreement at any time with or without cause. During the year ended December 31, 2010, we incurred $35,000 pursuant to the Executive Services Agreement.

Until May 31, 2010, non-employee Board members received $250 per month for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  The Board approved an increase, effective June 1, 2010, in non-employee Board fees to $750 per month.

During the years ended December 31, 2010 and 2009, we incurred $9,200 and $6,800, respectively, in non-employee director fees.  Additionally, during the year ended December 31, 2010, we recorded stock compensation of $6,000 (net of the reversal of stock compensation discussed in “Note 14. Stock Options” to the consolidated financial statements contained in this Form 10-K) for stock options previously granted to directors and vesting over time.

The increase in director fees of $2,400 for the year ended December 31, 2010 compared to 2009 is primarily due to the increase in the monthly fee paid to non-employee directors.

Investor Relations and Marketing

Marketing and investor relations costs represent fees paid to publicize our technology within the industry and investor community with the purpose of increasing company recognition.

We utilize various third parties to manage our investor relations and facilitate our marketing programs, to increase company recognition and branding, and to provide shareholder communications.

The increase in investor relations and marketing during the year ended December 31, 2010 compared to the prior year is substantially due to $5,500 paid for the publication of our financial statements and other corporate information in various financial periodicals and $7,150 incurred for the press release announcing that we were continuing negotiations for the acquisition of Standard Gold Corp. and the announcement of the appointment of Dr. James Lynch as our President and Chief Executive Officer, effective March 15, 2010.

Wages and Benefits

During the year ended December 31, 2010, we incurred $50,135 in wages and benefits expense for services rendered by Dr. Lynch and $50,997 in wages and benefits expense for services rendered by Mr. Wujek, both of whom served as our former President, Chief Executive Officer, and each as one of our Directors.   Mr. Wujek resigned as our President and Chief Executive Officer, effective March 15, 2010 and as one of our directors, effective June 17, 2010. Simultaneously with his resignation as our President and Chief Executive Officer, the employment agreement between us and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek, none of which had vested, were forfeited upon his resignation and termination of employment.  Accordingly, during the year ended December 31, 2010, we recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $2,667,500.  The year ended December 31, 2010 also includes stock compensation of $6,310 for the amortization of the fair value of a stock option granted to Dr. Lynch to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share. The stock option granted to Dr. Lynch was forfeited upon him tendering his resignation, effective May 31, 2010, and therefore we recorded a reversal of stock compensation of $6,310 during the same twelve month period ending December 31, 2010 for a net $0 impact to the consolidated financial statements during the year ended December 31, 2010.

Wages and benefits incurred during the year ended December 31, 2009 represents amounts incurred for services rendered by Mr. Wujek.

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

Research and development expense for the year ended December 31, 2010 consists of payments made pursuant to the Sponsored Research Agreement with Dartmouth and a third party for furthering the development of the D11B compound.

Research and development expense for the year ended December 31, 2009, consists of payments made pursuant to the Sponsored Research Agreement with Dartmouth, the fee-for-services agreement with Latitude, reimbursement of related expenses, and payments to other third party contractors.

Professional Fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

During the year ended December 31, 2010, we incurred professional fees of $284,158, an increase of $147,735, from $136,423 during the prior year.  The increase is substantially due to increases in legal fees of approximately $105,500, accounting related fees of approximately $25,500, and SEC filing costs of approximately $17,200.  The increase in legal fees is due to the preparation and filing of our Form S-1, execution of stock option agreements for stock options granted on March 15, 2010 to Dr. Lynch and non-employee directors, fees incurred as a result of changes in the composition of our executive team and Board of Directors, services performed in connection with the receipt of $400,000 in May 2010 pursuant to a private placement offering, and the MOI between us and Standard Gold Corp. The increase in accounting related fees is substantially due to the filing of our Form S-1 and the increase in corporate activity previously described. The increase in SEC filing costs is due to the filing of our Form S-1 and related correspondence in addition to various Form 8-Ks.

Impairment of License Fee

On September 1, 2008, we entered into the Dartmouth License Agreement pursuant to which we obtained the exclusive rights to develop, market, and distribute a novel class of synthesized compounds known as bis-intercalators.

Under the terms of the Dartmouth License Agreement, we were obligated to pay annual license maintenance fees to the Dartmouth Trustees, in addition to an upfront payment of $15,000 within 30 days of execution of the agreement, with such payment already having been made.

In anticipation that we would consummate the SGC Acquisition and pursue the exploration and development of the mineral claims held by SGC, we did not pay the $20,000 license maintenance fee that was due on September 1, 2010 pursuant to Section 5.01(e) of the Dartmouth License Agreement. As a result of the intended termination of the Dartmouth License Agreement, we recorded an impairment charge of $15,000 during the year ended December 31, 2010 to write-off the previously paid license fee. Pursuant to Section 9.02 of the Dartmouth License Agreement, the Dartmouth Trustees provided us notice that it has terminated the Dartmouth License Agreement for a breach under Section 5.01(e).

Other Operating Expenses

Other operating expenses include patent application fees, license related fees, travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

During the year ended December 31, 2010, we incurred other operating expenses of $67,422, an increase of $2,942, from $64,480 during the prior year.  The increase is partially due to increases in travel related expenses of approximately $6,900, rent of approximately $4,300, and printing and mailing costs of approximately $5,300 for the distribution of our Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, whereby in January 2010, we informed our investors that certain of our stockholders, representing a majority of our issued and outstanding shares of common stock, voted to increase the number of authorized shares of common stock issuable from 300,000,000 to 2,000,000,000. Offsetting these increases in other operating expenses are decreases in patent filing fees of approximately $14,900 and a $10,000 license maintenance fee paid to Dartmouth in the prior year.

Other Income (Expense)

A summary of our other income (expense) for the years ended December 31, 2010 and 2009 was as follows:

	December 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Other income (expense)
Interest expense	$(95,877)	$(63,750)	$(32,127)	50%
Interest income	780	-	780	*
Change in fair value of warrant liability	-	(93,910)	93,910	*
Gain on extinguishment of warrant liability	-	52,631	(52,631)	*
Loss on dissolution of foreign subsidiary	-	(523)	523	*
Total other income (expense)	$(95,097)	$(105,552)	$10,455	(10)%

* Not meaningful

Interest Expense

Interest expense for the year ended December 31, 2010 substantially represents interest accrued of $86,129 on the $750,000 note payable (from January 1 through February 28, 2010) and $1,067,527 convertible note payable (from March 1 through December 31, 2010) to Mr. Harmel S. Rayat, interest accrued of $2,832 on the $40,000 convertible note payable to a non-affiliated third party, and $6,885 for the accretion of the discount on the convertible notes payable.

Interest expense for the year ended December 31, 2009 represents interest accrued on the $750,000 note payable to Mr. Rayat, at an annual rate of 8.5%.

Please refer to “Convertible Note Payable – Current” and “Notes Payable and Convertible Note Payable – Long Term” below.

Interest Income

Interest income for the year ended December 31, 2010 represents interest earned on the SGC Loan. Please refer to “Background” above for the terms of the SGC Loan.

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

The fair value of our warrant liability at September 29, 2009, the effective date of the Securities Exchange Agreement, using the Black-Scholes model was $118,013, using the following assumptions:  dividend yield of 0%, expected volatility of 156.43%, risk-free interest rate of 0.41%, and expected term of 1.0 year.  We recorded a non-cash loss of $93,910 for the year ended December 31, 2009.

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

As of December 31, 2010 no Class A Warrants were outstanding.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $24,112,661 through December 31, 2010 and do not have positive cash flows from operating activities.  Additionally, we have expended a significant amount of cash in developing our technology.  We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At December 31, 2010, we had cash and cash equivalents of $44,551. We have financed our operations primarily from $400,000 received pursuant to the 2010 Offering (see “2010 Offering” below) and a private placement completed in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $440,740 for the year ended December 31, 2010 compared to $590,542 for the prior year.  The decrease of $149,802 in cash used in operating activities is substantially due to decreases in payments made for research and development of approximately $121,000 (see “Research and Development” above), wages and benefits of approximately $162,000 (see “Wages and Benefits” above), patent filing fees of approximately $14,900 and a $10,000 license maintenance fee paid to Dartmouth in the prior year (see “Other Operating Expenses” above). Offsetting these decreases are increases in the amounts paid for professional fees of approximately $105,000 (see “Professional Fees” above), director and management fees – related party of approximately $46,800 (see “Director and Management Fees – Related Party” above), investor relations and marketing of approximately $14,000 (see “Investor Relations and Marketing” above), and rent of approximately $4,300 (see “Other Operating Expenses” above).

Net cash used in investing activities was $30,000 for the year ended December 31, 2010 compared to $0 for the prior year.  On August 25, 2010, pursuant to the MOI with SGC, we loaned SGC $30,000 so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

Net cash provided by financing activities was $440,000 for the year ended December 31, 2010 compared to $0 for the prior year.  On May 19, 2010, we sold 40,000,000 Units pursuant to the 2010 Offering (see “2010 Offering” below) for gross receipts of $400,000. Additionally, on March 2, 2010 we issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note (see “Convertible Note Payable – Current” below.

2010 Offering

On May 4, 2010, our registration statement on Form S-1 (the “Registration Statement”) was declared effective by the United States Securities and Exchange Commission, and we commenced our self directed public offering (the “2010 Offering”) in accordance with the Prospectus dated May 4, 2010 and included in the Registration Statement, of up to a maximum of 200,000,000 units (the "Units") of our securities at a price of $0.01 per Unit.  Each Unit consists of:

•	one (1) share of our common stock, $0.00001 par value per share; and,
•	one-half of one Series B Warrant (collectively, the “Series B Warrants”).

Each full Series B Warrant entitles the holder to purchase one additional share of our common stock at an exercise price of $0.03 per share, expiring two (2) years from the date of issuance of the Series B Warrants.

The 2010 Offering was a direct public offering by us, without any involvement of underwriters or broker-dealers.  The 2010 Offering terminated on October 31, 2010

As of the termination date of the 2010 Offering, we sold 40,000,000 Units (all on May 19, 2010) for gross receipts of $400,000 pursuant to the terms of the 2010 Offering.  Accordingly, we issued 40,000,000 shares of our common stock and Series B Warrants to purchase up to 20,000,000 shares of common stock at an exercise price of $0.03 per share to the investors having subscribed for the 40,000,000 Units.

At the time of grant, the fair value of the Series B Warrants as calculated using the Black-Scholes model was $607,995 using the following assumptions:  dividend yield of 0%, expected volatility of 152.5%, risk-free interest rate of 0.8%, and expected term of two years.  The portion of the proceeds from the 2010 Offering allocated to the Series B Warrants was $110,144.

Convertible Note Payable – Current

On March 2, 2010 we issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note.  As long as the convertible promissory note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the convertible promissory note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of our common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increases to 10% and is due on demand. We may, in our discretion, redeem the convertible promissory note at any time prior to the maturity date of the convertible promissory note.  Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder.

Since the book value of the convertible promissory note ($40,000) divided by the number of shares to which the debt can be converted (4,000,000 shares of common stock) is $0.01 per share, which was less than the fair value of the stock at the time the debt was issued ($0.03 per share), there was a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the convertible promissory note, which reduced the book value of the convertible promissory note to not less than zero.  We amortize the discount using the effective interest method over the one-year life of the convertible promissory note.

During the year ended December 31, 2010, we recorded interest expense of $2,832 payable to the holder of the convertible promissory note.  During the year ended December 31, 2010, we recorded interest expense related to the accretion of the discount on the convertible promissory note of $6,839.  At December 31, 2010, the carrying value of the convertible promissory note was $6,839, net of unamortized discount of $33,161. At December 31, 2010, accrued interest related to the convertible promissory note was $2,832. Due to the unique nature of the terms of the convertible promissory note, it is not practicable to determine its fair value at December 31, 2010.

Notes Payable and Convertible Note Payable – Long Term

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

Since the book value of the Rayat Convertible Note ($1,067,527) divided by the number of shares of common stock to which the debt can be converted (106,752,700) is $0.01 per share, which was less than the fair value of the stock at the time the debt was issued ($0.03 per share), there was a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the Rayat Convertible Note, which reduced the book value of the Rayat Convertible Note to not less than zero.  We amortize the discount using the effective interest method over the three-year life of the Rayat Convertible Note.

During the years ended December 31, 2010 and 2009, we recorded interest expense of $86,129 and $63,750, respectively, payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  During the year ended December 31, 2010, we recorded interest expense related to the accretion of the discount on the Rayat Convertible Note of $46.  At December 31, 2010, the carrying value of the Rayat Convertible Note was $46, net of unamortized discount of $1,067,481. At December 31, 2010, accrued interest related to the Rayat Convertible Note was $75,824.  Due to the unique nature of the terms of the Rayat Convertible Note, it is not practicable to determine its fair value at December 31, 2010.

Accrued Payroll Liabilities

On March 15, 2010, Mr. Greg Wujek tendered his resignation as our President and Chief Executive Officer (“CEO”).  On June 17, 2010, Mr. Wujek tendered his resignation as one of our directors. As of his resignation date as our President and CEO, we owed Mr. Wujek $30,277 for salary and related payroll taxes earned, but not paid.  We intend to repay Mr. Wujek in full when we have the capital resources to do so. Mr. Wujek has not made any demands for payment.

Other Contractual Obligations

As of December 31, 2010, we have the following contractual obligations: the Rayat Convertible Note of $1,067,527, the short term convertible note in the principal amount of $40,000, accrued interest of $78,656, $30,277 for accrued payroll owed to Mr. Wujek, $1,313 owed to a third party for investor and shareholder relations services, and $358 related to the three month operating lease agreement we have for our office space in Southfield, Michigan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See “Note 3.  Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PhytoMedical Technologies, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of PhytoMedical Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhytoMedical Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not generated any revenues, has an accumulated deficit of $24,112,661 as of December 31, 2010, and does not have positive cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 28, 2011

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(Expressed in U.S. Dollars)

	December 31,	Decenber 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$44,551	$75,291
Note receivable	30,000	-
Prepaid expenses and other current assets	6,377	278
Total current assets	80,928	75,569

Intangible assets - license fees	-	15,000

Total assets	$80,928	$90,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$77,138	$19,112
Interest payable	2,832	307,223
Notes payable	-	750,000
Convertible note payable, net of unamortized discount of $33,161 and $0	6,839	-
Accrued payroll liabilities	30,277	-
Total current liabilities	117,086	1,076,335

Long term liabilities
Convertible note payable, net of unamortized discount of $1,067,481 and $0	46	-
Interest payable	75,824	-
Total long term liabilities	75,870	-

Total liabilities	192,956	1,076,335

Commitments and Contingencies

Stockholders' equity (deficit)
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock: $0.00001 par value; 2,000,000,000 authorized, 241,487,995 and 201,487,995 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,415	2,015
Additional paid-in capital	23,998,218	25,152,591
Accumulated deficit	(24,112,661)	(26,140,372)
Total stockholders' equity (deficit)	(112,028)	(985,766)

Total liabilities and stockholders' equity (deficit)	$80,928	$90,569

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Expressed in U.S. Dollars)

	Years Ended
	December 31,
	2010	2009

Revenue	$-	$-

Operating expense (income)
Director and management fees - related party	50,200	6,800
Investor relations and marketing	17,664	3,658
Wages and benefits, net of reversal of stock-based compensation of $2,674,268 in 2010	(2,566,016)	263,052
Research and development	8,764	113,826
Professional fees	284,158	136,423
Impairment of license fee	15,000	-
Other operating expenses	67,422	64,480
Total operating expense (income)	(2,122,808)	588,239

Income (loss) from operations	2,122,808	(588,239)

Other income (expense)
Interest expense	(95,877)	(63,750)
Interest income	780	-
Change in fair value of warrant liability	-	(93,910)
Gain on extinguishment of warrant liability	-	52,631
Loss on dissolution of foreign subsidiary	-	(523)
Total other income (expense)	(95,097)	(105,552)

Net income (loss)	$2,027,711	$(693,791)

Net income (loss) per share - basic	$0.01	$(0.00)
Net income (loss) per share - diluted	$0.01	$(0.00)

Weighted average number of common shares outstanding
Basic	226,255,118	200,675,941
Dilutive	340,308,031	200,675,941

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Expressed in U.S. Dollars)

				Accumulated Other			Total
	Common Stock		Additional	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Deficit	Income (Loss)	Equity (Deficit)

Balance, December 31, 2008	200,398,290	$2,004	$26,285,899	$(523)	$(26,621,157)	$-	$(333,777)

Cumulative adjustment upon adoption of ASC 815-40	-	-	(1,198,679)	-	1,174,576	-	(24,103)

Extinguishment of warrant liability	1,089,705	11	65,371	-	-	-	65,382

Comprehensive income (loss)
Loss on dissolution of foreign subsidiary	-	-	-	523	-	523	523

Net loss, year ended December 31, 2009	-	-	-	-	(693,791)	(693,791)	(693,791)
Total comprehensive loss						(693,268)

Balance, December 31, 2009	201,487,995	2,015	25,152,591	-	(26,140,372)		(985,766)

Stock based compensation expense	-	-	12,768	-	-	-	12,768

Reversal of stock based compensation due to forfeiture of stock options	-	-	(2,674,268)	-	-	-	(2,674,268)

Beneficial conversion feature on convertible notes payable	-	-	1,107,527	-	-	-	1,107,527

Issuance of common stock related to the 2010 Offering	40,000,000	400	399,600	-	-	-	400,000

Net income, year ended December 31, 2010	-	-	-	-	2,027,711	2,027,711	2,027,711
Total comprehensive income						$2,027,711

Balance, December 31, 2010	241,487,995	$2,415	$23,998,218	$-	$(24,112,661)		$(112,028)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Expressed in U.S. Dollars)

	Years Ended
	December 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$2,027,711	$(693,791)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accreted discount on convertible debt	6,885	-
Change in fair value of warrant liability	-	93,910
Gain on extinguishment of warrant liability	-	(52,631)
Impairment of license fee	15,000	-
Stock based compensation	12,768	-
Reversal of stock based compensation due to forfeiture of stock options	(2,674,268)	-
Loss on dissolution of foreign subsidiary	-	523
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(6,099)	1,982
Increase (decrease) in accounts payable	58,026	(4,285)
Increase in interest payable	88,960	63,750
Increase in accrued payroll liabilities	30,277	-
Net cash used in operating activities	(440,740)	(590,542)

Cash flows from investing activity
Payment pursuant to the issuance of note receivable	(30,000)	-
Net cash used in investing activity	(30,000)	-

Cash flows from financing activities
Proceeds from convertible note payable to stockholder	40,000	-
Allocated proceeds from issuance of common stock	289,856	-
Allocated proceeds from issuance of warrants attached to issuance of common stock	110,144	-
Net cash provided by financing activities	440,000	-

Decrease in cash and cash equivalents	(30,740)	(590,542)

Cash and cash equivalents at beginning of period	75,291	665,833
Cash and cash equivalents at end of period	$44,551	$75,291

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-
Notes payable and accrued interest converted to convertible note payable	$1,067,527	$-
Debt discount recorded for beneficial conversion feature	$1,107,527	$-
Issuance of 1,089,705 shares of common stock to extinguish warrant liability of $118,013during the year ended December 31, 2009	$-	$118,013

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
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

On May 31, 2010, the Company’s then President and Chief Executive Officer, James Lynch, resigned both as an officer and as a director, and Mr. Amit S. Dang was appointed in his place. On June 3, 2010, Mr. Jeet Sidhu was appointed to the Company’s Board of Directors.  In June 2010 Messrs. Gary Branning, Greg Wujek, and Raymond Krauss resigned as directors.  Mr. Krauss also resigned as the Company’s Chief Financial Officer, a position currently held by Mr. Dang.

Following the management changes which occurred in June 2010, the Company’s Board of Directors determined that it was in its shareholders best interest to refocus its business in activities in a manner which may more fully enhance shareholder value.   As a result, on August 25, 2010, the Company entered into a non-binding Memorandum of Intent (the “MOI”) with Standard Gold Corp., a Nevada corporation (“SGC”), relating to continuing discussions and the negotiation of a definitive agreement regarding its possible acquisition of all of the issued and outstanding shares of SGC.

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

Pursuant to the MOI, the Company loaned SGC $30,000 (the “SGC Loan”) so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

On October 22, 2010 the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with SGC and its shareholders, pursuant to which the Company would acquire all of the issued and outstanding shares of SGC in exchange for 607,539,940 shares of its common stock (the “SGC Acquisition”).  Consummation of the transactions contemplated by the Share Exchange Agreement were subject to the satisfaction of a number of conditions, including, but not limited to, the Company’s receipt of subscriptions for an aggregate of 150,000,000 Units that it was previously offering at $0.01 per unit.  If the conditions to closing were not satisfied by December 31, 2010 the Share Exchange Agreement would automatically terminate.

Each of the parties to the Share Exchange Agreement, no longer believing that the conditions to closing of the transactions contemplated by the Share Exchange Agreement in fact could be satisfied, entered into the Termination Agreement and Mutual Release (the “Termination Agreement”), dated as of December 24, 2010.  The Termination Agreement provides for the earlier termination of the Share Exchange Agreement and a release (except as otherwise provided) by SGC and its shareholders on the one hand, and the Company on the other hand, of any claims arising from or related to the Share Exchange Agreement and any agreements delivered pursuant thereto.

In anticipation that the Company would consummate the SGC Acquisition and pursue the exploration and development of the mineral claims held by SGC, it did not pay the $20,000 license maintenance fee that was due on September 1, 2010 to the Trustees of Dartmouth College (the “Dartmouth Trustees”). The Company had an exclusive license, granted pursuant to a license agreement dated September 1, 2008 (the “Dartmouth License Agreement”), between the Company and the Dartmouth Trustees, to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators. Pursuant to Section 5.01(e) of the Dartmouth License Agreement, a $20,000 license maintenance fee was due and payable to the Dartmouth Trustees on September 1, 2010. Pursuant to Section 9.02 of the Dartmouth License Agreement, the Dartmouth Trustees provided the Company notice that it has terminated the Dartmouth License Agreement for a breach under Section 5.01(e).

The Company had originally commenced its research and development activities relating to D11B, the anti-cancer compound licensed from Dartmouth College (“Dartmouth”), through a Sponsored Research Agreement (the “Sponsored Research Agreement”) with Dartmouth.  As of September 30, 2009, the termination date of the Sponsored Research Agreement, Dartmouth concluded its research and development activities, and provided the Company with, it believes, a key anti-cancer compound for glioblastoma, D11B. Based upon results of in vivo efficacy and toxicity tests, the Company had entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) to assist it with its development of an IV formulation of D11B, in order to conduct additional tests. Further development of the IV formulation for D11B was ceased in anticipation of the SGC Acquisition.

Because the transactions contemplated by the Share Exchange Agreement were not consummated, the Company is undertaking efforts to identify new commercial opportunities. The Company does not expect to generate any revenues for the foreseeable future and expects to continue to incur losses. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

Note 2.  Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $24,112,661 as of December 31, 2010 and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Accounting Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   Critical accounting policies for the Company include accounting for research and development costs, accounting for stock-based compensation, and valuation of equity instruments. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

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

During the years ended December 31, 2010 and 2009, the Company incurred $8,794 and $113,826 on research and development activities.

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

Fair Value of Financial Instruments

Due to the unique nature of the terms of the Convertible Note Payable and Rayat Convertible Note, it is not practicable to determine their fair value at December 31, 2010. Please refer to “Note 12.  Notes Payable and Convertible Notes Payable” below.

The carrying value of note receivable, interest payable, and accrued payroll liabilities approximate fair value because of the short-term nature of those instruments.

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

In anticipation that the Company would consummate the SGC Acquisition and pursue the exploration and development of the mineral claims held by SGC, it did not pay the $20,000 license maintenance fee that was due on September 1, 2010 pursuant to Section 5.01(e) of the Dartmouth License Agreement. Pursuant to Section 9.02 of the Dartmouth License Agreement, the Dartmouth Trustees provided the Company notice that it has terminated the Dartmouth License Agreement for a breach under Section 5.01(e).  As a result of the Company’s intention to terminate the Dartmouth License Agreement, it recorded an impairment charge of $15,000 at September 30, 2010 to write-off the previously paid license fee.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.  See “Note 17. Income Taxes” for further discussion.

Segment Reporting

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Net Income (Loss) Per Share

The computation of basic net income (loss) per share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net income (loss) per share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 4. Net Income (Loss) Per Share” for further discussion.

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

Note 4.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

There are no securities outstanding at December 31, 2010 that are excluded from the computation of diluted net income per share for the year ended December 31, 2010.

During the year ended December 31, 2009, the Company recorded a net loss.  Excluded from the computation of diluted net loss per share for the year ended December 31, 2009, because their effect would be anti-dilutive are stock options and warrants to acquire 2,000,000 shares of common stock with a weighted-average exercise price of $0.52 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the years ended December 31, 2010 and 2009:

	Years Ended
	December 31,
	2010	2009

Basic Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$2,027,711	$(693,791)

Denominator:
Weighted average number of common shares outstanding	226,255,118	200,675,941

Basic net income (loss) per share	$0.01	$(0.00)

Dilutive Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$2,027,711	$(693,791)
Add: convertible notes payable interest expense and accreted discount	85,541	-
Adjusted net income (loss)	2,113,252	(693,791)

Denominator:
Weighted average number of common shares outstanding	226,255,118	200,675,941
Effect of dilutive securities:
Warrants	953,824	-
Assumed conversion of convertible notes payable	113,099,089	-
Total shares	340,308,031	200,675,941

Diluted net income (loss) per share	$0.01	$(0.00)

Note 5.  Iowa State University Sponsored Research Agreement

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

As of December 31, 2010, the Company had paid a total of $114,972 pursuant to the terms of the ISU Sponsored Research Agreement and have reimbursed ISU $673 for other out-of-pocket costs, none of which is included in research and development expense for the years ended December 31, 2010 and 2009.

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

As of December 31, 2010, the Company had paid a total of $20,000 to ISURF for the license fee and $31,223 for reimbursement of patent costs and research expenses as per agreement with ISURF, none of which is included in research and development expense for the years ended December 31, 2010 and 2009.

Note 7.  Dartmouth Sponsored Research Agreement

On May 25, 2007, the Company entered into a Sponsored Research Agreement with Dartmouth College (“Dartmouth”), in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. The Sponsored Research Agreement with Dartmouth was amended on October 1, 2008 extending it to September 30, 2009.  As of September 30, 2009, Dartmouth had concluded their research and development and provided the Company with a key anti-cancer compound for glioblastoma.  The Company entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) to develop an intravenous (“IV”) formulation for its lead anti-cancer compound for glioblastoma (see “Note 9. Latitude Agreement”).  Further development of the IV formulation for D11B was ceased in anticipation of the SGC Acquisition.

As of December 31, 2010, the Company has paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $10,017 for reimbursement of expenses. Of the total $230,277 paid to Dartmouth, $8,764 and $60,463 is included in research and development expense for the years ended December 31, 2010 and 2009.

Note 8.  Dartmouth License Agreement

On September 1, 2008, the Company entered into the Dartmouth License Agreement pursuant to which the Company obtained the rights to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators.  These anti-cancer agents, which have a ‘cytotoxic’ or poisonous affinity for cancer cells, are designed to bind tightly to cancer cell DNA (deoxyribonucleic acid), the blueprint of life for the cancer cell.

Under the terms of the Dartmouth License Agreement, the Company was obligated to pay annual license maintenance fees to the Dartmouth Trustees, in addition to an upfront payment of $15,000 within 30 days of execution of the agreement, with such payment already having been made.  Additionally, the Company is required to make milestone payments to the Dartmouth Trustees if, and only when, specific clinical and regulatory approval milestones are achieved.

Throughout the duration of the Dartmouth License Agreement, the Company was obligated to make royalty payments to the Dartmouth Trustees based on the net sales of products derived from the Dartmouth License Agreement, if any.  The Company was also obligated to reimburse the Dartmouth Trustees all costs incurred for filing, prosecuting and maintaining any licensed patents related to the Dartmouth License Agreement, throughout the duration of the agreement. The Company was required to undertake the development, regulatory approval, and commercialization, of products derived from the Dartmouth License Agreement, if any, and pursue collaborative commercial partnerships, if viable.

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

In anticipation that the Company would consummate the SGC Acquisition and pursue the exploration and development of the mineral claims held by SGC, it did not pay the $20,000 license maintenance fee that was due on September 1, 2010 pursuant to Section 5.01(e) of the Dartmouth License Agreement. Pursuant to Section 9.02 of the Dartmouth License Agreement, the Dartmouth Trustees provided the Company notice that it has terminated the Dartmouth License Agreement for a breach under Section 5.01(e).  As a result of the Company’s intention to terminate the Dartmouth License Agreement, it recorded an impairment charge of $15,000 at September 30, 2010 to write-off the previously paid license fee.

Note 9. Latitude Agreement

On July 6, 2009, the Company entered into a fee-for-services agreement with Latitude, which was amended on October 23, 2009  (the “Latitude Agreement”), to develop an IV formulation of the Company’s anti-cancer compound for glioblastoma, D11B, for use in ongoing and future testing to determine the compound’s efficacy and toxicology, and if warranted, future early stage human clinical trials. As of December 31, 2010, the Company has paid $45,377 pursuant to the terms of the Latitude Agreement, all of which is included in research and development expense for the year ended December 31, 2009.

Note 10. Note Receivable

On August 25, 2010, the Company entered into the non-binding MOI with SGC, relating to the continuing discussions and the negotiation of a definitive agreement regarding its possible acquisition of all of the issued and outstanding shares of SGC.  Pursuant to the MOI, the Company funded the SGC Loan in the amount of $30,000 so that SGC could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  During the year ended December 31, 2010, the Company recorded interest income of $780 related to the SGC Loan. Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

Note 11.  Accrued Payroll Liabilities

On March 15, 2010, Mr. Greg Wujek tendered his resignation as the Company’s President and Chief Executive Officer (“CEO”).  On June 17, 2010, Mr. Wujek tendered his resignation as one of our directors. As of his resignation date as our President and CEO, the Company owed Mr. Wujek $30,277 for salary and related payroll taxes earned, but not paid.  We intend to repay Mr. Wujek in full when we have the capital resources to do so. Mr. Wujek has not made any demand for payment.

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

During the year ended December 31, 2010, the Company recorded interest expense of $2,832 payable to the holder of the convertible promissory note.  During the year ended December 31, 2010, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $6,839.  At December 31, 2010, the carrying value of the convertible promissory note was $6,839, net of unamortized discount of $33,161. At December 31, 2010, accrued interest related to the convertible promissory note was $2,832.

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

Since the book value of the Rayat Convertible Note ($1,067,527) divided by the number of shares of common stock to which the debt can be converted (106,752,700) is $0.01 per share, which was less than the fair value of the stock at the time the debt was issued ($0.03 per share), there was a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the Rayat Convertible Note, which reduced the book value of the Rayat Convertible Note to not less than zero.  The Company amortizes the discount using the effective interest method over the three-year life of the Rayat Convertible Note.

During the years ended December 31, 2010 and 2009, the Company recorded interest expense of $86,129 and $63,750, respectively, payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  During the year ended December 31, 2010, the Company recorded interest expense related to the accretion of the discount on the Rayat Convertible Note of $46.  At December 31, 2010, the carrying value of the Rayat Convertible Note was $46, net of unamortized discount of $1,067,481. At December 31, 2010, accrued interest related to the Rayat Convertible Note was $75,824.

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

The 2010 Offering was a direct public offering by the Company, without any involvement of underwriters or broker-dealers.  The 2010 Offering terminated on October 31, 2010

As of the termination date of the 2010 Offering, the Company sold 40,000,000 Units (all on May 19, 2010) for gross receipts of $400,000 pursuant to the terms of the 2010 Offering.  Accordingly, the Company issued 40,000,000 shares of its common stock and Series B Warrants to purchase up to 20,000,000 shares of common stock at an exercise price of $0.03 per share to the investors having subscribed for the 40,000,000 Units.

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

A summary of the Company’s stock option activity for the years ended December 31, 2010 and 2009 and related information follows:

			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at December 31, 2009	2,000,000	$0.52
Grants	4,800,000	0.04
Forfeitures	(6,600,000)	0.19
Expirations	(200,000)	0.04
Outstanding at December 31, 2010	-	$-	-	$-

Exercisable at December 31, 2010	-	$-	-	$-

Available for grant at December 31, 2010	22,250,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fourth quarter of its fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

Stock Option Grants, Forfeitures, and Expirations

On May 31, 2010, Dr. James Lynch tendered his resignation as a Director and as the President and Chief Executive Officer of the Company, effective May 31, 2010. The resignation constituted a termination of the employment agreement between Dr. Lynch and the Company dated March 15, 2010 (the “Lynch Employment Agreement”).  None of the 4,000,000 stock options previously granted to Dr. Lynch on March 15, 2010, pursuant to the Lynch Employment Agreement had vested and the options have been forfeited.  Accordingly, during the year ended December 31, 2010, the Company recorded stock compensation of $6,310 for the amortization of the fair value of the stock option granted to Dr. Lynch and a reversal of stock compensation expense of $6,310 for the same stock option for a net $0 impact to the consolidated financial statements during the year ended December 31, 2010.

On June 1, 2010, Mr. Gary Branning tendered his resignation as a Director of the Company effective as of that date. None of the 200,000 stock options previously granted to Mr. Branning on March 15, 2010 had vested and the options have been forfeited.  Accordingly, during the year ended December 31, 2010, the Company recorded stock compensation of $153 for the amortization of the fair value of the stock option granted to Mr. Branning and a reversal of stock compensation expense of $153 for the same stock option for a net $0 impact to the consolidated financial statements during the year ended December 31, 2010.

On June 17, 2010, Mr. Raymond Krauss tendered his resignation as a Director and as the Chief Financial Officer, Secretary and Treasurer of the Company effective as of that date. None of the 200,000 stock options previously granted to Mr. Krauss on March 15, 2010 had vested and the options have been forfeited.  Accordingly, during the year ended December 31, 2010, the Company recorded stock compensation of $153 for the amortization of the fair value of the stock option granted to Mr. Krauss and a reversal of stock compensation expense of $153 for the same stock option for a net $0 impact to the consolidated financial statements during the year ended December 31, 2010.

On March 15, 2010, Mr. Greg Wujek tendered his resignation as the Company’s President and Chief Executive Officer effective as of that date. Simultaneously with his resignation as the Company’s President and Chief Executive Officer the employment agreement between the Company and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek, none of which had vested, were forfeited.  Accordingly, during the year ended December 31, 2010, the Company recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $2,667,500, which is included in wages and benefits.

On June 17, 2010, Mr. Greg Wujek tendered his resignation as a Director of the Company effective as of that date. Of the 400,000 stock options previously granted to Mr. Wujek on March 15, 2010, 200,000 had vested and were exercisable through September 19, 2010. All 400,000 stock options granted to Mr. Wujek on March 15, 2010 expired unexercised.  During the year ended December 31, 2010, the Company recorded stock compensation of $6,152 for the amortization of the 400,000 stock options granted to Mr. Wujek and a reversal of stock compensation expense of $152 for the same stock option for a net $6,000 recorded as stock compensation expense during the year ended December 31, 2010.

The weighted average grant date fair value of the 4,800,000 stock options granted during the fiscal year ended December 31, 2010 was estimated at $0.04 each, for a total of $184,000, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 114.74%, risk-free interest rate of 3.15%, and expected life of 7.4 years.

During the year ended December 31, 2010, stock-based compensation expense of $12,768 was recorded for stock options previously granted and vesting over time, offset by the reversal of stock-based compensation of $2,674,268 recorded for unvested stock options that were forfeited during the same time.  Of the net stock-based compensation income of $2,661,500 recorded during the year ended December 31, 2010, stock-based compensation expense of $6,000 is included in director and management fees – related party and stock-based compensation income of $2,667,500 is included in wages and benefits.  As of December 31, 2010, the Company did not have any unrecognized compensation cost related to unvested stock options and there were no stock options issued and outstanding.

The Company did not recognize any stock-based compensation expense during the year ended December 31, 2009.

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

Note 15.  Warrants

Series B Warrants

On May 4, 2010, the Company commenced its 2010 Offering of up to a maximum of 200,000,000 Units of its securities at a price of $0.01 per Unit.  Please refer to “Note 13. 2010 Offering.”  Each Unit consists of:

•	one (1) share of the Company’s common stock, $0.00001 par value per share; and,
•	one-half of one Series B Warrant.

Each full Series B Warrant entitles the holder to purchase one additional share of the Company’s common stock at an exercise price of $0.03 per share, expiring two (2) years from the date of issuance of the Series B Warrants.

The 2010 Offering was a direct public offering by the Company, without any involvement of underwriters or broker-dealers.  The 2010 Offering terminated on October 31, 2010.

As of the termination date of the 2010 Offering, the Company sold 40,000,000 Units (all on May 19, 2010) for gross receipts of $400,000 pursuant to the terms of the 2010 Offering.  Accordingly, the Company issued 40,000,000 shares of its common stock and Series B Warrants to purchase up to 20,000,000 shares of common stock at an exercise price of $0.03 per share to the investors having subscribed for the 40,000,000 Units.

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

Prior to the consummation of the Securities Exchange Agreement, the Company adjusted the Class A Warrants to fair value each quarter.  As a result the Company recorded a non-cash loss related to the Class A Warrants of $93,910 for the year ended December 31, 2009.

As of December 31, 2010, there are no Class A Warrants outstanding.

Note 16.  Related Party Transactions

Wages and benefits

During the year ended December 31, 2010, the Company incurred $101,484, net of the reversal of stock compensation of $2,667,500, as compensation for services that executive officers provided to the Company. During the year ended December 31, 2009, the Company incurred $263,052, as compensation for services that executive officers provided to the Company

Director and Management fees- related party

On June 3, 2010, in order to fill vacancies created by the resignations of Dr. Lynch and Mr. Branning, the Board of Directors appointed Mr. Amit S. Dang and Mr. Jeet S. Sidhu to the Company’s Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between the Company and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed the Company’s President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as the Company’s Interim Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang receives compensation of $5,000 per month during the term of the Executive Services Agreement.  The Executive Services Agreement may be terminated at any time with or without cause by the Company. During the year ended December 31, 2010, the Company incurred $35,000 pursuant to the Executive Services Agreement which is included in director and management fees – related party.

Until May 31, 2010, non-employee Board members received $250 per month for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  The Board approved an increase, effective June 1, 2010, in non-employee Board fees to $750 per month.

During the years ended December 31, 2010 and 2009, the Company incurred $9,200 and $6,800 in non-employee director fees.  Additionally, during the year ended December 31, 2010, the Company recorded stock compensation of $6,000 (net of the reversal of stock compensation discussed in “Note 14. Stock Options”) for stock options previously granted to directors and vesting over time.

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

During the year ended December 31, 2010, the Company recorded interest expense of $86,129 and $63,750, respectively, payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  Please refer to “Note 12.  Notes Payable and Convertible Notes Payable”. At December 31, 2010, accrued interest on the Rayat Convertible Note was $75,824 and is included in interest payable.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 17.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at December 31, 2010 and 2009 are as follows:

	Year Ended
	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$7,067,537	$6,869,861
Capitalized research and development	315,654	364,705
Stock based compensation	—	1,221,110
Accrued interest	136,091	104,456
Research and development credit carry forward	63,738	63,368
Other	85	85
Total deferred tax assets	7,583,105	8,623,585

Less: valuation allowance	(7,583,105)	(8,623,585)

Net deferred tax asset	$—	$—

The net decrease in the valuation allowance for deferred tax assets was $1,040,480 for the year ended December 31, 2010.  The net increase in the valuation allowance for deferred tax assets was $226,663 for the year ended December 31, 2009.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2010 available to offset future federal taxable income, if any, of $20,786,873, which will fully expire by the fiscal year ended December 31, 2030.  Accordingly, there is no current tax expense for the years ended December 31, 2010 and 2009.  In addition, the Company has research and development tax credit carry forwards of $63,738 at December 31, 2010, which are available to offset federal income taxes and begin to expire during the year ended December 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended December 31, 2010 and 2009.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
	2010	2009

Income tax (expense) benefit at statutory rate	$(689,422)	$235,889
Non-deductible fund raising costs	(10,634)	-
Non-deductible meals and entertainment	(163)	-
Liquidation of Canadian subsidiary - permanent difference	(26,471)	-
Expiration of vested stock options	(314,160)	-
Change in fair value of warrant liability	-	(31,929)
Gain on extinguishment of warrant liability	-	17,894
Research and development credit	370	4,809
Change in valuation allowance	1,040,480	(226,663)

	$-	$-

The fiscal years 2007 through 2010 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a board of directors comprised of two members. Each director holds office until a successor is duly elected or appointed.  Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.  Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Position With Company	Director Since

Amit S. Dang (1)	30	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director	June 3, 2010

Jeet S. Sidhu	38	Director	June 3, 2010

(1)  Mr. Dang was appointed President and Chief Executive Officer on June 3, 2010 and assumed his position as our Chief Financial Officer, Treasurer and Secretary on June 22, 2010.

Former Directors and Officers

Set forth below are the names of all of our former directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years.

Name	Age	Former Positions With Company	Date Assumed Position(s)	Date Resigned Position(s)

Dr. James F. Lynch (1)	49	Former President, Chief Executive Officer, and Director	March 15, 2010	May 31, 2010

Greg Wujek (2)	48	Former President, Chief Executive Officer, and Director	April 3, 2006	June 17, 2010

Gary Branning (3)	56	Former Chief Financial Officer and Director	September 13, 2006	June 1, 2010

Raymond Krauss (4)	47	Chief Financial Officer, Secretary, Treasurer, Director	October 11, 2007	June 17, 2010

(1)      Dr. Lynch was appointed a Director and to the position of President and Chief Executive Officer on March 15, 2010. He resigned from all of his positions with us on May 31, 2010.

(2) Mr. Wujek was appointed a director and to the positions of President and Chief Executive Officer on April 3, 2006.  Mr. Wujek resigned his position as President and Chief Executive Officer effective as of March 15, 2010. He resigned as a Director on June 17, 2010.

(3) Mr. Branning was appointed a director on September 13, 2006 and to the position of Chief Financial Officer on September 5, 2008.  Mr. Branning resigned as our Chief Financial Officer, effective December 11, 2008 and as one of our directors on June 1, 2010.

(4) Mr. Krauss was appointed a Director on October 11, 2007.  He was appointed to the positions of Chief Financial Officer, Secretary and Treasurer on December 11, 2008 to fill the vacancy created by the resignation of Mr. Branning from these positions. He resigned as from all of his positions with us on June 17, 2010.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Amit Singh Dang.  Mr. Dang holds a Bachelors degree (B.B.A.) in Finance from Wayne State University (2003), with advanced academic studies in contract, criminal, civil, and policy law; management, finance, logistics, and strategy; and audit theory; from Michigan State University (2003-2004), The University of Michigan (2004-2006), and the Institute of Internal Auditors (2006-2008), respectively.  From February 2006 to June 2006, Mr. Dang was employed as a Business Process and Development Consultant for Sterling Solutions and Systems.  From June 2006 to May 2008, Mr. Dang worked as a Risk and Performance Services Consultant at Crowe Horwath, where he specialized in identifying high-risk areas for public and private companies and helped develop and re-engineer core business processes for greater efficiency and control.  From October 13, 2009 through May 11, 2010, Mr. Dang served as the President and Chief Executive Officer and Chief Financial Officer of HepaLife Technologies, Inc. Since May 2008, Mr. Dang has served as the Managing Director for Infinitus Ventures, facilitating the early incubation, capital funding, and development of client companies.  In addition, Mr. Dang provides consulting services to companies in the process of transitioning into alternative business ventures.  In light of our current circumstances, Mr. Dang’s financial and accounting background and his experience with companies transitioning to other business ventures make him particularly qualified to serve on our board of directors during this important transitional period in our corporate history.

Jeet S. Sidhu. Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance in 1995. From 2002-2009, Mr. Sidhu was Vice-President of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations.  Mr. Sidhu served as a member of the board of directors for U.S. Petroleum Corporation from August 2003 until August 2006.  Mr. Sidhu served as a director of Entheos Technologies, Inc. from September 8, 2008 to August 26, 2010.  Mr. Sidhu currently serves as a member of the Board of Directors of MicroChannel Technologies, Inc.  Mr. Sidhu was invited to join the Board of Directors due to his experience with public companies in the matters relating to business development, financial reporting and legal compliance.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

During the past ten years none of our directors, executive officers, or promoters have been involved in any of the following legal proceedings:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(a) or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the directors, executive officers, and any beneficial owner of more than 10% of any class of equity securities to file periodic reports of their ownership, and changes in that ownership, with the Securities and Exchange Commission (the “SEC”).  These persons are required by regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of these forms received, we believe that during the fiscal year ended December 31 2010, our current and former directors and executive officers have complied with applicable filing requirements under Section 16(a), except that our current officer and directors, Mr. Amit S. Dang and Mr. Jeet Sidhu each did not file one Form 3, within the reporting time frame required by the SEC.  Additionally, former President, CEO, and Director, Greg Wujek did not file a final Form 3 or Form 5 upon his resignation as our President and CEO on March 15, 2010 and as on of our directors on June 17, 2010, whereby he forfeited all stock options previously granted to him.  Additionally, former President, CEO and Director, Mr. James Lynch did not file one Form 3 and one Form 5 within the reporting time frame required by the SEC.  In addition, two of our former directors, Mr. Gary Branning and Mr. Raymond Krauss, each did not file a final Form 3 or Form 5 upon their resignations and forfeiture of all options previously granted to them.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Financial Officer and Chief Executive Officer.  The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.phytomedical.com. To access our Code of Ethics, click on “Investors”, and then click on “Code of Ethics” located under “Corporate Governance.”

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our Chief Executive Officer, Amit S. Dang, 100 Overlook Drive, 2nd Floor, Princeton, NJ  08540.

CORPORATE GOVERNANCE

We have adopted Corporate Governance Guidelines applicable to our Board of Directors. Our Corporate Governance Guidelines are available on our website at http://www.phytomedical.com. To access our Corporate Governance Guidelines, click on “Investors”, and then click on “Corporate Governance” located under “Corporate Governance.”

Director Independence

We are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that Mr. Jeet S. Sidhu is independent from our management and qualifies as an “independent director” under the standards of independence of the FINRA listing standards.  We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure and Role in Risk Oversight

Our Chief Executive Officer serves as Chairman of our Board of Directors. We feel that in this combined role, he can provide unique insight into the company’s business, industry, and strategic opportunities, consistent and reliable communication between our board and management, clear accountability for the execution of our strategy, effective decision-making, and alignment on corporate strategy.  We do not have a lead independent director.

The Board believes full and open communication between it and management is essential for effective risk management and oversight. Members of our board meet regularly with our Chief Executive Officer to discuss strategy and risks facing the company. Our Chief Executive Officer attends the quarterly board meetings and is available to address any questions or concerns raised by the board on risk management-related and any other matters. Our Chief Executive Officer is also asked to contribute to the agenda for these meetings, so that each functional division of the company can identify topics that may require board attention. Each quarter our Chief Executive Officer presents to the board on strategic matters involving our operations and strategic initiatives and discusses with the board key strategies, challenges, risks, and opportunities for the company.

Management is responsible for the day-to-day management of risks the company faces, while the board, as a whole and through its committees, is responsible for the oversight of risk management. In its risk oversight role, the Board of Directors monitors whether the risk management processes that management has designed and implemented are effective both as designed and as executed.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended December 31, 2010, each director attended at least 75% of all meetings of the Board of Directors.  We do not maintain a policy regarding director attendance at annual meetings.  All directors attended the 2010 Annual Meeting of Shareholders.

We do not currently have any standing committees of the Board of Directors.  The full Board is responsible for performing the functions of:  (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee.  The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee.  We do not maintain a policy for considering nominees.  Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain our required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation.  Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Amit S. Dang, 100 Overlook Drive, 2nd Floor, Princeton, NJ  08540, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at PhytoMedical Technologies, Inc., Attention: Amit S. Dang, Chief Executive Officer, 100 Overlook Drive, 2nd Floor, Princeton, NJ 08540.   The Board of Directors shall review and respond to all correspondence received, as appropriate.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended August 31, 2010 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2010 and 2009.

Name and Principal Position	Year Ended December 31,	Salary ($) (5)	Option Awards ($) (6)	All Other Compensation($) (7)	Total ($)

Amit S. Dang (1)	2010	$35,000	$-	$-	$35,000
President, Chief Executive Officer,
Chief Financial Officer, Director	2009	$-	$-	$-	$-

Dr. James F. Lynch (2)	2010	$47,217	$160,000	$2,918	$210,135
Former President, Chief Executive
Officer, Former Director	2009	$-	$-	$-	$-

Greg Wujek (3)	2010	$50,997	$-	$-	$50,997
Former President, Chief Executive
Officer, Former Director	2009	$237,557	$-	$25,495	$263,052

Raymond Krauss (4)	2010	$-	$-	$-	$-
Former Chief Financial Officer,
Secretary, Treasurer, Former
Director	2009	$-	$-	$-	$-

(1)
Mr. Dang was appointed President and Chief Executive Officer on June 3, 2010 and assumed his position as our Chief Financial Officer, Treasurer and Secretary on June 22, 2010. The Board of Directors approved the terms of an Interim Executive Services Agreement between us and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang receives compensation of $5,000 per month during the term of the Executive Services Agreement.  The Executive Services Agreement may be terminated at any time with or without cause by the Company.

(2)
Dr. Lynch was appointed a director and to the position of President and Chief Executive Officer on March 15, 2010. He resigned from all of his positions with us on May 31, 2010. Simultaneously with his appointment we entered into an employment agreement with Dr. Lynch (the “Lynch Employment Agreement”).

In consideration of his employment we paid Dr. Lynch an annual salary of $248,000 and reimbursement of his health insurance premiums in the amount of $1,350 per month.  The Board of Directors also granted Dr. Lynch an option to acquire up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share, vesting as follows:

a)           as to 600,000 shares when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, our proprietary pharmacological compound, ‘D11B’ achieves IV formulation and stability milestones, enabling further development;

b)           as to 600,000 when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, our proprietary pharmacological compound, ‘D11B’, achieves toxicity and pharmacokinetic milestones, enabling further development;

c)           as to 300,000 shares when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, we successfully prepare an Investigator’s Brochure (IB) in accordance with ICH guidelines, for a product or products related to our proprietary pharmacological compound, ‘D11B’;

d)           as to 450,000 shares when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, we successfully file an Investigational New Drug Application (IND) with the US Food & Drug Administration for a product or products related to our proprietary pharmacological compound, ‘D11B’;

e)           as to 300,000 shares when, to the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, we successfully administer ‘first patient-first dose’ for a product or products related to our proprietary pharmacological compound, ‘D11B’;

f)           as to 1,000,000 shares when, in the Board’s sole determination and satisfaction, as a result of Dr. Lynch’s efforts, we successfully add a new compound (or product(s) derived therefrom) to our pipeline other than compounds (or products derived from any compounds contemplated) by our license agreement with the Trustees of Dartmouth College;

g)           as to 250,000 shares (500,000 shares in the aggregate), on each of, March 15, 2012  and March 15, 2013;

h)           as to 62,500 (250,000 shares in aggregate) on each of June 15, 2010, September 15, 2010, December 15, 2010 and March 15, 2011.

The grant date fair value of the 4,000,000 stock options granted to Dr. Lynch was $160,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of 7.7 years, and a 0% dividend yield.  The $160,000 was amortized over the requisite service period for each tranche of options as outlined in a) through h) above.

Dr. Lynch’s resignation on May 31, 2010 constituted a termination of the Lynch Employment Agreement. None of the 4,000,000 stock options previously granted to Dr. Lynch on March 15, 2010, pursuant to the Lynch Employment Agreement had vested and the options have been forfeited.  Accordingly, during the year ended December 31, 2010, we recorded stock compensation of $6,310 for the amortization of the fair value of the stock option granted to Dr. Lynch and a reversal of stock compensation expense of $6,310 for the same stock option for a net $0 impact to the consolidated financial statements during the year ended December 31, 2010.

(3)
On April 3, 2006, we appointed Mr. Greg Wujek to the positions of President and Chief Executive Officer and as a Director.  Pursuant to an employment agreement with Mr. Wujek, the Board approved an annual salary of $225,000, a one-time payment of $16,437 for reimbursement of certain expenses incurred in connection with the acceptance of employment, and a stock option to purchase up to 2,250,000 shares of our common stock, subject to certain vesting requirements, at an exercise price of $1.22.

On August 1, 2006, we cancelled the stock option granted to Mr. Wujek in April 2006 for 2,250,000 stock options and simultaneously entered into a stock option agreement with Mr. Wujek for the purchase of up to 2,000,000 shares of common stock, subject to certain vesting requirements, at an exercise price of $0.52 per share, expiring July 31, 2016.

The stock option to purchase up to 2,000,000 shares of common stock vested as follows:

(a) 250,000 options shall vest if and when an Investigational New Drug (IND) application is filed for any current or future compounds;

(b) 250,000 options shall vest if and when a phase I clinical trial is commenced for any current or future compounds; and

(c) 1,500,000 options shall vest if and when we or a wholly owned subsidiary or any one current or future compound is acquired, in whole or in part, or when either through us or a subsidiary, enter into a strategic collaborative agreement for any one current or future compound, provided that our Board of Directors has approved, by written resolution, any such acquisition, sale or agreement.

We accounted for the cancellation and re-issuance of the stock option as a modification of terms, resulting in additional stock-based compensation expense for the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.  The fair value of the stock option as a result of the cancellation and re-issuance was $2,667,500.  The fair value of each batch of stock options was amortized over their expected service periods, which we reassessed on a periodic basis.  Mr. Wujek resigned his position as President and Chief Executive Officer effective as of March 15, 2010.  Simultaneously with his resignation, the employment agreement between us and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek, none of which had vested, were forfeited.  Accordingly, during the year ended December 31, 2010, we recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $2,667,500. During the year ended December 31, 2009, we did not recognize any stock-based compensation expense related to the 2,000,000 stock options granted to Mr. Wujek.

On March 15, 2010, as compensation for providing services as a non-employee director, we granted Mr. Wujek a stock option to purchase up to 400,000 shares of our common stock at an exercise price of $0.04 per share. Mr. Wujeks’s option grant of 400,000 shares vested as follows: 200,000 on the date of grant; 66,667 on March 15, 2011; 66,667 on March 15, 2012 and 66,666 on March 15, 2013.

Pursuant to the terms of the option agreement between us and Mr. Wujek, the option to purchase up to 400,000 shares of our common stock terminated at such time as Mr. Wujek ceased to serve as one of our directors. Mr. Wujek then would have 90 days to exercise the option to the extent vested.

The grant date fair value of the 400,000 stock options granted to Mr. Wujek on March 15, 2010, was $12,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of six years, and a 0% dividend yield.  The $12,000 was amortized over the requisite service period for each tranche of options as outlined above. Please refer to “COMPENSTION OF DIRECTORS” below.

On June 17, 2010, Mr. Greg Wujek tendered his resignation as one of our Directors, effective as of that date. Of the 400,000 stock options previously granted to Mr. Wujek on March 15, 2010, 200,000 had vested and were exercisable through September 19, 2010. All 400,000 stock options granted to Mr. Wujek on March 15, 2010 expired unexercised.  During the year ended December 31, 2010, the Company recorded stock compensation of $6,152 for the amortization of the 400,000 stock options granted to Mr. Wujek and a reversal of stock compensation expense of $152 for the same stock option for a net $6,000 recorded as stock compensation expense during the year ended December 31, 2010.

(4)
Mr. Krauss was appointed to the Board of Directors on October 11, 2007.  He was appointed to the positions of Chief Financial Officer, Secretary and Treasurer on December 11, 2008.  M. Krauss resigned from all positions with us on June 17, 2010.  Mr. Krauss received compensation as a non-employee director.  He did not receive additional compensation for the period of time when he served as our Chief Financial Officer. See “COMPENSATION OF DIRECTORS” below.

(5)	This column includes both employee and employer related payroll taxes paid on behalf of the employee.

(6)
This column reflects the grant date fair value of option awards as determined in accordance with FASB ASC Topic 718.   For information regarding significant factors, assumptions and methodologies used in determining the fair value of stock options, see “Note 14. Stock Options” to the PhytoMedical Technologies, Inc. Consolidated Financial Statements contained in this Form 10-K.

(7)	Represents amounts paid for health care insurance.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

We have no equity awards outstanding at December 31, 2010.

COMPENSATION OF DIRECTORS

We do not pay director compensation to directors who are also our employees.  Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•
Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of PhytoMedical Technologies, Inc.’s size and scope;

•	Compensation should align the directors’ interests with the long-term interests of stockholders; and

•	Compensation should assist with attracting and retaining qualified directors.

Until May 31, 2010, non-employee Board members received $250 per month for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  The Board approved an increase, effective June 1, 2010, in non-employee Board fees to $750 per month.  Directors are entitled to participate in, and have been issued options under, our 2005 Stock Plan.  We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

The following table provides information regarding all compensation paid to our non-employee directors during the fiscal year ended December 31, 2010.

	Director Compensation
	Fees Earned or
	Paid in	Stock
Name	Cash ($) (1)	Awards ($) (2)	Total ($)
Gary Branning (3)	$1,600	$6,000	$7,600
Raymond Krauss (4)	1,600	6,000	7,600
Greg Wujek (5)	750	12,000	12,750
Jeet S. Sidhu (6)	5,250	—	5,250
Total director compensation	$9,200	$24,000	$33,200

(1)	The amounts in this column represent the monthly cash meeting fee earned by or paid to our non-employee directors for service during the fiscal year ended December 31, 2010.

(2)
This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see “Note. 14 Stock Options” in the consolidated notes to the financial statements included in this Form 10-K.

(3)
Mr. Branning was appointed to the Board of Directors on September 13, 2006 and to the positions of Chief Financial Officer on September 5, 2008. Mr. Branning resigned as our Chief Financial Officer, effective December 11, 2008 and as one of our Directors on June 1, 2010.  Mr. Branning received compensation as a non-employee director. He did not receive compensation for the period of time when he served as our Chief Financial Officer.

On March 15, 2010, we granted Mr. Branning a stock option to purchase up to 200,000 shares of our common stock at an exercise price of $0.04 per share. The grant date fair value of the 200,000 stock options granted to Mr. Branning on March 15, 2010, was $6,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of six years, and a 0% dividend yield.

As of his resignation date as one of our Directors, none of the 200,000 stock options previously granted to Mr. Branning on March 15, 2010 had vested and the options have been forfeited.

(4)
Mr. Krauss was appointed to the positions of Chief Financial Officer, Secretary and Treasurer on December 11, 2008.  M. Krauss resigned from all positions with us on June 17, 2010.  Mr. Krauss received compensation as a non-employee director.  He did not receive additional compensation for the period of time when he served as our Chief Financial Officer.

On March 15, 2010, we granted Mr. Krauss a stock option to purchase up to 200,000 shares of our common stock at an exercise price of $0.04 per share. The grant date fair value of the 200,000 stock options granted to Mr. Krauss on March 15, 2010, was $6,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of six years, and a 0% dividend yield.

As of his resignation date as one of our Directors, none of the 200,000 stock options previously granted to Mr. Krauss on March 15, 2010 had vested and the options have been forfeited.

(5)
On April 3, 2006, we appointed Mr. Wujek to the positions of President and Chief Executive Officer and as a Director.  Mr. Wujek resigned his position as President and Chief Executive Officer effective as of March 15, 2010.  On March 15, 2010, as compensation for providing services as a non-employee director, we granted Mr. Wujek a stock option to purchase up to 400,000 shares of our common stock at an exercise price of $0.04 per share. Mr. Wujeks’s option grant of 400,000 shares vested as follows: 200,000 on the date of grant; 66,667 on March 15, 2011; 66,667 on March 15, 2012 and 66,666 on March 15, 2013.

Pursuant to the terms of the option agreement between us and Mr. Wujek, the option to purchase up to 400,000 shares of our common stock terminated at such time as Mr. Wujek ceased to serve as one of our directors. Mr. Wujek then would have 90 days to exercise the option to the extent vested.

The grant date fair value of the 400,000 stock options granted to Mr. Wujek on March 15, 2010, was $12,000 using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 114.7%, risk-free interest rate of 3.2%, expected life of six years, and a 0% dividend yield.  The $12,000 was amortized over the requisite service period for each tranche of options as outlined above.

On June 17, 2010, Mr. Greg Wujek tendered his resignation as one of our Directors, effective as of that date. Of the 400,000 stock options previously granted to Mr. Wujek on March 15, 2010, 200,000 had vested and were exercisable through September 19, 2010. All 400,000 stock options granted to Mr. Wujek on March 15, 2010 expired unexercised.

(6)	Mr. Sidhu was appointed one of our Directors on June 3, 2010.

SCIENTIFIC ADVISORY BOARD

We maintain a Scientific Advisory Board (“Advisory Board”), the members of which provide, from time to time, at our request, advice regarding specific facets of our ongoing scientific research and development and general corporate activities.   We believe that each member of the Advisory Board brings distinct scientific, clinical, and business development experience which can be called-upon as needed during various phases of our active research, development and commercial development.

The members of the Advisory Board are compensated for their services at the rate of $250 per hour, not to exceed $1,250 per day.  We also reimburse members of the Advisory Board for out-of-pocket expenses related to their services performed on our behalf.

Currently, our Advisory Board members are:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 21, 2011 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares Beneficially Owned (1)	Percent of Class(1)

Amit S. Dang 100 Overlook Drive, 2nd Floor, Princeton, NJ 08540	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director	1,500	*	%

Jeet S. Sidhu 100 Overlook Drive, 2nd Floor Princeton, NJ 08540	Director	164,800	*	%

1420525 Alberta Ltd. (2) 1628 West 1st Avenue, Suite 216 Vancouver, British Columbia, V6J 1G1	Stockholder	85,730,171	35.5%

All Directors and Officers as a Group (2 persons)		166,300	*	%

* less than 1%

(1)
Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 241,487,995 shares of common stock issued and outstanding on a fully diluted basis as of March 21, 2011.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

We do not have any change-of-control or severance agreements with any of our executive officers or directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board of Directors. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions.  If any actual or potential conflict of interest is reported, our entire Board of Directors and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board of Directors will determine the appropriate action to be taken.

Transactions with Related Persons

Since the beginning of the fiscal year ended December 31, 2010, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions. For related party transactions that do not exceed $120,000 please see “Note 16.  Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board of Directors for any possible conflicts of interest.  In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally.  The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2010.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan during the years ended December 31, 2010 and 2009.

	December 31,
	2010	2009
Audit fees	$30,186	$27,858
Audit-related fees	9,614	—
Tax fees	6,506	4,840
Total fees	$46,306	$32,698

Audit Fees

Audit Fees for the years ended December 31, 2010 and 2009 totaled $58,044 and consist of the aggregate fees billed by Peterson Sullivan for the audit of the consolidated financial statements included in our Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2010 and 2009.

Audit-Related Fees

Audit-related fees for the years ended December 31, 2010 and 2009 totaled $9,614 and consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Form S-1 and amendments thereto that were filed with the Securities and Exchange Commission.

Tax Fees

Tax Fees for the years ended December 31, 2010 and 2009 totaled $11,346 and consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended December 31, 2010 and 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2010 and 2009
•	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010 and 2009
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
•	Notes to Consolidated Financial Statements

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

PhytoMedical Technologies, Inc.
(Registrant)

March 28, 2011	By:	/s/ Amit S. Dang
Amit S. Dang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Amit S. Dang	Chief Executive Officer and Chief	March 28, 2011
Amit S. Dang	Financial Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Jeet S. Sidhu	Director	March 28, 2011
Jeet S. Sidhu

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation(1)

3.2	By Laws(1)

4.1	Form of Subscription Agreement(1)

4.2	Form of Series B Warrant(1)

10.1	Sponsored Research Agreement with Iowa State University dated February 1, 2007(1)

10.2	Exclusive license agreement with Iowa State University Research Foundation Inc. dated June 12, 2006(1)

10.3	Agreement with Latitude Pharmaceuticals, Inc. dated July 6, 2009(1)

10.4	Amendment dated October 23, 2009 to the Latitude Agreement(1)

10.5	Redacted License Agreement dated September 1, 2008 with the Trustees of Dartmouth College(1)

10.6	Sponsored Research Agreement dated May 25, 2007 with Dartmouth College(1)

10.7	Technologies Research Agreement with Dartmouth College as amended(1)

10.8	Employment Agreement with Greg Wujek dated April 6, 2006(1)

10.9	Stock Option Agreement with Greg Wujek dated August 1, 2006(1)

10.10	Employment Agreement with James F. Lynch dated March 15, 2010(1)

10.11	Stock Option Agreement with James F. Lynch dated March 15, 2010(1)

10.12	Convertible Promissory Note dated March 1, 2010 in the original principal amount of $1,067,527.40(1)

10.13	Convertible Promissory Note dated March 2, 2010 in the original principal amount of $40,000(1)

10.14	Amendment No. 1 dated April 12, 2010 to the March 1, 2010 Promissory Note in the original principal amount of $1,067,527.40(1)

10.15	Amendment No. 1 dated April 12, 2010 to the March 2, 2010 Promissory Note in the original principal amount of $40,000(1)

10.16	Stock Option Agreement between PhytoMedical Technologies and Raymond Krauss(1)

10.17	Stock Option Agreement between PhytoMedical Technologies and Gary Branning(1)

10.18	Stock Option Agreement between PhytoMedical Technologies and Greg Wujek(1)

10.19	Employment Resignation Agreement between PhytoMedical Technologies, Inc. and Greg Wujek(1)

10.20	Contract Interim Executive-Services Agreement dated June 3, 2010 between the Company and Amit S. Dang. (2)

10.21	Memorandum of Intent dated August 25, 2010, between the Company and Standard Gold Corp. (3)

10.22	Bridge Loan Agreement and Promissory Note dated August 25, 2010, between the Company and Standard Gold Corp. (3)

10.23	Share Exchange Agreement dated October 22, 2010 by and among PhytoMedical Technologies, Inc., Standard Gold Corp. and the shareholders of Standard Gold Corp. *

10.24
Termination Agreement and Mutual Release, dated as of December 24, 2010 by and among PhytoMedical Technologies, Inc., Standard Gold Corp. the shareholders of Standard Gold Corp, and Sierchio & Company, LLP. *

10.25	Letter from Dartmouth College dated January 20, 2011, terminating the Exclusive License Agreement dated September 1, 2008 between Dartmouth College and PhytoMedical Technologies, Inc. *

10.26	Code of Ethics. *

23.1	Consent of Peterson Sullivan LLP. *

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

(3) Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2010 as filed with the Commission on October 21, 2010.