Form 10-Q
period 2011-03-31
PHYTOMEDICAL TECHNOLOGIES INC
filed 2011-05-16
CIK 1002422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☒ No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 241,487,995 shares of common stock, par value $0.00001, were outstanding on May 12, 2011.

PHYTOMEDICAL TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2011

Table of Contents

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$10,634	$44,551
Note receivable	-	30,000
Prepaid expenses and other current assets	5,438	6,377
Total assets	$16,072	$80,928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$67,215	$77,138
Interest payable	3,719	2,832
Convertible note payable, net of unamortized discount of $0 and $33,161	40,000	6,839
Accrued payroll liabilities	30,277	30,277
Other accrued liabilities	435	-
Total current liabilities	141,646	117,086

Long term liabilities
Convertible note payable, net of unamortized discount of $1,067,378 and $1,067,481	149	46
Interest payable	98,198	75,824
Total long term liabilities	98,347	75,870
Total liabilities	239,993	192,956

Commitments and Contingencies

Stockholders' equity (deficit)
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock: $0.00001 par value; 2,000,000,000 authorized, 241,487,995 shares issued and outstanding at March 31, 2011 and December 31, 2010	2,415	2,415
Additional paid-in capital	23,998,218	23,998,218
Accumulated deficit	(24,224,554)	(24,112,661)
Total stockholders' equity (deficit)	(223,921)	(112,028)

Total liabilities and stockholders' equity (deficit)	$16,072	$80,928

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$-	$-

Operating expense (income)
Director and management fees - related party	17,250	8,158
Investor relations and marketing	1,309	3,800
Wages and benefits, net of reversal of stock-based compensation of $2,667,500 in 2010	-	(2,601,288)
Professional fees	30,579	103,039
Other operating expenses	6,194	12,130
Total operating expense (income)	55,332	(2,474,161)

Income (loss) from operations	(55,332)	2,474,161

Other expense
Interest expense	(56,526)	(18,048)
Foreign exchange loss	(35)	-
Total other expense	(56,561)	(18,048)

Net income (loss)	$(111,893)	$2,456,113

Net income (loss) per share - basic	$(0.00)	$0.01
Net income (loss) per share - diluted	$(0.00)	$0.01

Weighted average number of common shares outstanding
Basic	241,487,995	201,487,995
Dilutive	241,487,995	312,240,735

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND THE YEAR ENDED DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009	201,487,995	$2,015	$25,152,591	$(26,140,372)	$(985,766)

Stock based compensation expense	-	-	12,768	-	12,768

Reversal of stock based compensation due to forfeiture of stock options	-	-	(2,674,268)	-	(2,674,268)

Beneficial conversion feature on convertible notes payable	-	-	1,107,527	-	1,107,527

Issuance of common stock related to the 2010 Offering	40,000,000	400	399,600	-	400,000

Net income, year ended December 31, 2010	-	-	-	2,027,711	2,027,711

Balance, December 31, 2010	241,487,995	2,415	23,998,218	(24,112,661)	(112,028)

Net loss, three months ended March 31, 2011	-	-	-	(111,893)	(111,893)

Balance, March 31, 2011	241,487,995	$2,415	$23,998,218	$(24,224,554)	$(223,921)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Expressed in U.S. Dollars)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(111,893)	$2,456,113
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accreted discount on convertible debt	33,264	15
Stock based compensation	-	12,769
Reversal of stock based compensation due to forfeiture of stock options	-	(2,667,500)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	939	10
Increase (decrease) in accounts payable	(9,923)	79,028
Increase in interest payable	23,261	18,032
Increase in accrued payroll liabilities	-	30,277
Increase in other accrued liabilities	435	-
Net cash used in operating activities	(63,917)	(71,256)

Cash flows from investing activity
Re-payment pursuant to the collection of note receivable	30,000	-
Net cash provided by investing activity	30,000	-

Cash flows from financing activity
Proceeds from convertible note payable to stockholder	-	40,000
Net cash provided by financing activity	-	40,000

Decrease in cash and cash equivalents	(33,917)	(31,256)

Cash and cash equivalents at beginning of period	44,551	75,291
Cash and cash equivalents at end of period	$10,634	$44,035

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-
Debt discount recorded for beneficial conversion feature	$-	$1,107,527

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
 (Expressed in U.S. Dollars)
(Unaudited)

Note 1.  Organization and Description of Business

PhytoMedical Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on July 25, 2001. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), and PolyPhenol Technologies Corporation (“PolyPhenol”).

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

Following the management changes which occurred in June 2010, the Company’s Board of Directors determined that it was in its shareholders best interest to refocus its business activities in a manner which may more fully enhance shareholder value.  As a result, on August 25, 2010, the Company entered into a non-binding Memorandum of Intent (the “MOI”) with Standard Gold Corp., a Nevada corporation (“SGC”), relating to continuing discussions and the negotiation of a definitive agreement regarding its possible acquisition of all of the issued and outstanding shares of SGC.

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

On October 22, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with SGC and its shareholders, pursuant to which the Company would acquire all of the issued and outstanding shares of SGC in exchange for 607,539,940 shares of its common stock (the “SGC Acquisition”).  Consummation of the transactions contemplated by the Share Exchange Agreement were subject to the satisfaction of a number of conditions, including, but not limited to, the Company’s receipt of subscriptions for an aggregate of 150,000,000 Units that it was previously offering at $0.01 per unit.  If the conditions to closing were not satisfied by December 31, 2010, the Share Exchange Agreement would automatically terminate.

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

In anticipation that the Company would consummate the SGC Acquisition and pursue the exploration and development of the mineral claims held by SGC, it did not pay the $20,000 license maintenance fee that was due on September 1, 2010, to the Trustees of Dartmouth College (the “Dartmouth Trustees”). The Company had an exclusive license, granted pursuant to a license agreement dated September 1, 2008 (the “Dartmouth License Agreement”), between the Company and the Dartmouth Trustees, to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators. Pursuant to Section 5.01(e) of the Dartmouth License Agreement, a $20,000 license maintenance fee was due and payable to the Dartmouth Trustees on September 1, 2010. Pursuant to Section 9.02 of the Dartmouth License Agreement, the Dartmouth Trustees provided the Company notice that it has terminated the Dartmouth License Agreement for a breach under Section 5.01(e).

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

Because the transactions contemplated by the Share Exchange Agreement were not consummated, the Company is undertaking efforts to identify new commercial opportunities. The Company does not expect to generate any revenues for the foreseeable future and expects to continue to incur losses. Our independent registered public accounting firm has issued an audit opinion as of December 31, 2010, which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

Note 2.  Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $24,224,554 as of March 31, 2011, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company has expended a significant amount of cash in developing its technology and expects to incur additional losses as it continues to develop its technologies.  To date, the Company’s cash flow requirements have primarily been met by proceeds of $400,000 received pursuant to the 2010 Offering (as that term is defined in “Note 11. 2010 Offering” below) and net proceeds of $3,109,500 received pursuant to a private placement completed in September 2007. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

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

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 12. Warrants” for additional information on the Company’s stock-based compensation plans.

Fair Value

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.  Valuations based on quoted prices in active markets for identical assets or liabilities.  The Company has no assets or liabilities valued with Level 1 inputs.

Level 2.  Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  The Company has no assets or liabilities valued with Level 2 inputs.

Level 3.  Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described below in “Note 10.  Notes Payable and Convertible Notes Payable” and “Note 12. Warrants.”

Fair Value of Financial Instruments

Due to the unique nature of the terms of the Convertible Note Payable and Rayat Convertible Note, it is not practicable to determine their fair value at March 31, 2011. Please refer to “Note 10.  Notes Payable and Convertible Notes Payable” below.

The carrying value of cash and cash equivalents, note receivable, accounts payable, interest payable, accrued payroll liabilities, and other accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recently Issued and Adopted Accounting Pronouncements

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

During the three months ended March 31, 2011, the Company recorded a net loss. Therefore, the issuance of shares of common stock from the exercise of warrants would be anti-dilutive.  There are no stock options outstanding at March 31, 2011.  Excluded from the computation of diluted net loss per share for the three months ended March 31, 2011, because their effect would be anti-dilutive, are warrants to acquire 20,000,000 shares of common stock with a weighted-average exercise price of $0.03 per share and convertible notes payable and accrued interest to acquire 120,944,400 shares of common stock with a conversion price of $0.01 per share.  See “Note 10. Notes Payable and Convertible Notes Payable” below.

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

Following is the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Basic Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$(111,893)	$2,456,113

Denominator:
Weighted average number of common shares outstanding	241,487,995	201,487,995
Basic net income (loss) per share	$(0.00)	$0.01

Diluted Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$(111,893)	$2,456,113
Add: convertible notes payable interest expense and accreted discount	-	7,743
Adjusted net income (loss)	$(111,893)	$2,463,856

Denominator:
Weighted average number of common shares outstanding	241,487,995	201,487,995
Effect of dilutive securities:
Assumed conversion of convertible notes payable	-	110,752,740
Total shares	241,487,995	312,240,735
Diluted net income (loss) per share	$(0.00)	$0.01

Note 6.  Dartmouth Sponsored Research Agreement

On May 25, 2007, the Company entered into a Sponsored Research Agreement with Dartmouth College (“Dartmouth”), in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. The Sponsored Research Agreement with Dartmouth was amended on October 1, 2008, extending it to September 30, 2009.  As of September 30, 2009, Dartmouth had concluded their research and development and provided the Company with a key anti-cancer compound for glioblastoma.  The Company entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. to develop an intravenous (“IV”) formulation for its lead anti-cancer compound for glioblastoma. Further development of the IV formulation for D11B was ceased in anticipation of the SGC Acquisition.

As of March 31, 2011, the Company has paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $10,017 for reimbursement of expenses. Of the total $230,277 paid to Dartmouth, none is included in research and development expense for either of the three month periods ended March 31, 2011 and 2010.

Note 7.  Dartmouth License Agreement

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

Under the terms of the Dartmouth License Agreement, the Company was obligated to pay annual license maintenance fees to the Dartmouth Trustees, in addition to an upfront payment of $15,000 within 30 days of execution of the agreement, with such payment already having been made.  Additionally, the Company was required to make milestone payments to the Dartmouth Trustees if, and only when, specific clinical and regulatory approval milestones are achieved.

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

Pursuant to SEC Rule 24b-2, the Company submitted a request for confidential treatment of certain portions of the Dartmouth License Agreement, relating to the payment terms and certain provisions under the Dartmouth License Agreement.  The Company’s request was granted on March 9, 2009.  Accordingly, certain terms of the Dartmouth License Agreement will not be released to the public until at least August 5, 2013.

In anticipation that the Company would consummate the SGC Acquisition and pursue the exploration and development of the mineral claims held by SGC, it did not pay the $20,000 license maintenance fee that was due on September 1, 2010 pursuant to Section 5.01(e) of the Dartmouth License Agreement. Pursuant to Section 9.02 of the Dartmouth License Agreement, the Dartmouth Trustees provided the Company notice that it has terminated the Dartmouth License Agreement for a breach under Section 5.01(e).  As a result of the Company’s intention to terminate the Dartmouth License Agreement, it recorded an impairment charge of $15,000 at September 30, 2010, to write-off the previously paid license fee.

Note 8. Note Receivable

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

Note 9.  Accrued Payroll Liabilities

On March 15, 2010, Mr. Greg Wujek tendered his resignation as the Company’s President and Chief Executive Officer (“CEO”).  On June 17, 2010, Mr. Wujek tendered his resignation as one of the Company’s directors. As of his resignation date as the Company’s President and CEO, the Company owed Mr. Wujek $30,277 for salary and related payroll taxes earned, but not paid.  The Company intends to repay Mr. Wujek in full when it has the capital resources to do so. Mr. Wujek has not made any demand for payment.

Note 10.  Notes Payable and Convertible Notes Payable

Convertible Note Payable – Current

On March 2, 2010, the Company issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note.  As long as the convertible promissory note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the convertible promissory note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder. The Company did not repay the outstanding principal balance of the convertible note and the accrued interest thereon on March 1, 2011, the maturity date of the convertible note, triggering an event of default.  As a result, the Company began accruing interest on the principal balance at the annual default rate of 10%.  The note holder has not made any demand for re-payment.

Since the book value of the convertible promissory note ($40,000) divided by the number of shares to which the debt can be converted (4,000,000 shares of common stock) is $0.01 per share, which was less than the fair value of the stock at the time the debt was issued ($0.03 per share), there was a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the convertible promissory note, which reduced the book value of the convertible promissory note to not less than zero.  The Company amortized the discount using the effective interest method over the one-year life of the convertible promissory note.

During the three months ended March 31, 2011 and 2010, the Company recorded interest expense of $888 and $270, respectively, payable to the holder of the convertible promissory note.  During the three months ended March 31, 2011 and 2010, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $33,161 and $13, respectively.

At March 31, 2011, the discount on the convertible promissory note was fully amortized. Accordingly, the carrying value of the convertible promissory note was $40,000 at March 31, 2011.  At December 31, 2010, the carrying value of the convertible promissory note was $6,839, net of unamortized discount of $33,161. At March 31, 2011 and December 31, 2010, accrued interest related to the convertible promissory note was $3,719 and $2,832, respectively.

Notes Payable and Convertible Note Payable – Long Term

The Company had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  At December 31, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006, and bore interest at an annual rate of 8.5%.

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

During the three months ended March 31, 2011, the Company recorded interest expense of $22,374 payable to Mr. Rayat related to the Rayat Convertible Note. During the three months ended March 31, 2010, the Company recorded interest expense of $17,763 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note. During the three months ended March 31, 2011 and 2010, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $103 and $2, respectively.

At March 31, 2011, the carrying value of the Rayat Convertible Note was $149, net of unamortized discount of $1,067,378.  At December 31, 2010, the carrying value of the Rayat Convertible Note was $46, net of unamortized discount of $1,067,481.  At March 31, 2011 and December 31, 2010, accrued interest related to the Rayat Convertible Note was $98,198 and $75,824, respectively.

Note 11.  2010 Offering

On May 4, 2010, the Company’s registration statement on Form S-1 (the “Registration Statement”) was declared effective by the SEC, and the Company commenced its self directed public offering (the “2010 Offering”) in accordance with the Prospectus dated May 4, 2010 and included in the Registration Statement, of up to a maximum of 200,000,000 units (the "Units") of its securities at a price of $0.01 per Unit.  Each Unit consists of:

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

Note 12.  Warrants

Series B Warrants

On May 4, 2010, the Company commenced its 2010 Offering of up to a maximum of 200,000,000 Units of its securities at a price of $0.01 per Unit.  Please refer to “Note 11. 2010 Offering.”

As of March 31, 2011, there were 20,000,000 Series B Warrants outstanding, all of which were fully vested, and exercisable until May 19, 2012.

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

Except where the context otherwise requires and for purposes of this Form 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “PhytoMedical” refer to PhytoMedical Technologies, Inc., a Nevada corporation, and its consolidated subsidiaries.

Overview

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

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

Background

We were incorporated in the State of Nevada on July 25, 2001. The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”), and PolyPhenol Technologies Corporation (“PolyPhenol”).

PhytoMedical Corp. was incorporated on March 10, 2004, in the State of Nevada and has no assets and liabilities.

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

On October 22, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with SGC and its shareholders, pursuant to which we would acquire all of the issued and outstanding shares of SGC in exchange for 607,539,940 shares of our common stock (the “SGC Acquisition”).  Consummation of the transactions contemplated by the Share Exchange Agreement were subject to the satisfaction of a number of conditions, including, but not limited to, our receipt of subscriptions for an aggregate of 150,000,000 Units being offered by us as at $0.01 per unit.  If the conditions to closing were not satisfied by December 31, 2010 the Share Exchange Agreement would automatically terminate.

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

We had originally commenced our research and development activities relating to D11B, the anti-cancer compound licensed by us from Dartmouth College (“Dartmouth”), through a Sponsored Research Agreement (the “Sponsored Research Agreement”) with Dartmouth.  As of September 30, 2009, the termination date of the Sponsored Research Agreement, Dartmouth concluded its research and development activities, and provided us with, what it believes, is a key anti-cancer compound for glioblastoma, D11B. Based upon results of in vivo efficacy and toxicity tests, we had entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. (“Latitude”) to assist us in our development of an IV formulation of D11B, in order to conduct additional tests. Further development of the IV formulation for D11B was ceased in anticipation of the SGC Acquisition.

As a result of the termination of the Dartmouth License Agreement, we recorded an impairment charge of $15,000 during the quarter ended September 30, 2010 to write-off the previously paid license fee.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Operating Expenses

Below is a summary of our operating expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,		Increase/
	2011	2010	(Decrease)
Operating expense (income)
Director and management fees - related party	$17,250	$8,158	$9,092
Investor relations and marketing	1,309	3,800	(2,491)
Wages and benefits	-	(2,601,288)	2,601,288
Professional fees	30,579	103,039	(72,460)
Other operating expenses	6,194	12,130	(5,936)
Total operating expense (income)	$55,332	$(2,474,161)	$2,529,493

Director and management fees – related party

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Messrs. Amit S. Dang and Jeet S. Sidhu to our Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between us and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed our President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as our Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang receives compensation of $5,000 per month during the term of the Executive Services Agreement.  We may terminate the Executive Services Agreement at any time with or without cause. During the three months ended March 31, 2011, we incurred $15,000 pursuant to the Executive Services Agreement.

Until May 31, 2010, non-employee Board members received $250 per month for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  The Board approved an increase, effective June 1, 2010, in non-employee Board fees to $750 per month.

During the three months ended March 31, 2011, we incurred $2,250 in non-employee director fees.

During the three months ended March 31, 2010, we incurred $1,700 in non-employee director fees and stock compensation of $6,458 recorded for stock options granted to three non-employee directors on March 15, 2010 and vesting over time.

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

The decrease in investor relations and marketing during the three months ended March 31, 2011 compared to the prior year is due to the cost of the press release announcing the appointment of Dr. James Lynch as our President and Chief Executive Officer, effective March 15, 2010. My Lynch subsequently resigned, effective May 31, 2010.

Wages and benefits

We did not incur any wages and benefits expense during the three months ended March 31, 2011. Please refer to “Director and management fees – related party” above for amounts paid to Mr. Dang, our consultant President, Chief Executive Officer, and Chief Financial Officer.

During the three months ended March 31, 2010, we incurred $8,904 in wages and benefits expense for services rendered by Dr. Lynch and $50,997 in wages and benefits expense for services rendered by Mr. Wujek, both of whom served as our former President, Chief Executive Officer, and each as one of our Directors.  Mr. Wujek resigned as our President and Chief Executive Officer, effective March 15, 2010, and as one of our directors, effective June 17, 2010. Simultaneously with his resignation as our President and Chief Executive Officer, the employment agreement between us and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek, none of which had vested, were forfeited upon his resignation and termination of employment.  Accordingly, during the three months ended March 31, 2010, we recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $2,667,500.  The three months ended March 31, 2011 also includes stock compensation of $6,311 for the amortization of the fair value of a stock option granted to Dr. Lynch to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share. The stock option granted to Dr. Lynch was subsequently forfeited upon him tendering his resignation, effective May 31, 2010. We recorded a reversal of stock compensation of $6,311 during the following three month period ended June 30, 2010.

Professional fees

Professional fees primarily consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

Professional fees decreased $72,460 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, substantially due to a decrease in legal fees of approximately $53,800. Legal fees during the prior year include fees related to the preparation and filing of our Form S-1, execution of stock option agreements for stock options granted on March 15, 2010, to Dr. Lynch and non-employee directors, and services rendered related to the resignation of Mr. Wujek and the appointment of Dr. Lynch. Also contributing to the decrease in professional fees are decreases in accounting and audit related fees of approximately $11,500 and a decrease in SEC filing costs of approximately $6,800. These fees were higher during the prior year due to the filing of our Form S-1, fees incurred as a result of changes in the composition of our executive team and Board of Directors, including the filing of various Forms 8-K, and for services performed in connection with the MOI between us and Standard Gold Corp.

Other operating expenses

Other operating expenses include patent application fees, license related fees, travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

Other operating expenses decreased $5,936 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, substantially due to a reduction in printing and mailing costs of approximately $6,600. During the prior year, we distributed an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, whereby in January 2010, we informed our investors that certain of our stockholders, representing a majority of our issued and outstanding shares of common stock, voted to increase the number of authorized shares of common stock issuable from 300,000,000 to 2,000,000,000. Offsetting this decrease in other operating expenses is an increase in rent expense of approximately $1,900 for additional office space leased by Mr. Dang in Southfield, Michigan.

Other expense

Below is a summary of our other expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010	Change
Other expense
Interest expense	$(56,526)	$(18,048)	$(38,478)
Foreign exchange loss	(35)	-	(35)
Total other expense	$(56,561)	$(18,048)	(38,513)

Interest expense

Interest expense for the three months ended March 31, 2011, represents interest accrued of $22,374 on the $1,067,527 convertible note payable to Mr. Harmel S. Rayat, interest accrued of $888 on the $40,000 convertible note payable to a non-affiliated third party, and $33,264 for the accretion of the discount on the convertible notes payable.

Interest expense for the three months ended March 31, 2010, represents interest accrued of $17,763 on the $750,000 note payable (from January 1 through February 28, 2010) and $1,067,527 convertible note payable (from March 1 through March 31, 2010) to Mr. Harmel S. Rayat, interest accrued of $270 on the $40,000 convertible note payable to a non-affiliated third party, and $15 for the accretion of the discount on the convertible notes payable.

Please refer to “Note 10. Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements contained in this Form 10-Q for the terms of the note payable and convertible notes payable discussed in the preceding paragraphs.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $24,224,554 through March 31, 2011, and do not have positive cash flows from operating activities.  Additionally, we have expended a significant amount of cash in developing our technology.  We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At March 31, 2011, we had cash and cash equivalents of $10,634. We have financed our operations primarily from $400,000 received pursuant to the 2010 Offering (see “2010 Offering” below) and a private placement completed in September 2007, raising net proceeds of $3,109,500.

Net cash used in operating activities was $63,917 for the three months ended March 31, 2011, compared to $71,256 for the same period in 2010.  The decrease of $7,339 in cash used in operating activities was substantially due to decreases in payments made for wages and benefits (see “Wages and Benefits” above), offset by increases in professional fees (see “Professional Fees” above) and director and management fees – related party (see “Director and Management Fees – Related Party” above).

Net cash provided by investing activities was $30,000 for the three months ended March 31, 2011, compared to $0 for the same period in 2010.  On August 25, 2010, pursuant to the MOI with SGC, we loaned SGC $30,000 so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

Net cash provided by financing activities was $0 for the three months ended March 31, 2011 compared to $40,000 for the same period in 2010.  On March 2, 2010 we issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note.  Please refer to “Note 10.  Notes Payable and Convertible Notes Payable” in the notes to the consolidated financial statements contained in this Form 10-Q.

2010 Offering

On May 4, 2010, our registration statement on Form S-1 (the “Registration Statement”) was declared effective by the SEC, and we commenced our self directed public offering (the “2010 Offering”) in accordance with the Prospectus dated May 4, 2010 and included in the Registration Statement, of up to a maximum of 200,000,000 units (the “Units”) of our securities at a price of $0.01 per Unit.  Each Unit consists of:

•	one (1) share of our common stock, $0.00001 par value per share; and,

•	one-half of one Series B Warrant (collectively, the “Series B Warrants”).

Each full Series B Warrant entitles the holder to purchase one additional share of our common stock at an exercise price of $0.03 per share, expiring two (2) years from the date of issuance of the Series B Warrants.

The 2010 Offering was a self directed public offering, without any involvement of underwriters or broker-dealers.  The 2010 Offering terminated on October 31, 2010.

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

Convertible Note Payable – Current

On March 2, 2010, we issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the convertible promissory note.  As long as the convertible promissory note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the convertible promissory note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of our common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder. We did not repay the outstanding principal balance of the convertible note and the accrued interest thereon on March 1, 2011, the maturity date of the convertible note, triggering an event of default.  As a result, we began accruing interest on the principal balance at the annual default rate of 10%.  The note holder has not made any demand for re-payment.

Since the book value of the convertible promissory note ($40,000) divided by the number of shares to which the debt can be converted (4,000,000 shares of common stock) is $0.01 per share, which was less than the fair value of the stock at the time the debt was issued ($0.03 per share), there was a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the convertible promissory note, which reduced the book value of the convertible promissory note to not less than zero.  We amortized the discount using the effective interest method over the one-year life of the convertible promissory note.

During the three months ended March 31, 2011 and 2010, we recorded interest expense of $888 and $270, respectively, payable to the holder of the convertible promissory note.  During the three months ended March 31, 2011 and 2010, we recorded interest expense related to the accretion of the discount on the convertible promissory note of $33,161 and $13, respectively.

At March 31, 2011, the discount on the convertible promissory note was fully amortized. Accordingly, the carrying value of the convertible promissory note was $40,000 at March 31, 2011.  At December 31, 2010, the carrying value of the convertible promissory note was $6,839, net of unamortized discount of $33,161. At March 31, 2011 and December 31, 2010, accrued interest related to the convertible promissory note was $3,719 and $2,832, respectively.

Notes Payable and Convertible Note Payable – Long Term

We had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, we terminated this loan agreement with Mr. Rayat.  At December 31, 2009, we had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006, and bore interest at an annual rate of 8.5%.

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

During the three months ended March 31, 2011, we recorded interest expense of $22,374 payable to Mr. Rayat related to the Rayat Convertible Note. During the three months ended March 31, 2010, we recorded interest expense of $17,763 payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note. During the three months ended March 31, 2011 and 2010, we recorded interest expense related to the accretion of the discount on the convertible promissory note of $103 and $2, respectively.

At March 31, 2011, the carrying value of the Rayat Convertible Note was $149, net of unamortized discount of $1,067,378.  At December 31, 2010, the carrying value of the Rayat Convertible Note was $46, net of unamortized discount of $1,067,481.  At March 31, 2011 and December 31, 2010, accrued interest related to the Rayat Convertible Note was $98,198 and $75,824, respectively.

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

Other Contractual Obligations

As of March 31, 2011, we have the following contractual obligations: the Rayat Convertible Note of $1,067,527, the short term convertible note in the principal amount of $40,000, accrued interest of $101,917, $30,277 for accrued payroll owed to Mr. Wujek, $188 owed to a third party for investor and shareholder relations services, and $715 related to the three month operating lease agreement we have for our office space in Southfield, Michigan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our consolidated financial statements.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6.   Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation(1)

3.2	By Laws(1)

4.1	Form of Subscription Agreement(1)

4.2	Form of Series B Warrant(1)

10.1	Employment Agreement with James F. Lynch dated March 15, 2010 (1)

10.2	Stock Option Agreement with James F. Lynch dated March 15, 2010 (1)

10.3	Convertible Promissory Note dated March 1, 2010 in the original principal amount of $1,067,527.40 (1)

10.4	Convertible Promissory Note dated March 2, 2010 in the original principal amount of $40,000 (1)

10.5	Amendment No. 1 dated April 12, 2010 to the March 1, 2010 Promissory Note in the original principal amount of $1,067,527.40 (1)

10.6	Amendment No. 1 dated April 12, 2010 to the March 2, 2010 Promissory Note in the original principal amount of $40,000 (1)

10.7	Contract Interim Executive-Services Agreement dated June 3, 2010 between the Company and Amit S. Dang (2)

10.8	Memorandum of Intent dated August 25, 2010, between the Company and Standard Gold Corp. (3)

10.9	Bridge Loan Agreement and Promissory Note dated August 25, 2010, between the Company and Standard Gold Corp. (3)

10.10
Termination Agreement and Mutual Release, dated as of December 24, 2010 by and among PhytoMedical Technologies, Inc., Standard Gold Corp. the shareholders of Standard Gold Corp, and Sierchio & Company, LLP (4)

10.11	Letter from Dartmouth College dated January 20, 2011, terminating the Exclusive License Agreement dated September 1, 2008 between Dartmouth College and PhytoMedical Technologies, Inc. (4)

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form S-1/A as filed with the Commission on April 26, 2010.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2010 as filed with the Commission on August 13, 2010.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2010, as filed with the Commission on October 21, 2010.

(4)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Commission on March 28, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

PhytoMedical Technologies, Inc. (Registrant)

May 16, 2011	By:	/s/ Amit S. Dang
Amit S. Dang
President, Chief Executive Officer,
Chief Financial Officer, Director