Form 10-Q
period 2011-06-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2011-08-15
CIK 1002422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 241,487,995 shares of common stock, par value $0.00001, were outstanding on August 9, 2011.

PHYTOMEDICAL TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2011

Table of Contents

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$39,445	$44,551
Note receivable	-	30,000
Prepaid expenses and other current assets	7,559	6,377
Total assets	$47,004	$80,928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$82,903	$77,138
Interest payable	954	2,832
Convertible note payable, net of unamortized discount of $0 and $33,161	100,000	6,839
Accrued payroll liabilities	30,277	30,277
Total current liabilities	214,134	117,086

Long term liabilities
Convertible note payable, net of unamortized discount of $1,067,050 and $1,067,481	477	46
Interest payable	120,821	75,824
Total long term liabilities	121,298	75,870

Total liabilities	335,432	192,956

Commitments and Contingencies

Stockholders' equity (deficit)
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock: $0.00001 par value; 2,000,000,000 authorized, 241,487,995 shares issued and outstanding at June 30, 2011 and December 31, 2010	2,415	2,415
Additional paid-in capital	23,998,218	23,998,218
Accumulated deficit	(24,289,061)	(24,112,661)
Total stockholders' equity (deficit)	(288,428)	(112,028)

Total liabilities and stockholders' equity (deficit)	$47,004	$80,928

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-

Operating expense (income)
Director and management fees - related party	8,250	6,792	25,500	14,950
Investor relations and marketing	1,287	3,962	2,596	7,762
Wages and benefits, net of reversal of stock-based compensation of $2,667,500 during the six months ended June 30, 2010	-	34,919	-	(2,566,368)
Research and development	-	3,800	-	3,800
Professional fees	24,506	57,293	55,085	160,330
Other operating expenses	5,978	24,262	12,172	36,392
Total operating expense (income)	40,021	131,028	95,353	(2,343,134)

Income (loss) from operations	(40,021)	(131,028)	(95,353)	2,343,134

Other expense
Interest expense	(24,486)	(23,663)	(81,012)	(41,712)
Foreign exchange loss	-	-	(35)	-
Total other expense	(24,486)	(23,663)	(81,047)	(41,712)

Net income (loss)	$(64,507)	$(154,691)	$(176,400)	$2,301,422

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average number of common shares outstanding
Basic	241,487,995	219,949,533	241,487,995	210,769,763
Diluted	241,487,995	219,949,533	241,487,995	322,345,245

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND THE YEAR ENDED DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009	201,487,995	$2,015	$25,152,591	$(26,140,372)	$(985,766)

Stock based compensation expense	-	-	12,768	-	12,768

Reversal of stock based compensation due to forfeiture of stock options	-	-	(2,674,268)	-	(2,674,268)

Beneficial conversion feature on convertible notes payable	-	-	1,107,527	-	1,107,527

Issuance of common stock related to the 2010 Offering	40,000,000	400	399,600	-	400,000

Net income, year ended December 31, 2010	-	-	-	2,027,711	2,027,711

Balance, December 31, 2010	241,487,995	2,415	23,998,218	(24,112,661)	(112,028)

Net loss, six months ended June 30, 2011	-	-	-	(176,400)	(176,400)

Balance, June 30, 2011	241,487,995	$2,415	$23,998,218	$(24,289,061)	$(288,428)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Expressed in U.S. Dollars)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(176,400)	$2,301,422
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accreted discount on convertible debt	33,592	208
Stock based compensation	-	12,769
Reversal of stock based compensation due to forfeiture of stock options	-	(2,674,268)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(1,182)	(22,123)
Increase in accounts payable	5,765	54,648
Increase in interest payable	43,119	41,503
Increase in accrued payroll liabilities	-	40,277
Net cash used in operating activities	(95,106)	(245,564)

Cash flows from investing activity
Re-payment pursuant to the collection of note receivable	30,000	-
Net cash provided by investing activity	30,000	-

Cash flows from financing activities
Allocated proceeds from issuance of common stock	-	289,856
Allocated proceeds from issuance of warrants attached to issuance of common stock	-	110,144
Proceeds from convertible note payable to stockholder	100,000	40,000
Re-payment of convertible note payable to stockholder	(40,000)	-
Net cash provided by financing activities	60,000	440,000

Increase (decrease) in cash and cash equivalents	(5,106)	194,436

Cash and cash equivalents at beginning of period	44,551	75,291
Cash and cash equivalents at end of period	$39,445	$269,727

Supplemental disclosure of cash flow information:
Interest paid in cash	$4,300	$-
Income tax paid in cash	$-	$-
Notes payable and accrued interest converted to convertible note payable	$-	$1,067,527
Debt discount recorded for beneficial conversion feature	$-	$1,107,527

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011
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

PhytoMedical Corp. was incorporated on March 10, 2004 in the State of Nevada and has no assets or liabilities.

PolyPhenol was incorporated on August 24, 2004 in the State of Nevada and has no assets or liabilities.

Since its incorporation, the Company focused its efforts on the development of new technologies (in particular pharmaceutical technologies and products) and, where warranted, the acquisition of rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

In June 2010, the Company’s Board of Directors determined that it was in its shareholders best interest to refocus its business activities in a manner which may more fully enhance shareholder value. As a result, on August 25, 2010, the Company entered into a non-binding Memorandum of Intent (the “MOI”) with Standard Gold Corp., a Nevada corporation engaged in the exploration of precious metals in the western United States on properties that may contain economic concentrations of mineralization (“SGC”), relating to continuing discussions and the negotiation of a definitive agreement regarding its possible acquisition of all of the issued and outstanding shares of SGC.

Pursuant to the MOI, the Company loaned SGC $30,000 (the “SGC Loan”) so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

On October 22, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with SGC and its shareholders, pursuant to which the Company would acquire all of the issued and outstanding shares of SGC in exchange for 607,539,940 shares of the Company’s common stock (the “SGC Acquisition”).  However, each of the parties to the Share Exchange Agreement, no longer believing that the conditions to closing of the transactions contemplated by the Share Exchange Agreement could be satisfied, entered into the Termination Agreement and Mutual Release (the “Termination Agreement”), dated as of December 24, 2010.

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

The Company is undertaking efforts to identify new commercial opportunities. The Company does not expect to generate any revenues for the foreseeable future and expects to continue to incur losses. The Company’s independent registered public accounting firm has issued an audit opinion as of December 31, 2010, which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

Note 2.  Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $24,289,061 as of June 30, 2011, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company has expended a significant amount of cash in developing its technology and expects to incur additional losses as it continues to develop its technologies.  To date, the Company’s cash flow requirements have primarily been met by proceeds of $400,000 received pursuant to the 2010 Offering (as that term is defined in “Note 11. 2010 Offering” below), the issuance of convertible notes payable to stockholders, and net proceeds of $3,109,500 received pursuant to a private placement completed in September 2007. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any other interim period.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

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

Fair Value of Financial Instruments

Due to the unique nature of the terms of the Sidhu Convertible Note, Convertible Note Payable, and Rayat Convertible Note, it is not practicable to determine their fair value at June 30, 2011. Please refer to “Note 10.  Notes Payable and Convertible Notes Payable” below.

The carrying value of cash and cash equivalents, accounts payable, interest payable, and accrued payroll liabilities, approximate their fair value because of the short-term nature of these instruments and their liquidity.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

During the three and six months ended June 30, 2011 and the three months ended June 30, 2010, the Company recorded a net loss. Therefore, the issuance of shares of common stock from the exercise of stock options and warrants would be anti-dilutive.  There are no stock options outstanding at June 30, 2011.  Excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2011, because their effect would be anti-dilutive, are warrants to acquire 20,000,000 shares of common stock with a weighted-average exercise price of $0.03 per share and convertible notes payable and accrued interest to acquire 128,930,200 shares of common stock with a conversion price of $0.01 per share.  See “Note 10. Notes Payable and Convertible Notes Payable” below.

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

Following is the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$(64,507)	$(154,691)	$(176,400)	$2,301,422

Denominator:
Weighted average number of common shares outstanding	241,487,995	219,949,533	241,487,995	210,769,763

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.01

Diluted Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$(64,507)	$(154,691)	$(176,400)	$2,301,422
Add: convertible notes payable interest expense and accreted discount	-	-	-	31,407
Adjusted net income (loss)	$(64,507)	$(154,691)	$(176,400)	$2,332,829

Denominator:
Weighted average number of common shares outstanding	241,487,995	219,949,533	241,487,995	210,769,763
Effect of dilutive securities:
Warrants	-	-	-	822,742
Assumed conversion of convertible notes payable	-	-	-	110,752,740
Total shares	241,487,995	219,949,533	241,487,995	322,345,245

Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.01

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

As of June 30, 2011, the Company has paid $220,260 pursuant to the Sponsored Research Agreement with Dartmouth and $10,017 for reimbursement of expenses. Of the total $230,277 paid to Dartmouth, $3,800 is included in research and development expense for both of the three and six month periods ended June 30, 2010. The Company did not record any research and development expense during the three and six months ended June 30, 2011.

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

Under the terms of the Dartmouth License Agreement, the Company was obligated to pay annual license maintenance fees to the Dartmouth Trustees, in addition to an upfront payment of $15,000 within 30 days of execution of the agreement, with such payment already having been made.  Additionally, the Company was required to make milestone payments to the Dartmouth Trustees if, and only when, specific clinical and regulatory approval milestones were achieved.

In anticipation that the Company would consummate the SGC Acquisition and pursue the exploration and development of the mineral claims held by SGC, it did not pay the $20,000 license maintenance fee that was due on September 1, 2010 pursuant to Section 5.01(e) of the Dartmouth License Agreement. Pursuant to Section 9.02 of the Dartmouth License Agreement, the Dartmouth Trustees provided the Company notice that it terminated the Dartmouth License Agreement for a breach under Section 5.01(e).  As a result of the Company’s intention to terminate the Dartmouth License Agreement, it recorded an impairment charge of $15,000 at September 30, 2010, to write-off the previously paid license fee.

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

Note 10.  Notes Payable and Convertible Notes Payable

Convertible Notes Payable – Current

Sidhu Convertible Note

On May 20, 2011, the Company issued a one year convertible promissory note in the amount of $100,000 to Mr. Jeet Sidhu (the “Sidhu Convertible Note”), one of the Company’s non-employee directors.  The Sidhu Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Sidhu Convertible Note.  As long as the Sidhu Convertible Note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Sidhu Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Sidhu Convertible Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder. The issuance of the Sidhu Convertible Note did not result in a beneficial conversion feature.

During the three months ended June 30, 2011, the Company recorded interest expense of $954 payable to Mr. Sidhu related to the Sidhu Convertible Note.  At June 30, 2011, accrued interest related to the Sidhu Convertible Note was $954.

Convertible Note Payable

On March 2, 2010, the Company issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bore interest at the rate of 8.5% per annum, which interest was accrued and payable on the maturity date of the convertible promissory note.  As long as the convertible promissory note remained outstanding and not fully paid, the holder had the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the convertible promissory note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increased to 10% and was due on demand. Certain events of default result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder. The Company did not repay the outstanding principal balance of the convertible note and the accrued interest thereon on March 1, 2011, the maturity date of the convertible note, triggering an event of default.  As a result, the Company began accruing interest on the principal balance at the annual default rate of 10%.  On May 23, 2011, the Company repaid to the note holder the principal balance of the Convertible Promissory Note and the related accrued interest of $4,300.

Since the book value of the convertible promissory note ($40,000) divided by the number of shares to which the debt could be converted (4,000,000 shares of common stock) was $0.01 per share, which was less than the fair value of the stock at the time the debt was issued ($0.03 per share), there was a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the convertible promissory note, which reduced the book value of the convertible promissory note to not less than zero.  The Company amortized the discount using the effective interest method over the one-year life of the convertible promissory note.

During the three and six months ended June 30, 2011, the Company recorded interest expense of $581 and $1,469, respectively, payable to the holder of the convertible promissory note.  During the three and six months ended June 30, 2011, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $0 and $33,161, respectively.

During the three and six months ended June 30, 2010, the Company recorded interest expense of $847 and $1,118, respectively, payable to the holder of the convertible promissory note.  During the three and six months ended June 30, 2010, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $186 and $199.

As of June 30, 2011, the discount on the convertible promissory note was fully amortized and the convertible promissory note and related accrued interest had been re-paid in full. At December 31, 2010, the carrying value of the convertible promissory note was $6,839, net of unamortized discount of $33,161. At June 30, 2011 and December 31, 2010, accrued interest related to the convertible promissory note was $0 and $2,832, respectively.

Notes Payable and Convertible Note Payable – Long Term

The Company had arranged with Mr. Harmel S. Rayat, its former Chief Financial Officer, Director, and majority shareholder of the Company, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, Mr. Rayat and the Company terminated this loan agreement.  At December 31, 2009, the Company had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006, and bore interest at an annual rate of 8.5%.

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

During the three and six months ended June 30, 2011, the Company recorded interest expense of $22,623 and $44,997, respectively, payable to Mr. Rayat related to the Rayat Convertible Note. During the three and six months ended June 30, 2011, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $328 and $431, respectively.

During the three and six months ended June 30, 2010, the Company recorded interest expense of $22,623 and $40,386, respectively, payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  During the three and six months ended June 30, 2010, the Company recorded interest expense related to the accretion of the discount on the Rayat Convertible Note of $7 and $9, respectively.

At June 30, 2011, the carrying value of the Rayat Convertible Note was $477, net of unamortized discount of $1,067,050.  At December 31, 2010, the carrying value of the Rayat Convertible Note was $46, net of unamortized discount of $1,067,481.  At June 30, 2011 and December 31, 2010, accrued interest related to the Rayat Convertible Note was $120,821 and $75,824, respectively.

Note 11.  2010 Offering

On May 4, 2010, the Company’s registration statement on Form S-1 (the “Registration Statement”) was declared effective by the SEC, and the Company commenced its self directed public offering (the “2010 Offering”) in accordance with the Prospectus dated May 4, 2010 and included in the Registration Statement, of up to a maximum of 200,000,000 units (the “Units”) of its securities at a price of $0.01 per Unit.  Each Unit consists of:

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

As of June 30, 2011, there were 20,000,000 Series B Warrants outstanding, all of which were fully vested, and exercisable until May 19, 2012.

Note 13.  Related Party Transactions

Director and Management fees- related party

On June 3, 2010, pursuant to the terms of an Interim Executive Services Agreement between the Company and Mr. Amit S. Dang (the “Executive Services Agreement”), Mr. Dang was appointed the Company’s President and Chief Executive Officer and received compensation of $5,000 per month during the term of the Executive Services Agreement.  Effective April 1, 2011, Mr. Dang agreed to a curtailment in compensation to $2,500 per month during the remaining term of the Executive Services Agreement.  We may terminate the Executive Services Agreement at any time with or without cause. During the three and six months ended June 30, 2011, we incurred $7,500 and $22,500, respectively, pursuant to the Executive Services Agreement. During both of the three and six month periods ended June 30, 2010, we incurred $5,000 pursuant to the Executive Services Agreement.

Effective April 1, 2011, compensation for non-employee Board members was reduced from $750 to $250 per month.

Sidhu Convertible Note

On May 20, 2010, the Company issued a one year convertible promissory note in the amount of $100,000 to Mr. Jeet Sidhu, one of the Company’s non-employee directors.  Please refer to “Note 10.  Notes Payable and Convertible Notes Payable” for the terms of the Sidhu Convertible Note.

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

PhytoMedical Corp. was incorporated on March 10, 2004, in the State of Nevada and has no assets or liabilities.

PolyPhenol was incorporated on August 24, 2004, in the State of Nevada and has no assets or liabilities.

Since our incorporation we have focused our activities on the development of new technologies (in particular pharmaceutical technologies and products) and, where warranted, acquisition of rights to obtain licenses to technologies and products that are being developed by third parties, primarily universities and government agencies, through sponsored research and development agreements.

In June 2010, our Board of Directors determined that it was in our shareholders best interest to refocus our business in activities in a manner which may more fully enhance shareholder value.   As a result, on August 25, 2010, we entered into a non-binding Memorandum of Intent (the “MOI”) with Standard Gold Corp., a Nevada corporation a natural resource exploration company engaged in the exploration of precious metals in the western United States on properties that may contain economic concentrations of mineralization (“SGC”), relating to continuing discussions and the negotiation of a definitive agreement regarding our possible acquisition of all of the issued and outstanding shares of SGC.

Pursuant to the MOI, we loaned SGC $30,000 (the “SGC Loan”) so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

On October 22, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with SGC and its shareholders, pursuant to which we would acquire all of the issued and outstanding shares of SGC in exchange for 607,539,940 shares of our common stock (the “SGC Acquisition”).  However, each of the parties to the Share Exchange Agreement, no longer believing that the conditions to closing of the transactions contemplated by the Share Exchange Agreement in fact could be satisfied, entered into a Termination Agreement and Mutual Release (the “Termination Agreement”), dated as of December 24, 2010.

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

We are currently undertaking efforts to identify new commercial opportunities. We do not expect to generate any revenues for the foreseeable future and expect to continue to incur losses. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

Operating Expenses

Below is a summary of our operating expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)

Operating expense (income)
Director and management fees - related party	$8,250	$6,792	$1,458	$25,500	$14,950	$10,550
Investor relations and marketing	1,287	3,962	(2,675)	2,596	7,762	(5,166)
Wages and benefits	-	34,919	(34,919)	-	(2,566,368)	2,566,368
Research and development	-	3,800	(3,800)	-	3,800	(3,800)
Professional fees	24,506	57,293	(32,787)	55,085	160,330	(105,245)
Other operating expenses	5,978	24,262	(18,284)	12,172	36,392	(24,220)
Total operating expense (income)	$40,021	$131,028	$(91,007)	$95,353	$(2,343,134)	$2,438,487

Director and Management fees – Related Party

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Messrs. Amit S. Dang and Jeet S. Sidhu to our Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between us and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed our President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as our Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang received compensation of $5,000 per month through March 31, 2011. Effective April 1, 2011, Mr. Dang agreed to a curtailment in compensation to $2,500 per month during the remaining term of the Executive Services Agreement.  We may terminate the Executive Services Agreement at any time with or without cause. During the three and six months ended June 30, 2011, we incurred $7,500 and $22,500, respectively, pursuant to the Executive Services Agreement. During both of the three and six month periods ended June 30, 2010, we incurred $5,000 pursuant to the Executive Services Agreement.

Until May 31, 2010, non-employee Board members received $250 per month for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  The Board approved an increase, effective June 1, 2010, in non-employee Board fees to $750 per month. Effective April 1, 2011, non-employee board compensation was reduced to $250 per month.

During the three months ended June 30, 2011 and 2010, we incurred $750 and $2,250, respectively, in non-employee director fees. During the three months ended June 30, 2010, we also recorded a reversal of stock compensation of $458 for the forfeiture of stock options upon resignation by certain directors.

During the six months ended June 30, 2011 and 2010, we incurred $3,000 and $3,950, respectively, in non-employee director fees. Additionally, during the six months ended June 30, 2010, we recognized $6,000 in stock compensation (net of the reversal of stock compensation discussed in the preceding paragraph) for stock options previously granted to directors and vesting over time

Investor Relations and Marketing

Marketing and investor relations costs represent fees paid to publicize our technologies within the industry and investor community with the purpose of increasing company recognition. We utilize various third parties to manage our investor relations and facilitate our marketing programs, to increase company recognition and branding, and to provide shareholder communications.

The decrease in investor relations and marketing during the three months ended June 30, 2011 compared to the same period in 2010 is substantially due to $2,675 incurred in the prior year for the press release announcing that we signed a letter of intent with a leading Chinese research organization to conduct IND-enabling studies on our anti-cancer compound for glioblastoma, D11B that was developed under our previous Sponsored Research Agreement with Dartmouth.

The decrease in investor relations and marketing during the six months ended June 30, 2011 compared to the same period in 2010 is substantially due to $5,350 incurred for the press release described in the preceding paragraph and the announcement of the appointment of Dr. James Lynch as our President and Chief Executive Officer, effective March 15, 2010 (Dr. Lynch subsequently resigned as one of our Directors and from all executive officer positions, effective May 31, 2010).

Wages and Benefits

We did not incur any wages and benefits expense during the three and six months ended June 30, 2011. Please refer to “Director and management fees – related party” above for amounts paid to Mr. Dang, our consultant President, Chief Executive Officer, and Chief Financial Officer.

During the three months ended June 30, 2010, we incurred $41,230 in wages and benefits expense for services rendered by Dr. Lynch and we recorded the reversal of stock compensation of $6,311 for the forfeiture of stock options when Dr. Lynch resigned as our President and from all executive officer positions, effective May 31, 2010.

During the six months ended June 30, 2010, we incurred $50,135 in wages and benefits expense for services rendered by Dr. Lynch and $50,997 in wages and benefits expense for services rendered by Mr. Greg Wujek, our former President, Chief Executive Officer, and Director.   Mr. Wujek resigned as our President and Chief Executive Officer, effective March 15, 2010 and as one of our directors, effective June 17, 2010. Simultaneously with his resignation as our President and Chief Executive Officer, the employment agreement between us and Mr. Wujek was terminated and all of the 2,000,000 stock options previously granted to Mr. Wujek, none of which had vested, were forfeited upon his resignation and termination of employment.  Accordingly, during the six months ended June 30, 2010, we recorded a reversal of stock compensation expense previously recorded for the fair value of Mr. Wujek’s stock options of $2,667,500.  The six months ended June 30, 2010 also includes stock compensation of $6,311 for the amortization of the fair value of a stock option granted to Dr. Lynch to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share. The stock option granted to Dr. Lynch was subsequently forfeited upon him tendering his resignation, effective May 31, 2010. We recorded a reversal of stock compensation of $6,311 during the same six month period ending June 30, 2010 for a net $0 impact to the consolidated financial statements during this period.

Research and Development

Research and development expense for the three and six months ended June 30, 2010 consists of payments made to a third party for the development of our D11B compound.

Professional Fees

Professional fees primarily consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

Professional fees decreased $32,787 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, substantially due to a decrease in legal fees of approximately $14,300. Legal fees during the prior year include fees related to the preparation and filing of our Form S-1, fees incurred as a result of changes in the composition of our executive team and Board of Directors, and services performed in connection with the receipt of $400,000 pursuant to the 2010 Offering. Also contributing to the decrease in professional fees are decreases in accounting and audit related fees of approximately $6,000 and a decrease in SEC filing costs of approximately $7,300. These fees were higher during the prior year due to the filing of our Form S-1 and related correspondence in addition to various Form 8-K’s.

Professional fees decreased $105,245 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, substantially due to a decrease in legal fees of approximately $68,200. Legal fees during the prior year include fees related to the preparation and filing of our Form S-1, fees incurred as a result of changes in the composition of our executive team and Board of Directors, execution of stock option agreements, and services performed in connection with the receipt of $400,000 pursuant to the 2010 Offering. Also contributing to the decrease in professional fees are decreases in accounting and audit related fees of approximately $17,500 and a decrease in SEC filing costs of approximately $14,100. These fees were higher during the prior year due to the filing of our Form S-1, fees incurred as a result of changes in the composition of our executive team and Board of Directors, including the filing of various Forms 8-K, and for services performed in connection with the receipt of $400,000 pursuant to the 2010 Offering and the MOI between us and Standard Gold Corp.

Other Operating Expenses

Other operating expenses include patent application fees, license related fees, travel and entertainment, rent, office supplies, printing and mailing, information technology related fees and other administrative costs.

Other operating expenses decreased $18,284 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, substantially due to decreases in patent filing fees of approximately $3,700 and travel related expenses of approximately $13,500. Significant travel related expenses were incurred in the prior year as a result of changes in the composition of our executive team and Board of Directors as well as the facilitation of the sale of Units pursuant to our 2010 Offering.

Other operating expenses decreased $24,220 for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, substantially due to a reduction in printing and mailing costs of approximately $6,500, patent filing fees of approximately $4,300, and travel related expenses of approximately $13,600. During the prior year, we distributed an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, whereby in January 2010, we informed our investors that certain of our stockholders, representing a majority of our issued and outstanding shares of common stock, voted to increase the number of authorized shares of common stock issuable from 300,000,000 to 2,000,000,000. Offsetting these decreases in other operating expenses is an increase in rent expense of approximately $3,600 for additional office space leased by Mr. Dang in Southfield, Michigan.

Other expense

Below is a summary of our other expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Other expense
Interest expense	$(24,486)	$(23,663)	$(823)	$(81,012)	$(41,712)	$(39,300)
Foreign exchange loss	-	-	-	(35)	-	(35)
Total other expense	$(24,486)	$(23,663)	(823)	$(81,047)	$(41,712)	(39,335)

Interest expense

Interest expense for the three months ended June 30, 2011, represents interest accrued of $22,623 on the $1,067,527 convertible note payable to Mr. Harmel S. Rayat, interest accrued of $581 on a $40,000 convertible note payable to a non-affiliated third party, interest accrued of $954 on the $100,000 Sidhu Convertible Note, and $328 for the accretion of the discount on the Rayat Convertible Note.

Interest expense for the three months ended June 30, 2010 represents interest accrued of $22,623 on the Rayat Convertible Note, interest accrued of $847 on a $40,000 convertible note payable to a non-affiliated third party, and $193 for the accretion of the discount on the convertible notes payable.

Interest expense for the six months ended June 30, 2011, represents interest accrued of $44,997 on the Rayat Convertible Note, interest accrued of $1,469 on a $40,000 convertible note payable to a non-affiliated third party, interest accrued of $954 on the $100,000 Sidhu Convertible Note, and $33,592 for the accretion of the discount on the convertible notes payable.

Interest expense for the six months ended June 30, 2010, represents interest accrued of $40,386 on a $750,000 note payable (from January 1 through February 28, 2010) and Rayat Convertible Note (from March 1 through June 30, 2010), interest accrued of $1,118 on a $40,000 convertible note payable to a non-affiliated third party, and $208 for the accretion of the discount on the convertible notes payable.

Please refer to “Convertible Notes Payable – Current” and “Notes Payable and Convertible Note Payable – Long Term” below for the terms and conditions of the notes discusses in the preceding paragraphs.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $24,289,061 through June 30, 2011, and do not have positive cash flows from operating activities.  Additionally, we have expended a significant amount of cash in developing our technology.  We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At June 30, 2011, we had cash and cash equivalents of $39,445. We have financed our operations primarily from $400,000 received pursuant to the 2010 Offering (see “2010 Offering” below), the issuance of convertible notes payable to stockholders (see “Convertible Notes Payable – Current” and “Notes Payable and Convertible Note Payable – Long Term” below), and net proceeds of $3,109,500 received pursuant to a private placement completed in September 2007.

Net cash used in operating activities was $95,106 for the six months ended June 30, 2011, compared to $245,564 for the same period in 2010.  The decrease of $150,458 in cash used in operating activities was primarily due to decreases in payments made for wages and benefits (see “Wages and Benefits” above) and professional fees (see “Professional Fees” above).

Net cash provided by investing activities was $30,000 for the six months ended June 30, 2011, compared to $0 for the same period in 2010.  On August 25, 2010, pursuant to the MOI with SGC, we loaned SGC $30,000 so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

Net cash provided by financing activities was $60,000 for the six months ended June 30, 2011 compared to $440,000 for the same period in 2010.  Please refer to “2010 Offering”, “Convertible Notes Payable – Current”, and “Notes Payable and Convertible Note Payable – Long Term” below for details regarding the sources of cash provided by financing activities.

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

Convertible Notes Payable – Current

Sidhu Convertible Note

On May 20, 2011, we issued a one year convertible promissory note in the amount of $100,000 to Mr. Jeet Sidhu (the “Sidhu Convertible Note”), one of our non-employee directors.  The Sidhu Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Sidhu Convertible Note.  As long as the Sidhu Convertible Note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Sidhu Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of our common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Sidhu Convertible Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder. The issuance of the Sidhu Convertible Note did not result in a beneficial conversion feature.

During the three months ended June 30, 2011, we recorded interest expense of $954 payable to Mr. Sidhu related to the Sidhu Convertible Note.  At June 30, 2011, accrued interest related to the Sidhu Convertible Note was $954.

Convertible Note Payable

On March 2, 2010, we issued a one year convertible promissory note in the amount of $40,000 to a non-affiliated third party.  The convertible note bore interest at the rate of 8.5% per annum, which interest was accrued and payable on the maturity date of the convertible promissory note.  As long as the convertible promissory note remained outstanding and not fully paid, the holder had the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the convertible promissory note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of our common stock equal to the amount of the converted indebtedness divided by $0.01 per share. In the event of default, as defined in the Convertible Promissory Note agreement, the annual interest rate increased to 10% and was due on demand. Certain events of default result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder. We did not repay the outstanding principal balance of the convertible note and the accrued interest thereon on March 1, 2011, the maturity date of the convertible note, triggering an event of default.  As a result, we began accruing interest on the principal balance at the annual default rate of 10%.  On May 23, 2011, we repaid to the note holder the principal balance of the Convertible Promissory Note and the related accrued interest of $4,300.

Since the book value of the convertible promissory note ($40,000) divided by the number of shares to which the debt could be converted (4,000,000 shares of common stock) was $0.01 per share, which was less than the fair value of the stock at the time the debt was issued ($0.03 per share), there was a beneficial conversion feature.  The beneficial conversion feature was recorded as a discount against the convertible promissory note, which reduced the book value of the convertible promissory note to not less than zero.  We amortized the discount using the effective interest method over the one-year life of the convertible promissory note.

During the three and six months ended June 30, 2011, we recorded interest expense of $581 and $1,469, respectively, payable to the holder of the convertible promissory note.  During the three and six months ended June 30, 2011, we recorded interest expense related to the accretion of the discount on the convertible promissory note of $0 and $33,161, respectively.

During the three and six months ended June 30, 2010, we recorded interest expense of $847 and $1,118, respectively, payable to the holder of the convertible promissory note.  During the three and six months ended June 30, 2010, we recorded interest expense related to the accretion of the discount on the convertible promissory note of $186 and $199.

As of June 30, 2011, the discount on the convertible promissory note was fully amortized and the convertible promissory note and related accrued interest had been re-paid in full. At December 31, 2010, the carrying value of the convertible promissory note was $6,839, net of unamortized discount of $33,161. At June 30, 2011 and December 31, 2010, accrued interest related to the convertible promissory note was $0 and $2,832, respectively.

Notes Payable and Convertible Note Payable – Long Term

We had arranged with Mr. Harmel S. Rayat, former Chief Financial Officer, Director, and one of our majority shareholders, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%.  Effective September 15, 2008, we terminated this loan agreement.  At December 31, 2009, we had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006, and bore interest at an annual rate of 8.5%.

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

During the three and six months ended June 30, 2011, we recorded interest expense of $22,623 and $44,997, respectively, payable to Mr. Rayat related to the Rayat Convertible Note. During the three and six months ended June 30, 2011, we recorded interest expense related to the accretion of the discount on the convertible promissory note of $328 and $431, respectively.

During the three and six months ended June 30, 2010, we recorded interest expense of $22,623 and $40,386, respectively, payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  During the three and six months ended June 30, 2010, we recorded interest expense related to the accretion of the discount on the Rayat Convertible Note of $7 and $9, respectively.

At June 30, 2011, the carrying value of the Rayat Convertible Note was $477, net of unamortized discount of $1,067,050.  At December 31, 2010, the carrying value of the Rayat Convertible Note was $46, net of unamortized discount of $1,067,481.  At June 30, 2011 and December 31, 2010, accrued interest related to the Rayat Convertible Note was $120,821 and $75,824, respectively.

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

Other Contractual Obligations

As of June 30, 2011, we have the following contractual obligations: the Rayat Convertible Note of $1,067,527, the short term convertible note in the principal amount of $40,000, the Sidhu Convertible Note of $100,000, accrued interest of $121,776, $30,277 for accrued payroll owed to Mr. Wujek, $3,563 owed to a third party for investor and shareholder relations services, and $715 related to the three month operating lease agreement we have for our office space in Southfield, Michigan.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6.   Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

3.2	By Laws (1)

4.1	Form of Subscription Agreement (1)

4.2	Form of Series B Warrant (1)

10.1	Employment Agreement with James F. Lynch dated March 15, 2010 (1)

10.2	Stock Option Agreement with James F. Lynch dated March 15, 2010 (1)

10.3	Convertible Promissory Note dated March 1, 2010 in the original principal amount of $1,067,527.40 (1)

10.4	Convertible Promissory Note dated March 2, 2010 in the original principal amount of $40,000 (1)

10.5	Amendment No. 1 dated April 12, 2010 to the March 1, 2010 Promissory Note in the original principal amount of $1,067,527.40 (1)

10.6	Amendment No. 1 dated April 12, 2010 to the March 2, 2010 Promissory Note in the original principal amount of $40,000 (1)

10.7	Contract Interim Executive-Services Agreement dated June 3, 2010 between the Company and Amit S. Dang (2)

10.8	Memorandum of Intent dated August 25, 2010, between the Company and Standard Gold Corp. (3)

10.9	Bridge Loan Agreement and Promissory Note dated August 25, 2010, between the Company and Standard Gold Corp. (3)

10.10
Termination Agreement and Mutual Release, dated as of December 24, 2010 by and among PhytoMedical Technologies, Inc., Standard Gold Corp. the shareholders of Standard Gold Corp, and Sierchio & Company, LLP (4)

10.11	Letter from Dartmouth College dated January 20, 2011, terminating the Exclusive License Agreement dated September 1, 2008 between Dartmouth College and PhytoMedical Technologies, Inc. (4)

10.12	Restated 8.5% Convertible Promissory Note in the principal amount of $100,000 dated May 20, 2011 between Jeet Sidhu and PhytoMedical Technologies, Inc. (5)

10.13	Amendment No. 1 dated July 14, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc. (6)

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

(5) Incorporated by reference to the Company’s Form 8-K as filed with the Commission on May 25, 2011.

(6) Incorporated by reference to the Company’s Form 8-K as filed with the Commission on July 18, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

PhytoMedical Technologies, Inc.
(Registrant)

August 15, 2011	By:	/s/ Amit S. Dang
Amit S. Dang
President, Chief Executive Officer, Chief Financial Officer, Director