Form 10-Q
period 2011-09-30
PHYTOMEDICAL TECHNOLOGIES INC
filed 2011-11-08
CIK 1002422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 241,487,995 shares of common stock, par value $0.00001, were outstanding on November 1, 2011.

PHYTOMEDICAL TECHNOLOGIES, INC.
FORM 10-Q

For the Periods Ended September 30, 2011 and 2010

Table of Contents

PART I    FINANCIAL INFORMATION

PART I   — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$15,070	$44,551
Note receivable	-	30,000
Prepaid expenses and other current assets	6,386	6,377
Total assets	$21,456	$80,928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$96,821	$77,138
Interest payable	3,097	2,832
Convertible note payable, net of unamortized discount of $0 and $33,161	100,000	6,839
Accrued payroll liabilities	30,277	30,277
Total current liabilities	230,195	117,086

Long term liabilities
Convertible note payable, net of unamortized discount of $1,066,009 and $1,067,481	1,518	46
Interest payable	143,692	75,824
Total long term liabilities	145,210	75,870

Total liabilities	375,405	192,956

Commitments and Contingencies

Stockholders' equity (deficit)
Preferred stock: $0.25 par value; 1,000,000 authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock: $0.00001 par value; 2,000,000,000 authorized, 241,487,995 shares issued and outstanding at September 30, 2011 and December 31, 2010	2,415	2,415
Additional paid-in capital	23,998,218	23,998,218
Accumulated deficit	(24,354,582)	(24,112,661)
Total stockholders' equity (deficit)	(353,949)	(112,028)

Total liabilities and stockholders' equity (deficit)	$21,456	$80,928

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-

Operating expense (income)
Director and management fees - related party	8,250	18,000	33,750	32,950
Investor relations and marketing	1,125	8,425	3,721	16,187
Wages and benefits, net of reversal of stock-based compensation of $2,667,500 during the nine months ended September 30, 2010	-	-	-	(2,566,368)
Research and development	-	4,964	-	8,764
Professional fees	23,600	66,662	78,685	226,992
Impairment of license fee	-	15,000	-	15,000
Other operating expenses	6,491	(125)	18,663	36,268
Total operating expense (income)	39,466	112,926	134,819	(2,230,207)

Income (loss) from operations	(39,466)	(112,926)	(134,819)	2,230,207

Other expense
Interest expense	(26,055)	(26,379)	(107,067)	(68,090)
Interest income	-	251	-	251
Foreign exchange loss	-	-	(35)	-
Total other expense	(26,055)	(26,128)	(107,102)	(67,839)

Net income (loss)	$(65,521)	$(139,054)	$(241,921)	$2,162,368

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average number of common shares outstanding
Basic	241,487,995	241,487,995	241,487,995	221,121,695
Diluted	241,487,995	241,487,995	241,487,995	334,443,763

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND THE YEAR ENDED DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009	201,487,995	$2,015	$25,152,591	$(26,140,372)	$(985,766)

Stock based compensation expense	-	-	12,768	-	12,768

Reversal of stock based compensation due to forfeiture of stock options	-	-	(2,674,268)	-	(2,674,268)

Beneficial conversion feature on convertible notes payable	-	-	1,107,527	-	1,107,527

Issuance of common stock related to the 2010 Offering	40,000,000	400	399,600	-	400,000

Net income, year ended December 31, 2010	-	-	-	2,027,711	2,027,711

Balance, December 31, 2010	241,487,995	2,415	23,998,218	(24,112,661)	(112,028)

Net loss, nine months ended September 30, 2011	-	-	-	(241,921)	(241,921)

Balance, September 30, 2011	241,487,995	$2,415	$23,998,218	$(24,354,582)	$(353,949)

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Expressed in U.S. Dollars)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(241,921)	$2,162,368
Adjustments to reconcile net income (loss) to net cash used in operating activities
Accreted discount on convertible debt	34,633	2,858
Impairment of license fee	-	15,000
Stock based compensation	-	12,768
Reversal of stock based compensation due to forfeiture of stock options	-	(2,674,268)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(9)	(6,576)
Increase in accounts payable	19,683	58,125
Increase in interest payable	68,133	65,231
Increase in accrued payroll liabilities	-	30,277
Net cash used in operating activities	(119,481)	(334,217)

Cash flows from investing activity
Re-payment (payment) pursuant to the collection (issuance) of note receivable	30,000	(30,000)
Net cash provided by (used in) investing activity	30,000	(30,000)

Cash flows from financing activities
Allocated proceeds from issuance of common stock	-	289,856
Allocated proceeds from issuance of warrants attached to issuance of common stock	-	110,144
Proceeds from convertible note payable to stockholder	100,000	40,000
Re-payment of convertible note payable to stockholder	(40,000)	-
Net cash provided by financing activities	60,000	440,000

Increase (decrease) in cash and cash equivalents	(29,481)	75,783

Cash and cash equivalents at beginning of period	44,551	75,291
Cash and cash equivalents at end of period	$15,070	$151,074

Supplemental disclosure of cash flow information:
Interest paid in cash	$4,300	$-
Income tax paid in cash	$-	$-
Notes payable and accrued interest converted to convertible note payable	$-	$1,067,527
Debt discount recorded for beneficial conversion feature	$-	$1,107,527

(The accompanying notes are an integral part of these consolidated financial statements)

PHYTOMEDICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
 (Expressed in U.S. Dollars)
(Unaudited)

Note 1.  Organization and Description of Business

PhytoMedical Technologies, Inc. (the “Company”) was incorporated in the State of Nevada on July 25, 2001. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries PhytoMedical Technologies Corporation (“PhytoMedical Corp.”) and PolyPhenol Technologies Corporation (“PolyPhenol”).

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

In June 2010, the Company’s Board of Directors determined that it was in its shareholders best interest to refocus its business activities in a manner which may more fully enhance shareholder value. As a result, on August 25, 2010, the Company entered into a non-binding Memorandum of Intent (the “MOI”) with Standard Gold Corp., a Nevada corporation engaged in the exploration of precious metals in the western United States on properties that may contain economic concentrations of mineralization (“SGC”).

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

As of September 1, 2010, all of the Company’s business relationships had been terminated and it has been deemed a “shell company” under SEC rules. Accordingly, the Company is currently undertaking efforts to identify new commercial opportunities.

On August 29, 2011, the Board of Directors requested shareholder approval to change the Company’s name to Ceres Ventures, Inc. The Board of Directors believes that by changing the Company’s name to Ceres Ventures, Inc., the Company can expand the scope of commercial opportunities it may enter into and not limit itself to the pharmaceutical/medical sector.

The affirmative vote of a majority of the shares of common stock held by stockholders will be required to effect the change of the Company’s name to Ceres Ventures, Inc. Once approved, the Company will file the necessary paperwork with the State of Nevada, the SEC, and the Financial Industry Regulatory Authority (“FINRA”) to effect the name change. The Company anticipates effecting the name change on November 21, 2011, subject to regulatory approval.

The Company’s Board of Directors has also determined that it is in the Company’s best interest to execute a reverse stock split of the Company’s common stock on the basis of one-for-fifty (the “Reverse Stock Split”). Each fifty shares of common stock outstanding at the effective date of the Reverse Stock Split (the “Effective Date”) will automatically become one share of common stock, with all fractional shares being rounded up to the nearest whole share.

The Reverse Stock Split is subject to the affirmative vote of a majority of the shares of common stock held by stockholders. Once approved, the Company will file the necessary paperwork with the State of Nevada, the SEC, and FINRA to effect the Reverse Stock Split. The Company anticipates effecting the Reverse Stock Split on November 21, 2011, subject to regulatory approval.

Both the name change and Reverse Stock Split will be voted upon at the Company’s 2011 Annual Meeting of Shareholders, which is expected to be held on November 10, 2011.

The Company does not expect to generate any revenues for the foreseeable future and expects to continue to incur losses. The Company’s independent registered public accounting firm has issued an audit opinion as of December 31, 2010, which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern.

Note 2.  Going Concern Uncertainties

The Company has not generated any revenues, has an accumulated deficit of $24,354,582 as of September 30, 2011, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company has expended a significant amount of cash in developing its technologies and expects to incur additional losses as it undertakes efforts to identify new commercial opportunities.  To date, the Company’s cash flow requirements have primarily been met by proceeds of $400,000 received pursuant to the 2010 Offering (as that term is defined in “Note 11. 2010 Offering” below), the issuance of convertible notes payable to stockholders, and net proceeds of $3,109,500 received pursuant to a private placement completed in September 2007. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any other interim period.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

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

Fair Value of Financial Instruments

Due to the unique nature of the terms of the Sidhu Convertible Note, Convertible Note Payable, and Rayat Convertible Note, it is not practicable to determine their fair value at September 30, 2011. Please refer to “Note 10.  Notes Payable and Convertible Notes Payable” below.

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

During the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, the Company recorded a net loss. Therefore, the issuance of shares of common stock from the exercise of stock options and warrants would be anti-dilutive.  There are no stock options outstanding at September 30, 2011.  Excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2011, because their effect would be anti-dilutive, are warrants to acquire 20,000,000 shares of common stock with a weighted-average exercise price of $0.03 per share and convertible notes payable and accrued interest to acquire 131,431,637 shares of common stock with a conversion price of $0.01 per share.  See “Note 10. Notes Payable and Convertible Notes Payable” below.

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

There were no securities outstanding at September 30, 2010 that were excluded from the computation of diluted net income per share for the nine months ended September 30, 2010.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$(65,521)	$(139,054)	$(241,921)	$2,162,368

Denominator:
Weighted average number of common shares outstanding	241,487,995	241,487,995	241,487,995	221,121,695

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.01

Diluted Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$(65,521)	$(139,054)	$(241,921)	$2,162,368
Add: convertible notes payable interest expense and accreted discount	-	-	-	57,785
Adjusted net income (loss)	$(65,521)	$(139,054)	$(241,921)	$2,220,153

Denominator:
Weighted average number of common shares outstanding	241,487,995	241,487,995	241,487,995	221,121,695
Effect of dilutive securities:
Warrants	-	-	-	1,271,765
Assumed conversion of convertible notes payable	-	-	-	112,050,303
Total shares	241,487,995	241,487,995	241,487,995	334,443,763

Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.01

Note 6.  Dartmouth Sponsored Research Agreement

On May 25, 2007, the Company entered into a Sponsored Research Agreement (“SRA”) with Dartmouth College (“Dartmouth”), in the area of cancer research, specifically furthering research and development of anti-tumor bis-acridines. The SRA with Dartmouth was amended on October 1, 2008, extending it to September 30, 2009.  As of September 30, 2009, Dartmouth had concluded their research and development and provided the Company with a key anti-cancer compound for glioblastoma.  The Company entered into a fee-for-services agreement with Latitude Pharmaceuticals, Inc. to develop an intravenous (“IV”) formulation for its lead anti-cancer compound for glioblastoma. Further development of the IV formulation for D11B was ceased in anticipation of the SGC Acquisition.

As of September 30, 2009, the conclusion of the Dartmouth SRA, the Company had paid $220,260 pursuant to the Dartmouth SRA and $10,017 for reimbursement of expenses. Of the total $230,277 paid to Dartmouth, $4,964 and $8,764 is included in research and development expense for the three and nine month periods ended September 30, 2010, respectively. The Company did not record any research and development expense during the three and nine months ended September 30, 2011.

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

Note 8. Note Receivable

On August 25, 2010, the Company entered into a non-binding MOI with SGC, relating to the continuing discussions and the negotiation of a definitive agreement regarding its possible acquisition of all of the issued and outstanding shares of SGC.  Pursuant to the MOI, the Company loaned SGC $30,000 (the “SGC Loan”) so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

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

During the three and nine months ended September 30, 2011, the Company recorded interest expense of $2,143 and $3,097, respectively, payable to Mr. Sidhu related to the Sidhu Convertible Note.  At September 30, 2011, accrued interest related to the Sidhu Convertible Note was $3,097.

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

During the three and nine months ended September 30, 2011, the Company recorded interest expense of $0 and $1,469, respectively, payable to the holder of the convertible promissory note.  During the three and nine months ended September 30, 2011, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $0 and $33,161, respectively.

During the three and nine months ended September 30, 2010, the Company recorded interest expense of $857 and $1,975, respectively, payable to the holder of the convertible promissory note.  During the three and nine months ended September 30, 2010, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $2,628 and $2,827.

As of September 30, 2011, the discount on the convertible promissory note was fully amortized and the convertible promissory note and related accrued interest had been re-paid in full. At December 31, 2010, the carrying value of the convertible promissory note was $6,839, net of unamortized discount of $33,161. At September 30, 2011 and December 31, 2010, accrued interest related to the convertible promissory note was $0 and $2,832, respectively.

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

During the three and nine months ended September 30, 2011, the Company recorded interest expense of $22,871 and $67,868, respectively, payable to Mr. Rayat related to the Rayat Convertible Note. During the three and nine months ended September 30, 2011, the Company recorded interest expense related to the accretion of the discount on the convertible promissory note of $1,041 and $1,472, respectively.

During the three and nine months ended September 30, 2010, the Company recorded interest expense of $22,871 and $63,257, respectively, payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  During the three and nine months ended September 30, 2010, the Company recorded interest expense related to the accretion of the discount on the Rayat Convertible Note of $22 and $31, respectively.

At September 30, 2011, the carrying value of the Rayat Convertible Note was $1,518, net of unamortized discount of $1,066,009.  At December 31, 2010, the carrying value of the Rayat Convertible Note was $46, net of unamortized discount of $1,067,481.  At September 30, 2011 and December 31, 2010, accrued interest related to the Rayat Convertible Note was $143,692 and $75,824, respectively.

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

As of September 30, 2011, there were 20,000,000 Series B Warrants outstanding, all of which were fully vested, and exercisable until May 19, 2012.

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

Such forward-looking statements include statements regarding, among other things, (a) our potential profitability and cash flows (b) our growth strategies (c) our future financing plans, and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

As of September 1, 2010, all of our business relationships had been terminated and we have been deemed a “shell company” under SEC rules. Accordingly, we are currently undertaking efforts to identify new commercial opportunities.

On August 29, 2011, the Board of Directors requested shareholder approval to change the Company’s name to Ceres Ventures, Inc. The Board of Directors believes that by changing the Company’s name to Ceres Ventures, Inc., the Company can expand the scope of commercial opportunities it may enter into and not limit itself to the pharmaceutical/medical sector.

The affirmative vote of a majority of the shares of common stock held by stockholders will be required to effect the change of the Company’s name to Ceres Ventures, Inc. Once approved, we will file the necessary paperwork with the State of Nevada, the SEC, and the Financial Industry Regulatory Authority (“FINRA”) to effect the name change. We anticipate effecting the name change on November 21, 2011, subject to regulatory approval.

Our Board of Directors has also determined that it is in our best interest to execute a reverse stock split of our common stock on the basis of one-for-fifty (the “Reverse Stock Split”). Each fifty shares of common stock outstanding at the effective date of the Reverse Stock Split (the “Effective Date”) will automatically become one share of common stock, with all fractional shares being rounded up to the nearest whole share.

The Reverse Stock Split is subject to the affirmative vote of a majority of the shares of common stock held by stockholders. Once approved, we will file the necessary paperwork with the State of Nevada, the SEC, and FINRA to effect the Reverse Stock Split. We anticipate effecting the Reverse Stock Split on November 21, 2011, subject to regulatory approval.

Both the name change and Reverse Stock Split will be voted upon at the Company’s 2011 Annual Meeting of Shareholders, which is expected to be held on November 10, 2011.

We are currently undertaking efforts to identify new commercial opportunities. We do not expect to generate any revenues for the foreseeable future and expect to continue to incur losses. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

Operating Expenses

Below is a summary of our operating expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)

Operating expense (income)
Director and management fees - related party	$8,250	$18,000	$(9,750)	$33,750	$32,950	$800
Investor relations and marketing	1,125	8,425	(7,300)	3,721	16,187	(12,466)
Wages and benefits	-	-	-	-	(2,566,368)	2,566,368
Research and development	-	4,964	(4,964)	-	8,764	(8,764)
Professional fees	23,600	66,662	(43,062)	78,685	226,992	(148,307)
Impairment of license fee	-	15,000	(15,000)	-	15,000	(15,000)
Other operating expenses	6,491	(125)	6,616	18,663	36,268	(17,605)
Total operating expense (income)	$39,466	$112,926	$(73,460)	$134,819	$(2,230,207)	$2,365,026

Director and Management fees – Related Party

On June 3, 2010, in order to fill vacancies created by the resignations of Mr. Lynch and Mr. Branning, the Board of Directors appointed Messrs. Amit S. Dang and Jeet S. Sidhu to our Board of Directors.  The Board of Directors also approved the terms of an Interim Executive Services Agreement between us and Mr. Dang (the “Executive Services Agreement”) pursuant to which Mr. Dang was appointed our President and Chief Executive Officer.  On June 22, 2010, in order to fill the vacancy created by the resignation of Mr. Krauss, the Board of Directors also appointed Mr. Dang to serve as our Chief Financial Officer, Treasurer, and Secretary.  Mr. Dang received compensation of $5,000 per month through March 31, 2011. Effective April 1, 2011, Mr. Dang agreed to a curtailment in compensation to $2,500 per month during the remaining term of the Executive Services Agreement.  We may terminate the Executive Services Agreement at any time with or without cause. During the three and nine months ended September 30, 2011, we incurred $7,500 and $30,000, respectively, pursuant to the Executive Services Agreement. During the three and nine months ended September 30, 2010, we incurred $15,000 and $20,000, respectively, pursuant to the Executive Services Agreement.

Until May 31, 2010, non-employee Board members received $250 per month for services rendered in the capacity of a Board member plus $100 per Board meeting attended.  The Board approved an increase, effective June 1, 2010, in non-employee Board fees to $750 per month. Effective April 1, 2011, non-employee board compensation was reduced to $250 per month.

During the three months ended September 30, 2011 and 2010, we incurred $750 and $3,000, respectively, in non-employee director fees.

During the nine months ended September 30, 2011 and 2010, we incurred $3,750 and $6,950, respectively, in non-employee director fees. Additionally, during the nine months ended September 30, 2010, we recognized $6,000 in stock compensation (net of the reversal of stock compensation of $458 for the forfeiture of stock options upon resignation by certain directors) for stock options previously granted to directors and vesting over time.

Investor Relations and Marketing

Investor relations and marketing costs represent fees paid to publicize our technologies within the industry and investor community with the purpose of increasing company recognition. We utilize various third parties to manage our investor relations and facilitate our marketing programs, to increase company recognition and branding, and to provide shareholder communications.

The decrease in investor relations and marketing during the three months ended September 30, 2011 compared to the same period in 2010 is substantially due to $5,500 incurred in the previous year for the publication of our financial statements and other corporate information in various financial periodicals and $1,800 incurred for the press release announcing that we were continuing negotiations for the acquisition of Standard Gold Corp.

The decrease in investor relations and marketing during the nine months ended September 30, 2011 compared to the same period in 2010 is substantially due to the $5,500 incurred in the previous year for the publication of our financial statements and other corporate information in various financial periodicals and $7,150 incurred for the press release announcing that we had signed a letter of intent with a leading Chinese research organization to conduct IND-enabling studies on our anti-cancer compound for glioblastoma, D11B that was developed under our previous Sponsored Research Agreement with Dartmouth and the announcement of the appointment of Dr. James Lynch as our President and Chief Executive Officer, effective March 15, 2010 (Dr. Lynch subsequently resigned as one of our Directors and from all executive officer positions, effective May 31, 2010).

Wages and Benefits

We did not incur any wages and benefits expense during the three and nine months ended September 30, 2011 or the three months ended September 30, 2010. Please refer to “Director and management fees – related party” above for amounts paid to Mr. Dang, our consultant President, Chief Executive Officer, and Chief Financial Officer.

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

Research and Development

Research and development expense for the three and nine months ended September 30, 2010 consists of payments made to a third party for the development of our former D11B compound.

Professional Fees

Professional fees primarily consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

Professional fees decreased $43,062 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, substantially due to a decrease in legal fees of approximately $37,800. Legal fees incurred during the prior year included fees related to the preparation and filing of our Form S-1, fees incurred as a result of changes in the composition of our executive team and Board of Directors, and services performed in connection with the MOI between us and Standard Gold Corp. Also contributing to the decrease in professional fees was a decrease in accounting related fees of approximately $3,200. These fees were higher during the prior year due to the filing of our Form S-1 (and related correspondence) in addition to various Form 8-K’s.

Professional fees decreased $148,307 for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, substantially due to decreases in legal fees of approximately $105,900, accounting related fees of approximately $20,700, and SEC filing costs of approximately $14,600. Legal fees were significantly higher in the previous year as a result of the preparation and filing of our Form S-1, fees incurred as a result of changes in the composition of our executive team and Board of Directors, execution of stock option agreements, and services performed in connection with the receipt of $400,000 pursuant to the 2010 Offering and in connection with the MOI between us and Standard Gold Corp. The decrease in accounting related fees is substantially due to the filing of our Form S-1 during the prior year and the decrease in corporate activity previously described. The decrease in SEC filing costs is due to the filing of our Form S-1 (and related correspondence) during the prior year in addition to various Form 8-K’s.

Impairment of License Fee

On September 1, 2008, we entered into Dartmouth License Agreement with the Dartmouth Trustees pursuant to which we obtained the exclusive rights to develop, market and distribute a novel class of synthesized compounds known as bis-intercalators.

Under the terms of the Dartmouth License Agreement, we were obligated to pay annual license maintenance fees to the Dartmouth Trustees, in addition to an upfront payment of $15,000, within 30 days of execution of the agreement, with such payment already having been made.

Upon consummation of the SGC acquisition our intention was to terminate the Dartmouth License Agreement and pursue the exploration and development of the mineral claims held by SGC.  As a result of the potential termination of Dartmouth License Agreement, we recorded an impairment charge of $15,000 at September 30, 2010 to write-off the previously paid license fee.

Other Operating Expenses

Other operating expenses include patent application fees, travel and entertainment, rent, office supplies, printing and mailing, information technology related fees, and other administrative costs.

During the three months ended September 30, 2010, we had other operating income of $125 due to the reversal of a $10,000 accrual recorded at June 30, 2010 for estimated travel and entertainment expense.  Actual travel and entertainment related expense was approximately $2,500, which was $7,500 less than management’s estimate.  We deemed this difference to be immaterial to the consolidated financial statements taken as a whole.  Excluding the net credit of $7,500 included in “other operating expenses”, we had operating expense of $7,375 during the three months ended September 30, 2010 compared to $6,491 during the three months ended September 30, 2011. The slight decrease from prior year is primarily related to the reduction in telephone related expenses incurred by the executive team and Board of Directors.

Other operating expenses decreased $17,605 for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, substantially due to a reduction in printing and mailing costs of approximately $6,800, patent filing fees of approximately $4,300, and the $7,500 net credit for travel and entertainment related expenses discussed in the preceding paragraph. During the prior year, we distributed an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, whereby in January 2010, we informed our investors that certain of our stockholders, representing a majority of our issued and outstanding shares of common stock, voted to increase the number of authorized shares of common stock issuable from 300,000,000 to 2,000,000,000.

Other expense

Below is a summary of our other expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Other expense
Interest expense	$(26,055)	$(26,379)	$324	$(107,067)	$(68,090)	$(38,977)
Interest income	-	251	(251)	-	251	(251)
Foreign exchange loss	-	-	-	(35)	-	(35)
Total other expense	$(26,055)	$(26,128)	$73	$(107,102)	$(67,839)	$(39,263)

Interest expense

Interest expense for the three months ended September 30, 2011, represents accrued interest of $22,871 on the $1,067,527 convertible note payable to Mr. Harmel S. Rayat, accrued interest of $2,143 on the $100,000 Sidhu Convertible Note, and $1,041 for the accretion of the discount on the Rayat Convertible Note.

Interest expense for the three months ended September 30, 2010 represents accrued interest of $22,871 on the $1,067,527 convertible note payable to Mr. Harmel S. Rayat, accrued interest of $857 on the $40,000 convertible note payable to a non-affiliated third party, and $2,651 for the accretion of the discount on the convertible notes payable.

Interest expense for the nine months ended September 30, 2011, represents accrued interest of $67,868 on the Rayat Convertible Note, accrued interest of $1,469 on a $40,000 convertible note payable to a non-affiliated third party, interest accrued of $3,097 on the $100,000 Sidhu Convertible Note, and $34,633 for the accretion of the discount on the convertible notes payable.

Interest expense for the nine months ended September 30, 2010, represents accrued interest of $63,257 on a $750,000 note payable (from January 1 through February 28, 2010) and Rayat Convertible Note (from March 1 through June 30, 2010), accrued interest of $1,975 on a $40,000 convertible note payable to a non-affiliated third party, and $2,858 for the accretion of the discount on the convertible notes payable.

Please refer to “Convertible Notes Payable – Current” and “Notes Payable and Convertible Note Payable – Long Term” below for the terms and conditions of the notes discusses in the preceding paragraphs.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $24,354,582 through September 30, 2011, and do not have positive cash flows from operating activities.  Additionally, we have expended a significant amount of cash in developing our former technologies.  We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At September 30, 2011, we had cash and cash equivalents of $15,070. We have financed our operations primarily from $400,000 received pursuant to the 2010 Offering (see “2010 Offering” below), the issuance of convertible notes payable to stockholders (see “Convertible Notes Payable – Current” and “Notes Payable and Convertible Note Payable – Long Term” below), and net proceeds of $3,109,500 received pursuant to a private placement completed in September 2007.

Net cash used in operating activities was $119,481 for the nine months ended September 30, 2011, compared to $334,217 for the same period in 2010.  The decrease of $214,736 in cash used in operating activities was primarily due to decreases in payments made for wages and benefits (see “Wages and Benefits” above) and professional fees (see “Professional Fees” above).

Net cash provided by investing activities was $30,000 for the nine months ended September 30, 2011, compared to net cash used in investing activities of $30,000 for the same period in 2010.  On August 25, 2010, pursuant to the MOI with SGC, we loaned SGC $30,000 so that it could maintain its mineral claims, in good standing, pending on-going negotiations.  The SGC Loan bore interest at an annual rate of 8.5%.  Both the principal and the accrued interest on the SGC Loan were repaid in January 2011.

Net cash provided by financing activities was $60,000 for the nine months ended September 30, 2011 compared to $440,000 for the same period in 2010.  Please refer to “2010 Offering”, “Convertible Notes Payable – Current”, and “Notes Payable and Convertible Note Payable – Long Term” below for details regarding the sources of cash provided by financing activities.

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

During the three and nine months ended September 30, 2011, we recorded interest expense of $2,143 and $3,097, respectively, payable to Mr. Sidhu related to the Sidhu Convertible Note.  At September 30, 2011, accrued interest related to the Sidhu Convertible Note was $3,097.

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

During the three and nine months ended September 30, 2011, we recorded interest expense of $0 and $1,469, respectively, payable to the holder of the convertible promissory note.  During the three and nine months ended September 30, 2011, we recorded interest expense related to the accretion of the discount on the convertible promissory note of $0 and $33,161, respectively.

During the three and nine months ended September 30, 2010, we recorded interest expense of $857 and $1,975, respectively, payable to the holder of the convertible promissory note.  During the three and nine months ended September 30, 2010, we recorded interest expense related to the accretion of the discount on the convertible promissory note of $2,628 and $2,827.

As of September 30, 2011, the discount on the convertible promissory note was fully amortized and the convertible promissory note and related accrued interest had been re-paid in full. At December 31, 2010, the carrying value of the convertible promissory note was $6,839, net of unamortized discount of $33,161. At September 30, 2011 and December 31, 2010, accrued interest related to the convertible promissory note was $0 and $2,832, respectively.

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

During the three and nine months ended September 30, 2011, we recorded interest expense of $22,871 and $67,868, respectively, payable to Mr. Rayat related to the Rayat Convertible Note. During the three and nine months ended September 30, 2011, we recorded interest expense related to the accretion of the discount on the convertible promissory note of $1,041 and $1,472, respectively.

During the three and nine months ended September 30, 2010, we recorded interest expense of $22,871 and $63,257, respectively, payable to Mr. Rayat related to the original $750,000 note payable and the Rayat Convertible Note.  During the three and nine months ended September 30, 2010, we recorded interest expense related to the accretion of the discount on the Rayat Convertible Note of $22 and $31, respectively.

At September 30, 2011, the carrying value of the Rayat Convertible Note was $1,518, net of unamortized discount of $1,066,009.  At December 31, 2010, the carrying value of the Rayat Convertible Note was $46, net of unamortized discount of $1,067,481.  At September 30, 2011 and December 31, 2010, accrued interest related to the Rayat Convertible Note was $143,692 and $75,824, respectively.

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

Other Contractual Obligations

As of September 30, 2011, we have the following contractual obligations: the Rayat Convertible Note of $1,067,527, the Sidhu Convertible Note of $100,000, accrued interest of $146,789, $30,277 for accrued payroll owed to Mr. Wujek, $2,438 owed to a third party for investor and shareholder relations services, and $715 related to the three month operating lease agreement we have for our office space in Southfield, Michigan.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PhytoMedical Technologies, Inc. (Registrant)

November 8, 2011	By:	/s/ Amit S. Dang
Amit S. Dang
President, Chief Executive Officer, Chief Financial Officer, Director