Form 10-K
period 2011-12-31
Ceres Ventures, Inc.
filed 2012-04-13
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-28790

Ceres Ventures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0429962
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

430 Park Avenue, Suite 702
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,327,515 based on the closing price of $0.01 per share for the registrant’s common stock as reported on the OTC Market Group, Inc.’s QB tier. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and persons know to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 13, 2012, there were 85,031,557 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

CERES VENTURES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K (this “Form 10-K”) for the fiscal year ended December 31, 2011, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this 10-K only, “we,” “us,” “our,” “Company,” “our Company,” and “Ceres” refer to Ceres Ventures, Inc., a Nevada corporation, and its consolidated subsidiary.

ITEM 1. BUSINESS

We were incorporated in the State of Nevada on July 25, 2001, under the name “Enterprise Technologies, Inc.,” we changed our name to Ceres Ventures, Inc. on November 21, 2011. The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries BluFlow Technologies, Inc. (“BluFlow”) and Nascent Water Technologies, Inc. (“Nascent”).

BluFlow was incorporated on October 14, 2010, in the State of Delaware. Nascent was incorporated on October 10, 2010, in the State of California and holds patent applications, and is a party to certain agreements, relating to the Company’s BluFlow™ technologies, as further described below.

Prior to our acquisition of BluFlow we had been a “shell company,” as that term is defined in Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”) and had initiated our search for a commercially viable business. In order to facilitate our efforts, on November 21, 2011, we changed our name to Ceres Ventures, Inc. and implemented a one-for-fifty reverse share consolidation (the “Reverse Split”). The Reverse Split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on December 12, 2011. All shares and share prices have been retroactively changed to reflect the Reverse Split.

Reverse Merger

On December 29, 2011, Ceres Ventures, Inc. entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with BluFlow, a privately held Delaware corporation, and Ceres Ventures Acquisition Corp., Ceres Ventures, Inc.’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”), pursuant to which BluFlow merged with and into Acquisition Sub, with BluFlow as the surviving entity, causing BluFlow to become a wholly-owned subsidiary (the “Reverse Merger”). The Reverse Merger was completed in order to obtain access to public markets for financing for the Company’s patented BluFlow Treatment System™.

On December 29, 2011, each pre-merger issued and outstanding share of capital stock of Ceres Ventures, Inc. was converted into and became one fully paid share of common stock of the Company for a total of 4,829,872 shares of common stock.

Pursuant to the terms of the Merger Agreement the Company issued 71,794,860 shares of its common stock to the stockholders of BluFlow for 23,931,620 shares of BluFlow common stock and exchanged with BluFlow stockholders who were also holders of common stock purchase warrants to purchase up to an aggregate of 1,527,500 shares of BluFlow common stock at an initial price of $0.50 per share, substantially identical warrants to purchase up to 4,582,500 shares of the Company’s common stock at an initial exercise price of $0.16 per share (the “Exchange Warrants”), which expire on December 31, 2012. The exercise price of the Exchange Warrants and the number of shares issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.

BluFlow’s stockholders were issued the shares of the Company’s common stock and the Exchange Warrants in reliance upon exemptions afforded to the Company by, but not limited to, the provisions of Regulation D and Regulation S and upon representations made to the Company by those stockholders that they meet the exemption requirements afforded by Regulation D or Regulation S.

Pursuant to the terms of Merger Agreement, BluFlow became a wholly-owned subsidiary of the Company. As a precondition to the entrance into the Merger Agreement, certain of our creditors holding an aggregate of $840,683 of our debt agreed to convert the principal amount of the debt into an aggregate of 8,406,825 shares of our common stock at a conversion price of $0.10 per share and forgave a total of $488,054 in accrued and unpaid interest.

Our Industry

Water is essential for life and, unlike most other resources, has no substitutes. Even though more than two-thirds of our planet is covered with water, less than 1% of that water is freshwater suitable for human consumption and that amount is quickly declining due to the draining of aquifers, increased pollution, climate change and other factors. In addition to this declining supply, demand is rapidly rising due to population growth, industrial expansion and increased agricultural development, with overall water consumption estimated to double every 20 years.

Governments across the world are grappling with the challenge of promoting economic growth while trying to manage the accompanying industrial and agricultural contamination of the world’s freshwater supplies. It is estimated that by 2025 up to 60 % of the world’s population will live in areas without adequate water supply.

These strains on the water supply ultimately translate into more stringent government regulations that drive demand for new water treatment solutions. These challenges are driving opportunities for growth in the global water industry, which is currently estimated at $500 billion worldwide annually and is estimated to increase to $1 trillion by 2020.

The Company’s Products And Underlying Technologies

In response to the global water issue, the Company, through its agreement with Applied Power Concepts, Inc. (“APC”), a California based bio-chemical engineering firm, has developed the patent pending BluFlow™ Treatment System, a first of its kind clean tech water treatment solution, which incorporates intellectual property (“IP”) directly or indirectly controlled by us, including the BluFlow™ Nanoparticles and the BluFlow™ Advanced Ultrafiltration Technology (the “BluFlow™ AUT”) to target and remove valuable elements, compounds and pollutants from water, and to purify water so that it may be suitable for reuse.

Unlike conventional wastewater treatment technologies that utilize multiple systems and processes to remove target pollutants or target constituents, the patent pending BluFlow™ Treatment System provides a unique single integrated system that simultaneously permits the removal of target chemicals/pollutants or valuable elements and compounds while purifying the remaining water with minimal reject wastewater (5-15% compared to 40-50% for conventional systems such as reverse osmosis).

The Company, through its agreement with APC, has designed and developed the patent pending BluFlow™ Treatment System, which incorporates the BluFlow™ Nanoparticles and BluFlow™ AUT. The Company believes that the patent pending BluFlow™ Treatment System is superior to Conventional Treatment Technologies, both with respect to the variety and nature of the substances, target parameters, and contaminants it may remove; and the low operating and maintenance cost associated in doing so.

The BluFlow™ Nanoparticles Advantage

Even though nanotechnology has been around for decades, the use of nanotechnology in water purification and chemical product collection has faced several impediments that have slowed its commercial introduction. First, there is a high cost in producing nanoparticles. Second, specialty or boutique nanoparticles have been very difficult to manufacture in sufficiently large quantities. Third, nanoparticles have been difficult to customize for removal of individual contaminants in wastewater or to collect target chemicals in the industrial process. Therefore, there are currently no treatment systems that utilize nanoparticles to treat water or wastewater using the techniques and methods being developed by the Company.

The BluFlow™ Nanoparticles hold the promise of improving the water purification process on two important levels:

•	The first and most basic level is that they allow for the absorption and removal of a wide range of specific target substances, contaminates, or pollutants from water.
•	The second level is the use of the BluFlow™ Nanoparticles as part of manufacturing processes to collect valuable elements and compounds from water based solutions for economic benefit of beneficial reuse.
•	Third, having the ability to meet effluent discharge limitations and demonstrate compliance with State, Federal, and local wastewater discharge and Clean Water Act Regulations.

The Company has developed a patent pending proprietary system for precisely formulating, producing, and deploying customizable absorbent nanoparticles to specific functionality for contaminant/chemical removal and/or extraction of valuable elements and compounds from water based solutions. Additionally, the BluFlow™ Nanoparticles have the advantage of being able to be recovered and reused multiple times without loss of efficiency, thereby providing a technical, economical, and cost effective means of utilizing nanoparticles.

Benefits of the BluFlow™ AUT

The Company’s BluFlow™ AUT, is a proprietary fully automated process to recover water from waste or impure streams. The BluFlow™ AUT achieves usable water recovery of 85 -95%, a significant increase over conventional technologies such as reverse osmosis or multistage reverse osmosis with chemical treatment that only have usable water recoveries of 50 -60%.

The BluFlow™ Treatment System

The Company has developed the patent pending BluFlow™ Treatment System, a first of its kind, integrated water and wastewater treatment system which incorporates IP directly or indirectly controlled by the Company, including the BluFlow™ Nanoparticles and the BluFlow™ AUT to remove target elements, compounds and pollutants and purify water that may be suitable for reuse. Unlike Conventional Treatment Technologies that utilize multiple systems to remove target pollutants and treat water and wastewater, the patent pending BluFlow™ Treatment System is unique because it is a single integrated system that simultaneously permits the removal of target chemicals/pollutants and further purifies the remaining water with minimal reject wastewater (5-15% compared to 40-50% for conventional technologies such as reverse osmosis).

Application of the BluFlow™ Treatment Systems

Over time the Company believes that the BluFlow™ Treatment Systems can be utilized in virtually all segments of the water and wastewater treatment and purification market; initial target markets are further described below.

Treatment of Cleaning Contaminated Groundwater with the BluFlow™ Treatment System

Groundwater is an essential resource - nearly half of all drinking water in the United States comes from groundwater. According to the Centers for Disease Control and Prevention, an estimated 15 million U.S. households (nearly 60 million people) regularly depend on private water wells for drinking water. The U.S. Geological Survey (the “USGS”) tested more than 5,000 wells in 40 aquifers for 23 elements and found that “wells with human health benchmark exceedances were widespread across the United States.” According to the USGS 13% of all untreated private monitored wells contained levels of harmful metals that exceeded health based levels. This means that at least 2 million households in the U.S. could potentially benefit from the patent pending BluFlow™ Treatment System. In addition, most of these wells contain “hard water” that can corrode pipes and block intake systems, thus making the water difficult to use without also undergoing softening treatment.

Inorganic arsenic (“arsenic”), a carcinogenic toxic metal that has been linked to many forms of cancer, is one of the most frequent elements that exceeded the health standards set by the EPA. In a February 2000 report, the Natural Resources Defense Counsel analyzed data compiled by the EPA on arsenic in drinking water in 25 states. Their most conservative estimates based on the data indicated that more than 34 million Americans were drinking tap water supplied by systems containing average levels of arsenic that posed unacceptable cancer risks and consider it likely that as many as 56 million people in those 25 states were drinking water with arsenic at unsafe levels - and that’s just the 25 states that reported arsenic information to the EPA. Globally, there are many countries where arsenic in drinking-water has been detected at concentrations greater than health based levels. These include Argentina, Australia, Bangladesh, Canada, Chile, China, Hungary, India, Mexico, Peru and Thailand.

In instances where a well may be contaminated with arsenic and contain hard water, the patent pending BluFlow™ Treatment System will both remove the arsenic and then reduce the hardness of the water making it usable for high quality water applications with minimal reject water (5 - 15% compared to 40 - 50% for conventional reverse osmosis).

Industrial Wastewater Treatment with the BluFlow™ Treatment System

Another market segment which the Company plans to enter is the U.S. industrial wastewater market and in particular, industrial facilities that need to recycle and reuse their waste water or purify that water prior to discharge. Manufacturers, including major pharmaceutical companies have legally released 271 million pounds of various chemicals into America’s waterways, including those that provide our citizens with drinking water. Industrial process water that contains undesirable contaminants currently poses a significant problem for sewage treatment plants. Therefore, the EPA has imposed stringent wastewater discharge guidelines that require the purification of industrial use water before it is discharged into the environment. The patent pending BluFlow™ Treatment System provides industrial water users an environmentally friendly and cost effective means for purifying their waste water.

The patent pending BluFlow™ Treatment System efficiently treats industrial water by targeting and removing the offending chemical contaminant(s) which can then be removed and disposed of in compliance with applicable environmental regulations. Moreover, the BluFlow™ AUT component of the system can further purify between 85% and 95% the cleaned water (as opposed to conventional reverse osmosis systems that can purify only 40% to 50% of water) and send it back to the manufacturing plant for reuse in the industrial process, thereby providing water usage efficiency as well as additional economic benefit to the industrial manufacturer in terms of savings in water and energy usage and disposal costs.

Utilizing the BluFlow™ Treatment System To Extract Valuable Elements and Compounds

Fermentation systems and separation technologies are widely used to produce a range of natural chemicals for food, cosmetics, toiletries, industrial use and pharmaceuticals. The current fermentation and separation processes often limit productivity as they use significant amounts of energy, require large amounts of water for cleaning, must be shut down for repairs and experience buildup of biofilms; accordingly, the separation process can amount to 30% to 60% of the production costs. The unique capability of customizing the BluFlow™ Nanoparticles to target specific valuable elements and compounds will be of particular benefit to these potential customers. Because the BluFlow™ Nanoparticles don’t require the use of additional energy or water they allow the customer be more cost competitive and increase their profit margins. Additionally, the BluFlow™ AUT reduces corrosion and buildup of biofilms, thereby reducing the need for repairs and clean outs.

Research and Development

Research and development costs represent costs incurred to develop our technologies and were incurred pursuant to our sponsored research agreements with University of California, Santa Barbara and another third party provider. These agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Research and development expense for the year ended December 31, 2011 and from the period October 14, 2010 to December 31, 2010, were $201,553 and $0, respectively.

Employees

As of December 31, 2011, we did not have any employees.

ITEM 2. PROPERTIES

Our corporate office is located at 430 Park Avenue, Suite 702, New York, NY 10022. Complimentary office space is provided to us by one of our directors; we do not have any agreements in place regarding our office space and no assurances have been made that this space will continue to be provided to us on a complimentary basis.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets Group, Inc.’s QB tier (the “OTCQB”) under the symbol “CEVE.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTCQB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with The NASDAQ Stock MarketSM or any other national exchange.

As of April 13, 2012, there were 85,031,557 shares of our common stock outstanding and held by approximately 544 stockholders of record; a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. As of April 13, 2012, we had 360,000 shares of common stock reserved for issuance upon exercise of outstanding stock options and 270,000 shares reserved for restricted stock grants which have not yet vested. We have no shares of preferred stock issued and outstanding.

Currently, there is only a very limited public market for our stock on the OTCQB. You should also note that the OTCQB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTCQB or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we do establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock. Accordingly, investors may find that the price for our securities may be highly volatile and may bear no relationship to our actual financial condition, results of operation or value of our assets.

The following table sets forth the range of high and low closing bid quotations for our common stock during our most recent two fiscal years on the OTC Bulletin Board and/or the OTCQB. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31. 2011
First Quarter 2011 (January 1 – March 31, 2011)	$0.50	$0.01	(1)
Second Quarter 2011 (April 1 – June 30, 2011)	$0.50	$0.01
Third Quarter 2011 (July 1 – September 30, 2011)	$0.50	$0.01
Fourth Quarter 2011 (October 1, - December 31, 2011)	$0.44	$0.01

Fiscal Year Ended December 31, 2010
First Quarter 2010 (January 1 – March 31, 2010)	$2.50	$1.00
Second Quarter 2010 (April 1 – June 30, 2010)	$2.50	$1.50
Third Quarter 2010 (July 1 – September 30, 2010)	$2.00	$1.00
Fourth Quarter 2010 (October 1, - December 31, 2010)	$2.00	$0.50

(1) Share prices of $0.01 include share prices less than and including $0.01.

The share price of the Company’s common stock at the close of business on April 13, 2012, was $0.10.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 29, 2011, the Company cancelled its 2001 Stock Option Plan and its 2005 Stock Option Plan and approved the 2011 Long Term Stock Incentive Plan (the “2011 Plan”), pursuant to which the Board is authorized to grant up to 10,000,000 shares of the Company’s common stock, which have been reserved for issuance. The 2011 Plan has not yet been approved by the Company’s stockholders.

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under our existing equity compensation plans, as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0			0
Equity compensation plans not approved by security holders	630,000	(1)	$0.048	9,370,000
Total	630,000		$0.048	9,370,000

(1) Represents 360,000 issued options and 270,000 shares of common stock reserved for issuance pursuant to certain restricted stock awards that have been granted but not yet vested to our directors and officers which the Company assumed pursuant to the terms of the Reverse Merger.

Recent Sales of Unregistered Securities

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the US Securities and Exchange Commission (the “SEC”), including the following:

•	Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the “Exchange Act”).
•	The information contained in an annual report on Form 10-K under the Exchange Act.
•	The information contained in any reports or documents required to be filed by the Company under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.
•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes that are not disclosed in the documents furnished.

Pursuant to the terms of the Merger Agreement the Company issued 71,794,860 shares of its common stock to the stockholders of BluFlow for 23,931,620 shares of BluFlow common stock and exchanged with BluFlow stockholders who were also holders of common stock purchase warrants to purchase up to an aggregate of 1,527,500 shares of BluFlow common stock at an initial price of $0.50 per share, 4,582,500 Exchange Warrants, allowing the holders thereof to purchase an equal number of shares of the Company’s common stock at an initial exercise price of $0.16 per share, which expire on December 31, 2012. The exercise price of the Exchange Warrants and the number of shares issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.

BluFlow’s stockholders were issued the shares of the Company’s common stock and the Exchange Warrants in reliance upon exemptions afforded to the Company by, but not limited to, the provisions of Regulation D and Regulation S and upon representations made to the Company by those stockholders that they meet the exemption requirements afforded by Regulation D or Regulation S.

On December 29, 2011, the Company entered into the Rayat Settlement Agreement pursuant to which Mr. Rayat, our former Chief Financial Officer, director, and majority stockholder, was issued 7,500,000 shares of the Company’s common stock as payment in full of the principal amount of the Rayat Convertible Note. Pursuant to the terms of the Rayat Settlement Agreement, Mr. Rayat agreed to forgive all accrued and unpaid interest due him under the Rayat Convertible Note, The carrying value of the note payable and interest was $167,584 at the time of conversion..

On December 29, 2011, the Company entered into the Sidhu Settlement Agreement, pursuant to which Mr. Sidhu, a director of the Company, was issued 30,000 shares of the Company’s common stock as payment in full of director compensation owed him.

On December 29, 2011, the Company entered into the S&C Settlement Agreement, pursuant to which Mr. Sierchio, a director of the Company and a managing partner of Sierchio & Company, LLP was issued 876,825 shares of the Company’s common stock as payment in full of the accrued but unpaid legal fees due to Sierchio & Company, LLP.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

We were incorporated in the State of Nevada on July 25, 2001, under the name “Enterprise Technologies, Inc.” and have focused our efforts on the development of new technologies and, where warranted, acquiring rights to obtain licenses to technologies and products that are being developed by third-parties, primarily universities and government agencies, through sponsored research and development agreements. On November 21, 2011, we changed our name to Ceres Ventures, Inc.

Prior to our acquisition of BluFlow we had been a “shell company,” as that term is defined in Rule 405 of the Securities Act and had initiated our search for a commercially viable business. In order to facilitate our efforts, on November 21, 2011, we changed our name to Ceres Ventures, Inc. and implemented the Reverse Split. The Reverse Split was declared effective by FINRA on December 12, 2011. All shares and share prices have been retroactively changed to reflect the Reverse Split.

Reverse Merger

On December 29, 2011, Ceres Ventures, Inc. completed the Reverse Merger with BluFlow further described elsewhere in this Form 10-K.

Our current strategy is, together with our wholly-owned subsidiary, to identify, acquire and develop a comprehensive portfolio of technologies relating to clean resources technologies which we believe have potential for global commercialization and application.

In exploring potential business opportunities, BluFlow identified and obtained the exclusive right to license certain highly specialized magnetized nanoparticles, initially developed at the University of California, Santa Barbara (“UCSB”) for, among other things, potential water treatment applications and solutions. These highly specialized magnetized nanoparticles are the subject of three patent applications (the “UCSB Nanoparticles”).

On December 9, 2010, we entered into a Sponsored Research Agreement (the “Research Agreement”) with UCSB, providing for the continuing development of the UCSB Nanoparticles.

On October 11, 2011, we entered into an Exclusive License Agreement with UCSB (the “License Agreement”), pursuant to which it obtained a worldwide exclusive license to market and sell the BluFlow™ Nanoparticles. After entering into the License Agreement we terminated our sponsored research agreement with UCSB and engaged Applied Power Concepts, Inc. (“APC”), to further our research and development efforts. By using APC to continue research and development, we can now develop our own intellectual property.

In response to the global water issue, we, through our agreement with APC has developed the patent pending BluFlow™ Treatment System, a first of its kind clean tech water treatment solution, which incorporates IP directly or indirectly controlled by us, including the BluFlow™ Nanoparticles and the BluFlow™ AUT to target and remove valuable elements, compounds and pollutants from water, and to purify water so that it may be suitable for reuse.

Unlike conventional wastewater treatment technologies that utilize multiple systems and processes to remove target pollutants or target constituents, the patent pending BluFlow™ Treatment System provides a unique single integrated system that simultaneously permits the removal of target chemicals/pollutants or valuable elements and compounds while purifying the remaining water with minimal reject wastewater (5-15% compared to 40-50% for conventional systems such as reverse osmosis).

We do not currently have any commercial products and there is no assurance that we will successfully be able to design, develop, manufacture, or sell any commercial products in the future. Our product development programs involve ongoing research and development efforts, and the commitment of significant resources to support the extensive invention, design, engineering, testing, prototyping, and intellectual property initiatives carried-out by our contract engineers, scientists, and consultants.

Ultimately, we plan to market the BluFlow™ Treatment Systems, along with the BluFlow™ Nanoparticles and BluFlow™ AUT through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We believe that this approach could provide immediate access to pre-existing distribution channels, therefore potentially increasing market penetration and commercial acceptance of our products and enabling us to avoid expending significant funds for development of a large sales and marketing organization.

We cannot accurately predict the amount of funding or the time required to successfully commercialize either the BluFlow™ Treatment Systems, the BluFlow™ Nanoparticles and/or BluFlow™ AUT The actual cost and time required to commercialize these technologies and business may vary significantly depending on, among other things, the results of our research and development efforts, the cost of developing, acquiring, or licensing various enabling technologies, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing claims with respect to patents, the regulatory approval process and manufacturing, marketing and other costs associated with commercialization of these technologies. Because of this uncertainty, even if financing is available to us, we may not secure sufficient funding to effectuate our business plan or secure such funding on terms and conditions which may be commercially onerous. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on our business, operating results, financial condition and prospects.

Research and Related Agreements

We are a party to certain agreements related to the development of our BluFlow™ technologies. These agreements, and certain effects of these agreements on our financial statements for the periods presented in this Form 10-K, are summarized below.

University of California, Santa Barbara (“UCSB”)

On December 9, 2010, BluFlow, entered into the Research Agreement with UCSB, providing for the continuing development of the UCSB Nanoparticles. On October 11, 2011, BluFlow entered into the License Agreement pursuant to which we obtained a worldwide exclusive license to market and sell the UCSB Nanoparticles. After entering into the License Agreement we terminated our sponsored research agreement with UCSB and engaged APC, to further our research and development efforts. By using APC to continue research and development, we can now develop our own intellectual property. Pursuant to SEC Rule 24b-2, certain portions of this agreement have been granted confidential treatment and therefore have not been disclosed

Applied Power Concepts, Inc. (“APC”)

On July 7, 2011, we entered into a services agreement with APC (the “Services Agreement”) and additional ancillary agreements pursuant to which APC assists us in the development of the patent pending BluFlow™ Treatment System, which incorporates the BluFlow™ Nanoparticles and BluFlow™ AUT, as well as research and development to determine additional applications for the BluFlow™ Nanoparticles. Pursuant to the terms of the Services Agreement any technologies developed by APC for the Company, including any patents arising therefrom, belong to the Company. Pursuant to SEC Rule 24b-2, certain portions of this agreement have been granted confidential treatment and therefore have not been disclosed.

Results of Operations

As a result of the ownership interests of the former shareholders of BluFlow, for financial statement reporting purposes, the merger between Ceres Ventures, Inc. and BluFlow has been treated as a reverse acquisition with BluFlow deemed the accounting acquirer and Ceres deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. Accordingly, the results of operations presented in this Form 10-K represent the results of operations of BluFlow.

Year Ended December 31, 2011 Compared with the Period October 14, 2010 (Inception) through December 31, 2010

A summary of our results of operations for the periods ended December 31, 2011 and 2010 was as follows:

	For the Fiscal Year Ended	For the Period from October 14, 2010 (Inception) through
	December 31, 2011	December 31, 2010
REVENUE	$-	$-
COSTS AND OPERATING EXPENSES
Research and development	201,553
Investor relations and marketing	20,303
Director and management fees	138,210
Professional fees	169,300	43,925
Travel, office and facilities expenses	41,167	6,741
Operating expenses	570,533	50,666
LOSS FROM OPERATIONS	(570,533)	(50,666)
OTHER EXPENSE
Interest expense	1,068	189
Total other expense	1,068	189
NET LOSS	$(571,601)	$(50,855)

We are still in the development stage and have no revenues to date.

During the twelve months ended December 31, 2011, we had a net loss of $571,601 compared to a net loss of $50,855 for the period from inception (October 14, 2010) through December 31, 2010. Explanations for the increase of $520,746 are included below.

Research & Development:

a.	We incurred $162,948 in research and development expenses related to the sponsored research agreement with the University of California – Santa Barbara in 2011, compared to $0 in 2010.
b.	We incurred $13,385 in research and development costs relate to our sponsored research agreement with a third party in 2011 for the development of the BluFlow™ Treatment System compared to $0 in 2010.
c.	We incurred $6,821 in patent filings fees in 2011, compared to $0 in 2010.

Investor Relations and Marketing

Investor relations and marketing expenses of $20,303 in 2011, related to website development, transfer agent and filing fees and costs incurred for a consultant to assist in the development of investor relations materials. There were no investor relations and marketing expenses in 2010.

Director and Management Fees

Director and management fees of $138,210 in 2011, related to fees payable to our executive officers and directors. There were no director and management fees paid in 2010.

Professional Fees

Professional fees, which consist primarily of legal and accounting fees, were $169,300 in 2011. The increase in professional fees was due primarily to legal services related the start-up nature of the Company. Accounting, auditing and tax services fees were approximately $12,000 during 2011. The professional fees in 2010 were $43,925 representing legal fees.

Travel, Office and Facilities Expenses

Travel, office and facilities expenses were $41,167 in 2011. This increase is due to increased travel and an operating conducting business for a full year compared to a few months in 2010. Travel, office and facilities expenses were $6,741 in 2010.

Liquidity and Capital Resources

We have incurred cumulative losses of $622,456 from inception through December 31, 2011, and do not have positive cash flows from operating activities. We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At December 31, 2011, we had cash and cash equivalents of $113,937. We have financed our operations primarily from funds received pursuant to the BluFlow Offering as further described below.

Net cash used in operating activities was $222,509 for the year ended December 31, 2011, compared to $0 from October 14, 2010 (inception) to December 31, 2010. The increase in cash used in operating activities reflects increases in amounts paid for research & development, investor relations and marketing and director and management fees.

Net cash used in investing activities was $37,054 for the year ended December 31, 2011 compared to $14,000 from October 14, 2010 (inception) to December 31, 2010, relating to the acquisition of patents and license agreements.

Net cash provided by financing activities was $246,500 for the year ended December 31, 2011 compared to $141,000 from October 14, 2010 (inception) to December 31, 2010. This reflects amounts received for the sale of shares of our common stock and stock purchase warrants pursuant to the BluFlow Offering described below.

BluFlow Offering

From November 2010 through May 2011, BluFlow conducted a private placement of up to 60,000,000 units of its securities at a price of $0.033 per unit. Each unit consisted on one share of common stock, $0.00001 par value per share and one-half of one Series C Warrant. Each Series C Warrant entitled the holder to purchase one additional share of common stock at an exercise price of $0.16 per share, expiring on December 31, 2012. As of the termination date of the offering, BluFlow sold 8,865,000 units for gross receipts of $295,500. BluFlow issued 8,865,000 shares of its common stock and Series C Warrants to purchase up to 4,432,500 shares of common stock at an exercise price of $0.16 per share to the investors having subscribed for the units.

On December 15, 2011, BluFlow completed the sale of 1,500,000 shares of common stock at $0.033 per share for total proceeds of $50,000. This offering was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act and Regulation D as promulgated by the SEC under the Securities Act.

Upon completion of the Reverse Merger the shares and warrants issued by BluFlow were exchanged for shares and warrants of the Company as further described in this Form 10-K.

Convertible Notes Payable – Current

Sidhu Convertible Note

On May 20, 2011, we issued a one year convertible promissory note in the amount of $100,000 to Mr. Jeet Sidhu (the “Sidhu Convertible Note”), one of our non-employee directors. The Sidhu Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Sidhu Convertible Note. As long as the Sidhu Convertible Note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Sidhu Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of our common stock equal to the amount of the converted indebtedness divided by $0.50 per share (after giving effect to the Reverse Split). In the event of default, as defined in the Sidhu Convertible Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder. The issuance of the Sidhu Convertible Note did not result in a beneficial conversion feature.

During the year ended December 31, 2011, we recorded interest expense of $70, payable to Mr. Sidhu related to the Sidhu Convertible Note. At December 31, 2011, accrued interest related to the Sidhu Convertible Note was $5,240.

Pursuant to an amendment dated December 29, 2011, the Sidhu Convertible Note is payable as follows: (a) $50,000 plus accrued and unpaid interest thereon on or before January 31, 2012, and (b) the balance of $50,000 plus accrued and unpaid interest thereon on or before April 30, 2012. On January 31, 2012, we paid $50,000 of the outstanding balance (plus $3,086 of accrued and unpaid interest) of the Sidhu Convertible Note.

Accrued Payroll Liabilities

On March 15, 2010, Mr. Greg Wujek tendered his resignation as Ceres Ventures’ President and Chief Executive Officer (“CEO”). On June 17, 2010, Mr. Wujek tendered his resignation as one of Ceres Ventures’ directors. As of his resignation date as the Company’s President and CEO, the Company owed Mr. Wujek $30,277 for salary and related payroll taxes earned, but not paid. Management intends to repay Mr. Wujek in full when it has the capital resources to do so. Mr. Wujek has not made any demand for payment.

Employment Agreements

On January 1, 2011, BluFlow™ entered into a consulting agreement (the “CEO Consulting Agreement”) with Mr. Meetesh Patel, pursuant to which Mr. Patel served as BluFlow’s President and Chief Executive Officer. Pursuant to the terms of the CEO Consulting Agreement, Mr. Patel is paid an annual salary of $100,000 payable in 24 equal payments, which he may, at his sole discretion, elect to convert any of his salary or business expense reimbursements due to him into shares of our common stock at $0.10 per share. On July 1, 2011, the CEO Consulting Agreement was amended so that Mr. Patel is paid an annual salary of $120,000. The CEO Consulting Agreement may be terminated by either party at any time with or without cause. Through December 31, 2011, $85,000 have accrued in salary owed to Mr. Patel. Pursuant to the terms of the Merger Agreement, we assumed all salary owed to Mr. Patel and entered into a consulting agreement substantially identical to the CEO Consulting Agreement.

On June 9, 2011, BluFlow entered into a consulting agreement (the “CFO Consulting Agreement”) with Mrs. Janet Bien, pursuant to which Mrs. Bien served as BluFlow’s Chief Financial Officer. Pursuant the CFO Consulting Agreement, Mrs. Bien is paid a monthly salary of $1,500, $500 of which is deferred until such time as we effect one or more transactions from which we receive net proceeds of no less than $500,000. The CFO Consulting Agreement may be terminated by either party at any time with or without cause. Through December 31, 2011, $6,500 have accrued as salary owed to Mrs. Bien, of which we subsequently paid $3,000. Pursuant to the terms of the Merger Agreement, we assumed all salary owed Mrs. Bien and entered into a consulting agreement substantially identical to the CFO Consulting Agreement.

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Consolidated Balance Sheets as of December 31, 2011 and 2010	18

Consolidated Statements of Operations for the Years Ended December 31, 2011 and for the period from October 14, 2010 (Inception) through December 31, 2010	19

Consolidated Statement of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2011 and for the period from October 14, 2010 inception through December 31, 2010	20

Consolidated Statement of Cash Flows for the Year Ended December 31, 2011 and for the period from October 14, 2010 (Inception) through December 31, 2010	21

Notes to Consolidated Financial Statements	22

To the Board of Directors

Ceres Ventures, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Ceres Ventures, Inc. (“the Company”) (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011, the period from October 14, 2010 (inception) through December 31, 2010, and for the cumulative period from October 14, 2010 (inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceres Ventures, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the period from October 14, 2010 (inception) through December 31, 2010, and for the cumulative period from October 14, 2010 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue since inception, has a substantial accumulated deficit, and does not have positive cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 13, 2012

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
Current assets
Cash	$113,937	$127,000

Total current assets	113,937	127,000

Intangible assets	51,054	14,000
Total assets	$164,991	$141,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$120,378	$-
Accounts payable - related party	290,242	50,666
Advances from investors	-	99,000
Convertible note payable	100,000	-
Accrued interest on convertible note payable	5,240	-
Accrued payroll liabilities	30,277	-

Total current liabilities	546,137	149,666

Promissory note payable	12,000	12,000
Accrued interest on promissory note payable	1,187	189

Total liabilities	559,324	161,855

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.25 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 2,000,000,000 shares authorized; 85,031,557 shares and 60,300,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	850	603
Additional paid-in capital	227,273	29,397
Deficit accumulated during the development stage	(622,456)	(50,855)
Total stockholders' deficit	(394,333)	(20,855)

Total liabilities and stockholders' deficit	$164,991	$141,000

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
		October 14, 2010	October 14, 2010
	For the Year Ended	(Inception) through	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

REVENUE	$-	$-	$-

COSTS AND OPERATING EXPENSES
Research and development	201,553		201,553
Investor relations and marketing	20,303		20,303
Director and management fees	138,210		138,210
Professional fees	169,300	43,925	213,225
Travel, office and facilities expenses	41,167	6,741	47,908
Costs and operating expenses	570,533	50,666	621,199

LOSS FROM OPERATIONS	(570,533)	(50,666)	(621,199)

OTHER EXPENSE
Interest expense	1,068	189	1,257
Total other expense	1,068	189	1,257

LOSS BEFORE INCOME TAX	(571,601)	(50,855)	(622,456)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(571,601)	$(50,855)	$(622,456)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	68,465,720	60,300,000

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
				during the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit

Balance, October 14, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common stock at $0.00033 per share on October 14, 2010	60,000,000	600	19,400	-	20,000

Issuance of Units at $0.033 per share on October 14, 2010	300,000	3	9,997	-	10,000

Net loss	-	-	-	(50,855)	(50,855)

Balance, December 31, 2010	60,300,000	603	29,397	(50,855)	(20,855)

Issuance of Units at $0.033 per share on January 31, 2011	5,865,000	59	195,441	-	195,500

Issuance of Units at $0.033 per share on March 31, 2011	2,437,500	24	81,226	-	81,250

Issuance of Units at $0.033 per share on May 10, 2011	562,500	6	18,744	-	18,750

Conversion of accounts payable to common stock on July 1, 2011	844,860	8	28,154	-	28,162

Share based compensation	285,000	3	18,106	-	18,109

Issuance of common stock at $0.033 per share on December 15, 2011	1,500,000	15	49,985	-	50,000

Effect of reverse merger recapitalization on December 29, 2011	4,829,872	48	(451,963)	-	(451,915)

Conversion of accounts payable to common stock on December 29, 2011	906,825	9	90,673	-	90,682

Conversion of note payable to common stock on December 29, 2011	7,500,000	75	167,510	-	167,585

Net loss	-	-	-	(571,601)	(571,601)

Balance, December 31, 2011	85,031,557	$850	$227,273	$(622,456)	$(394,333)

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
		October 14, 2010	October 14, 2010
	For the Year Ended	(Inception) through	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(571,601)	$(50,855)	$(622,456)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation	18,109	-	18,109
Changes in operating assets and liabilities:
Accounts payable	329,915	50,666	380,581
Accrued interest	1,068	189	1,257
Net cash used in operating activities	(222,509)	-	(222,509)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of intangible assets	(37,054)	(14,000)	(51,054)
Net cash used in investing activity	(37,054)	(14,000)	(51,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from investors	-	99,000	99,000
Proceeds from issuance of promissory note payable	-	12,000	12,000
Proceeds from issuance of common stock and warrants	246,500	30,000	276,500
Net cash provided by financing activities	246,500	141,000	387,500

NET CHANGE IN CASH	(13,063)	127,000	113,937

CASH
BEGINNING OF PERIOD	127,000	-	-
END OF PERIOD	$113,937	$127,000	$113,937

NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities assumed as part of reverse merger	$451,915	$-	$451,915
Conversion of accounts payable to common stock	$118,845	$-	$118,845
Conversion of convertible note to common stock	$167,585	$-	$167,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ceres Ventures, Inc. (“Ceres Ventures”, “the Company”), together with its wholly owned subsidiaries, BluFlow Technologies, Inc. (“BluFlow”) and Nascent Water Technologies Inc. (“Nascent”), is focused on the research, development, and eventual commercialization of emerging next-generation clean technologies for the remediation of polluted water, soil, and air in an environmentally friendly and cost effective manner.

Ceres Ventures, formerly known as PhytoMedical Technologies, Inc., was incorporated in the State of Nevada on July 25, 2001 under the name Enterprise Technologies, Inc. BluFlow was incorporated on October 14, 2010 under the laws of the State of Delaware. Nascent was incorporated on October 10, 2010 under the laws of the State of California.

BluFlow Reverse Split

On June 10, 2010, BluFlow implemented a one-for-ten reverse share split. The par value and total number of authorized shares were unaffected by the reverse stock split. All share and per share amounts in these financial statements and notes thereto have been retrospectively adjusted to all periods presented to give effect to the reverse stock split.

Ceres Ventures Name Change and Reverse Split

On November 21, 2011, PhytoMedical Technologies, Inc. changed its name to Ceres Ventures, Inc. and implemented a one-for-fifty reverse share consolidation. The par value and total number of authorized shares were unaffected by the reverse stock split. All shares and per share amounts in these financial statements and notes thereto have been retrospectively adjusted to all periods presented to give effect to the reverse stock split. The Reverse Split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on December 12, 2011.

Reverse Merger

On December 29, 2011, Ceres Ventures, a public shell company, and BluFlow entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which BluFlow became a wholly-owned subsidiary of Ceres Ventures as more fully described in Note 2. The Merger is being accounted for as a reverse-merger and recapitalization and BluFlow is considered the acquirer for accounting purposes and Ceres Ventures the acquired company. The business of BluFlow became the business of Ceres Ventures.

Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany accounts, transactions, and profits. The consolidated financial statements include the accounts of Ceres Ventures as of the date of the reverse merger, and its wholly owned subsidiaries, BluFlow and Nascent.

Going Concern

The Company is a development stage company, and does not currently have any commercial products and there is no assurance that it will successfully be able to design, develop, manufacture, or sell any commercial products in the future. The Company has not generated any revenue since inception. The Company has an accumulated deficit of $622,456 as of December 31, 2011, and does not have positive cash flows from operating activities. As of December 31, 2011, the Company had cash of $113,937.

The Company will remain engaged in research and product development activities at least through December 31, 2012. Based upon its current and near term anticipated level of operations and expenditures, the Company believes that, absent any modification or expansion of its existing research, development and testing activities, cash on hand should be sufficient to enable it to continue operations through June 30, 2012.

Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate its research programs, sell rights to its BluFlow™ Treatment Systems, BluFlow™ Nanoparticles or BluFlow™ AUT.

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

Reverse Merger

On December 29, 2011, Ceres Ventures entered into an agreement and plan of merger with its newly organized wholly-owned subsidiary, Ceres Ventures Acquisition Corp. (“CVA”), a Delaware corporation, and BluFlow. Pursuant to the merger agreement CVA merged with and into BluFlow, with BluFlow remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Reverse Merger”). The former stockholders of BluFlow received shares of the Company that constituted a majority of the outstanding shares.

The Reverse Merger has been accounted for as a reverse acquisition under which BluFlow was considered the acquirer of Ceres Ventures. As such, the financial statements of BluFlow are treated as the historical financial statements of the combined company, with the results of Ceres Ventures being included from December 29, 2011.

As a result of the Reverse Merger with Ceres Ventures, historical common stock amounts and additional paid in capital have been retroactively adjusted. See Note 2 for additional discussion of the Reverse Merger and the conversion ratio.

Development Stage Company

The Company is a development stage company. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of intangible assets; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets; and the assumption that the Company is a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, their experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from these estimates.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued interest, accrued payroll liabilities, and notes payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2011 and 2010, the Company had no cash equivalents.

Intangible Assets

Intangible assets include license agreements and related patent costs. The Company has entered into a license agreement whereby it has been assigned the exclusive rights to certain licensed materials used in its products. The Company capitalizes the rights to the licensed materials and amortizes such costs over their estimated useful life which is consistent with the life of the patents underlying the license agreements.

As of December 31, 2011, the Company had $51,054 of intangible assets on the Consolidated Balance Sheet representing the costs for a license agreement and patent usage rights. These costs were not subject to amortization as the patents are pending.

Impairment of Long-Lived Assets

Intangible assets are evaluated and reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the carrying amount exceeds the fair value of the assets. An impairment loss is recognized equal to the amount to that excess. Such analyses necessarily involve significant judgment.

The Company determined there was no impairment of long-lived assets for the year ended December 31, 2011 and the period from October 14, 2010 (inception) to December 31, 2010.

Research and Development Costs

Research and development costs are charged to expense when incurred. Research and development includes costs such as contracted research and license agreement fees with no alternative future use, supplies and materials, salaries and employee benefits, equipment depreciation and allocation of various corporate costs, and amortization of intangible assets.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding option lives, expected volatility, and risk free interest rates.

Loss Per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net income (loss) per common share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. See “Note 3. Loss Per Share” for further discussion.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as interest expense. Since our inception, no such interest or penalties have been incurred.

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in our tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

NOTE 2. REVERSE MERGER

On December 29, 2011, the Effective Date of the Reverse Merger, each share of BluFlow common stock, par value $0.0001 per share, that was outstanding immediately prior to the Effective Date was converted into the right to receive three (3) shares of the Company’s common stock, par value $0.00001. Accordingly, the Company issued to the former holders of BluFlow common stock, in consideration of their capital stock of BluFlow, an aggregate of 71,794,860 shares of the Company’s common stock representing approximately 84% of the Company’s issued and outstanding shares of common stock, without giving effect to the exercise of outstanding Exchange Warrants or Exchange Options, as defined and described below, but after giving effect to Debt Conversions, as defined and described below.

On December 29, 2011, the Company exchanged with BluFlow stockholders who were also holders of common stock purchase warrants to purchase up to an aggregate of 1,527,500 shares of BluFlow common stock at an initial price of $0.50 per share, substantially identical warrants to purchase up to 4,582,500 shares of the Company’s common stock at an initial exercise price of $0.16 per share (the “Exchange Warrants”). The expiration date of each Exchange Warrant is substantially identical to the BluFlow warrant for which it was exchanged, December 31, 2012. The exercise price of the Exchange Warrants and the number of shares issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.

On December 29, 2011, the Company exchanged with holders of BluFlow stock options who held options to purchase, subject to the holders meeting certain vesting milestones, up to an aggregate of 120,000 shares of BluFlow common stock at an exercise price of $0.25 per share, substantially identical options to purchase up to 360,000 shares of the Company’s common stock at an initial exercise price of $0.083 per share (the “Exchange Options”). The exercise price of the Exchange Options and the number of shares issuable upon the exercise of the options are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.

On December 29, 2011, each pre-merger issued and outstanding share of capital stock of Ceres Ventures was converted into and become one fully paid and nonassessable share of common stock of the Company for a total of 4,829,872 shares of common stock. Additionally, Ceres Ventures had outstanding prior to the merger 400,000 shares of Series B Common Stock Purchase Warrants which remained outstanding after the merger with the same terms and conditions.

As part of the Merger, the Company assumed $451,915 in Ceres Ventures pre-merger liabilities as follows:

Liabilities Assumed	Balance at 12/29/2011

Accounts payable	$58,201
Accrued payroll liabilities - see Note 7	30,277
Convertible note payable and accrued interest - see Note 6	105,170
Liabilities converted to stock at merger date (see below)	258,267
$451,915

On December 29, 2011, as a precondition to the Reverse Merger, the Company entered into the Rayat Settlement Agreement pursuant to which Mr. Rayat, our former Chief Financial Officer, director, and majority stockholder, was issued 7,500,000 shares of the Company’s common stock as payment in full of the principal amount of the Rayat Convertible Note. Pursuant to the terms of the Rayat Settlement Agreement, Mr. Rayat agreed to forgive all accrued and unpaid interest due him under the Rayat Convertible Note. The carrying value of the note payable and interest was $167,584 at the time of conversion.

On December 29, 2011, as a precondition to the Reverse Merger, the Company entered into the Sidhu Settlement Agreement, pursuant to which Mr. Sidhu, a director of the Company, was issued 30,000 shares of the Company’s common stock as payment in full for $3,000 of director compensation owed him.

On December 29, 2011, as a precondition to the Reverse Merger, the Company entered into the S&C Settlement Agreement, pursuant to which Mr. Sierchio, a director of the Company and a managing partner of Sierchio & Company, LLP was issued 876,825 shares of the Company’s common stock as payment in full of the accrued but unpaid legal fees of $87,682 due to Sierchio & Company, LLP.

NOTE 3. LOSS PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

The computation of loss per share for the year ended December 31, 2011 and for the period from October 14, 2010 (Inception) through December 31, 2010 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive: 360,000 and nil, respectively, of stock options issued during those periods; 4,982,500 and 150,000, respectively, of warrants outstanding in each of those periods; and 210,480 and nil, respectively, of shares of common stock (equivalent common shares) from convertible notes payable and accrued interest issued.

The loss per share is as follows:

	Year Ended	Period Ended
	December 31, 2011	December 31, 2010
Numerator - net loss	$(571,601)	$(50,855)

Denominator for basic loss per share - weighted average shares outstanding	68,465,720	60,300,000
Dilutive effective of shares issuable under warrants	-	-
Denominator for dilutive loss per share - adjusted weighted average shares outstanding	68,465,720	60,300,000

Net loss per share
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

NOTE 4. SPONSORED RESEARCH AGREEMENT

University of California, Santa Barbara

On December 9, 2010, the Company entered into the sponsored Research Agreement with the University of California, Santa Barbara (“UCSB”) providing for the continuing development of the UCSB Nanoparticles. The research agreement was effective for the period January 1, 2011 through December 31, 2014. The terms of the agreement were on a “cost reimbursement” basis. The agreement could be terminated by either party, without cause, with a 60-day written notice. Pursuant to SEC Rule 24b-2, certain portions of this agreement have been granted confidential treatment and therefore have not been disclosed.

On October 24, 2011, the Company provided a 60-day written termination notice to UCSB as management believes it can further the research and development of the technology on a more cost effective manner than UCSB.

Applied Power Concepts, Inc.

On July 7, 2011, the Company entered into a services agreement (the “Services Agreement”) with Applied Power Concepts, Inc. (“APC”) and additional ancillary agreements pursuant to which APC assists the Company in the development of the patent pending BluFlow™ Treatment System, which incorporates the BluFlow™ Nanoparticles and BluFlow™ AUT, as well as research and development to determine additional applications for the BluFlow™ Nanoparticles. Pursuant to the terms of the Services Agreement any technologies developed by APC for the Company, including any patents arising therefrom, belong to the Company. Pursuant to SEC Rule 24b-2, certain portions of this agreement have been granted confidential treatment and therefore have not been disclosed.

Payment under the Services Agreement is based upon time and materials and includes a bonus of stock options to purchase the Company’s common stock with vesting based on performance milestones. The Services Agreement can be terminated at any time by either party.

NOTE 5. LICENSE AGREEMENT

On October 11, 2011, the Company entered into the License Agreement with UCSB pursuant to which the Company obtained a worldwide exclusive license to market and sell the UCSB Nanoparticles. The License Agreement includes an execution fee and non-refundable and non-cancellable royalty payments over the life of the patents. Pursuant to SEC Rule 24b-2, certain portions of this agreement have been granted confidential treatment and therefore have not been disclosed.

NOTE 6. CONVERTIBLE NOTE PAYABLE

On May 20, 2011, Ceres Ventures issued a one year convertible promissory note in the amount of $100,000 to Mr. Jeet Sidhu (the “Sidhu Convertible Note”), one of Ceres Ventures’ non-employee directors. The Sidhu Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Sidhu Convertible Note. As long as the Sidhu Convertible Note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Sidhu Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of our common stock equal to the amount of the converted indebtedness divided by $0.50 per share (after giving effect to the Reverse Split). In the event of default, as defined in the Sidhu Convertible Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder. The issuance of the Sidhu Convertible Note did not result in a beneficial conversion feature.

Pursuant to an amendment dated December 29, 2011, the Sidhu Convertible Note is payable as follows: (a) $50,000 plus accrued and unpaid interest thereon on or before January 31, 2012 and (b) the balance of $50,000 plus accrued and unpaid interest thereon on or before April 30, 2012.

At December 31, 2011, accrued interest on the Sidhu Convertible Note was $5,240.

On January 31, 2012, we made the first $50,000 installment payment plus accrued interest on that amount according to the terms of the amended agreement for a total payment of $53,086.

NOTE 7. ACCRUED PAYROLL LIABILITIES

On March 15, 2010, Mr. Greg Wujek tendered his resignation as Ceres Ventures’ President and Chief Executive Officer (“CEO”). On June 17, 2010, Mr. Wujek tendered his resignation as one of Ceres Ventures’ directors. As of his resignation date as the Company’s President and CEO, the Company owed Mr. Wujek $30,277 for salary and related payroll taxes earned, but not paid. Management intends to repay Mr. Wujek in full when it has the capital resources to do so. Mr. Wujek has not made any demand for payment.

NOTE 8. PROMISSORY NOTE

On October 20, 2010, the Company identified and obtained the exclusive right to license certain highly specialized magnetized nanoparticles, initially developed at UCSB for, among other things, potential water treatment applications and solutions. These highly specialized magnetized nanoparticles are the subject of three patent applications. BluFlow obtained the option for the exclusive license rights from Appeal Capital Corp. (“Appeal”), a privately held corporation controlled by the president of the Company and a director. Pursuant to SEC Rule 24b-2, certain portions of this agreement have been granted confidential treatment and therefore have not been disclosed.

Consideration given to Appeal for the license rights was $12,000 which was paid through the issuance of a promissory note. The note bears interest of 8% per annum and is compounded quarterly. In the event of default, the interest rate shall increase to 18% per annum and be due on demand.

On October 11, 2011, we entered into an Exclusive License Agreement with UCSB to exclusively license the technologies. For further details of the license agreement refer to Note 6 – License Agreement.

During the year end December 31, 2011, we recorded interest expense of $998 related to this promissory note payable. At December 31, 2011, accrued interest related to the promissory note payable was $1,187.

NOTE 9. STOCKHOLDERS’ DEFICIT

Shares Authorized

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.25, and 2,000,000,000 shares of common stock, par value of $0.00001. As of December 31, 2011, there were zero shares of preferred stock issued and outstanding and 85,030,982 shares of common stock issued and outstanding.

Common Stock

BluFlow was incorporated on October 14, 2010, with the issuance of 60,000,000 shares of common stock at $0.00033 per share to two investors and the issuance of 300,000 Units at $0.033 per Unit to one investor for total proceeds of $30,000. A Unit equals one share of common stock and a Series C Warrants to purchase one-half share of common stock at an exercise price of $0.16 per share, with an exercise period commencing January 1, 2011 and expiring on December 31, 2012. The portion of the Unit proceeds allocated to common stock and warrants was $8,308 and $1,692, respectively, and was determined using the Black-Scholes model as described below.

From November 2010 through May 2011, we conducted a private placement of up to 60,000,000 units of its securities at a price of $0.033 per unit. Each unit consisted of one share of common stock, $0.00001 par value per share and one-half of one Series C Warrant. Each Series C Warrant entitled the holder to purchase one additional share of common stock at a an exercise price of $0.16 per share, expiring on December 31, 2012. As of the termination date of the Offering, we sold 8,865,000 units for gross receipts of $295,500. The Company issued 8,865,000 shares of its common stock and Series C Warrants to purchase up to 4,432,500 shares of common stock at an exercise price of $0.16 per share to the investors having subscribed for the units. The portion of the proceeds allocated to common stock and warrants was $194,460 and $101,040, respectively, and was determined using the Black-Scholes model as described below.

On December 15, 2011, we completed a subscription agreement for the sale of 1,500,000 shares of common stock at $0.033 per share for total proceeds of $50,000. This offering was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”) and Regulation D as promulgated by the SEC under the 1933 Act.

Warrants

As part of the private placement discussed above, BluFlow issued a total of 4,582,500 Series C Common Stock Purchase Warrants. On December 29, 2011, the date of the merger, Ceres Ventures had warrants outstanding to purchase 400,000 shares of common stock at an exercise price of $1.50 per share. The Ceres Ventures’ warrants expire on May 19, 2012.

The table below summarizes the Company’s warrant activities through December 31, 2011:

	Number of Warrants	Weighted Average Exercise Price per Share
Outstanding at December 31, 2009	-	$-
Granted	150,000	$0.16
Outstanding at December 31, 2010	150,000	$0.16
Granted	4,432,500	$0.16
Effect of reverse merger	400,000	1.50
Outstanding at December 31, 2011	4,982,500	$0.27

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Series C Warrants
Number of warrants issued	4,582,500
Exercise price	$0.16
Black-Scholes option pricing model assumptions:
Risk-free interest rate	0.60%
Expected term (in years)	1.8
Expected volatility (*)	152.86%
Dividend per share	$0
Expiration date	December 31, 2012

* As a newly formed entity it is not practicable for it to estimate the expected volatility of its share price. The Company selected two (2) comparable public companies listed on NYSE Amex or NASDAQ Capital Market engaged in similar activities to calculate the expected volatility. The Company calculated the comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

NOTE 10. SHARED BASED COMPENSATION

As of December 31, 2011, we had share-based compensation, which includes both stock options and restricted stock awarded to employees, directors and consultants that were either performance related or granted upon initial employment.

Incentive Plan

On December 29, 2011, the Company approved the 2011 Long Term Stock Incentive Plan (the “2011 Plan”), pursuant to which the Board is authorized to grant up to 10,000,000 shares of the Company’s common stock, which have been reserved for issuance. The 2011 Plan has not yet been approved by the Company’s stockholders.

In accordance with the 2011 Plan, shares issued may be either authorized but unissued shares, treasury shares or any combination of these shares. Additionally, the 2011 Plan permits the reuse or reissuance of shares of common stock which were canceled, expired, forfeited or, in the case of stock appreciation rights ("SARs"), paid out in the form of cash. Awards include non-qualified and incentive stock options, stock appreciation rights, restricted stock, other stock-based awards, and performance-based compensation awards, any or all of which may be subject to time-based or performance-based vesting requirements. The compensation committee has the discretionary authority to determine the type, vesting requirements, and size of an award with a maximum of 2,000,000 shares to be granted to any participate in any plan year. As of December 31, 2011, 9,370,000 shares remain available for issuance pursuant to the 2011 Plan.

Stock Options

On June 10, 2011, the Company granted options to purchase 180,000 shares of the Company’s common stock to each of two individuals at an exercise price of $0.033 per share. On June 10, 2011, the Company granted options to purchase 180,000 shares of the Company’s common stock to each of three (3) individuals at an exercise price of $0.037 per share. The options granted on June 10, 2011 vest as follows: one-third vested on grant date, one-third vesting one year from grant date, and the final one-third vesting two years from grant date.

On November 10, 2011, in connection with the resignation of one of the Company’s directors, Arturo Keller, management canceled 180,000 stock options granted to him on June 10, 2011 in accordance with the Long Term Incentive Plan, and awarded him 150,000 shares of restricted common stock. The fair value of the options exchanged, calculated using the Black-Scholes valuation model, was $3,370 immediately prior to the exchange and the fair value of the new awards was calculated at $5,000. Therefore, the $1,630 incremental value of the new award over the exchanged options and the $2,184 of unrecognized compensation expense for the original award, or $3,814, was recognized immediately.

On November 14, 2011, the Company entered into option exchange agreements with three of the five individuals granted stock options on June 10, 2011 whereby the stock options were exchanged for a lesser number of shares of restricted common stock. The restricted stock was granted with the same vesting terms as the stock options which is one-third vesting on grant date, one-third vesting one year from grant date, and the final one-third vesting two years from grant date. As a result of this agreement, 540,000 stock options were cancelled and 405,000 shares of restricted common stock were issued with a vesting schedule as follows: one-third vesting immediately, one-third vesting on each June 10, 2012 and 2013.

The fair value of the options exchanged, calculated using the Black-Scholes valuation model, was $10,230 immediately prior to the exchange and the fair value of the new awards was calculated at $13,500. Therefore, the $3,270 incremental value of the new awards over the exchanged options and the $6,895 of unrecognized compensation expense for the original award, or $10,165, will be amortized on a straight line basis, over the remaining vesting period.

On November 14, 2011, the stock options for the fifth individual issued stock on June 10, 2011 were cancelled. As no replacement award was granted, all remaining unamortized compensation expense was recognized immediately in the amount of $2,623.

The table below summarizes the Company’s stock option activities through December 31, 2011:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	-
Granted	1,260,000	$0.050		$-
Exercised	-
Cancelled or expired	(900,000)
Outstanding at December 31, 2011	360,000	$0.083	9.52	$-

Exercisable at December 31, 2011	120,000	$0.083	9.52	$-

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Stock Options
	Granted 6/10/2011	Granted 7/7/2011
Weighted average fair value of awards	$0.077	$0.027
Black-Scholes option pricing model assumptions:
Risk-free interest rate	0.41%	0.18%
Expected term (in years)	2.0	.25 - 1.82
Expected volatility (*)	171.05%	139.57%
Dividend per share	$0	$0

* As a newly formed nonpublic entity it is not practicable for it to estimate the expected volatility of its share price. The Company selected two (2) comparable public companies listed on NYSE Amex or NASDAQ Capital Market engaged in similar activities to calculate the expected volatility. The Company calculated the comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

We recorded $399 and $nil in stock option compensation expense for the years ended December 31, 2011, and 2010, respectively, in research and development expenses. An estimated $2,804 will be expensed over the remaining vesting period of 1 year.

Restricted Stock

The table below summarizes the Company’s restricted stock activities through December 31, 2011:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	-
Granted	555,000	$0.033
Vested	(285,000)	0.033
Cancelled or expired	-
Nonvested at December 31, 2011	270,000	$0.033

We recorded $17,710 and $nil in restricted stock compensation expense for the years ended December 31, 2011, and for the period from October 14, 2010 (inception) through December 31, 2010, respectively. An estimated $9,399 will be expensed over the remaining vesting period of 1.44 years.

NOTE 11. RELATED PARTY TRANSACTIONS

Legal Services

The Company was provided legal services by a company owned by a director. The Company recorded $160,100 and $43,925 for these services for the year ended December 31, 2011 and the period from October 14, 2010 (inception) through December 31, 2010, respectively.

Office Space

The Company has been provided office space at no cost by an entity under common control of a director of the Company, which holds a formal lease to the premises. No formal lease exists with the Company and the director may choose to cease providing the Company with office space at any time. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

NOTE 12. COMMITMENTS

Consulting Agreements

On January 1, 2011, the Company entered into an At-Will Consulting Agreement with its President and Chief executive officer which requires that he be paid an annual salary of $100,000. On July 1, 2011, the annual salary to be paid was amended to $120,000. The agreement is at will and can be terminated by either party, at any time, with or without cause, by providing written notice. The officer has the right, but is not obligated, to convert all compensation owed into the Company’s common stock at a price of $0.01 per share, adjusted for any increase or decrease in the number of issued shares of stock of the Company resulting from a stock split, stock dividend combination, subdivision or reclassification of shares. On June 10, 2011, the officer was granted options to purchase 180,000 shares of the Company’s common stock at $0.033 per share, with 60,000 options vesting immediately, 60,000 vesting on the one year anniversary and 60,000 vesting on the 2 year anniversary. On November 14, 2011, the 180,000 stock options were exchanged for 135,000 shares of restricted common stock with the same vesting schedule.

On June 9, 2011, the Company entered into an At-Will Consulting Agreement with its chief financial officer which requires that she be paid on a monthly basis of $1,500 per month. One third of this monthly fee is to be deferred without accruing interest until the Company shall effect one or more financing transactions from which the Company receives net proceeds of not less than $500,000. The officer was granted, at signing, options to purchase 180,000 shares of the Company’s common stock at $0.033 per share, with 60,000 options vesting at signing, 60,000 vesting on the one year anniversary and 60,000 vesting on the 2 year anniversary. On November 14, 2011, the 180,000 stock options were exchanged for 135,000 shares of restricted common stock with the same vesting schedule. The agreement is at will and can be terminated by either party, at any time, with or without cause, by providing written notice.

Note 13 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$7,254,627	$17,290
Capitalized research and development	328,447	-
Stock based compensation	6,157	-
Accrued interest	136,454	-
Research and development credit carry forward	63,738	-
Other	85	-
Total deferred tax assets	7,789,508	17,290

Less: valuation allowance	(7,789,508)	(17,290)

Net deferred tax asset	$-	$-

The deferred tax asset increased during 2011 due to the assumption of the deferred tax asset from Ceres Ventures as part of the reverse merger effective December 29, 2011. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2011 available to offset future federal taxable income, if any, of $21,337,138, which will fully expire by the fiscal year ended December 31, 2031. Accordingly, there is no current tax expense for the years ended December 31, 2011 and 2010. In addition, the Company has research and development tax credit carry forwards of $63,738 at December 31, 2011, which are available to offset federal income taxes and begin to expire during the year ending December 31, 2026.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock and the reverse merger.

The effects of state income taxes were insignificant for the years ended December 31, 2011 and 2010.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended December 31, 2011 and 2010:

The fiscal years 2008 through 201 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended December 31, 2011 and 2010:

		For the Period from
		October 14, 2010
	Year Ended	(Inception) through
	December 31,	December 31,
	2011	2010

Income tax benefit at statutory rate	$194,344	$17,290
Non-deductible fund raising costs	(5,848)	-
Non-deductible meals and entertainment	(1,490)	-
Change in valuation allowance	(187,006)	(17,290)

	$-	$-

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued for possible adjustment to the financial statements or disclosures. Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

•	On February 1, 2012, Mr. Amit S. Dang resigned as a member of the Company’s Board of Directors.
•	On February 13, 2012, the Company began offering for sale up to 15,000,000 units of its securities on a best efforts basis no with minimum at a price of $0.20 per unit ($3,000,000 in the aggregate). Each unit consists of: (i) one share of its common stock, $0.00001 par value per share; and (ii) one-half of one Series D Stock Purchase Warrant. Each full Series D Warrant entitles the holder to purchase one additional share of our common stock at a price of $0.30 for a period commencing on the date of issuance and terminating on December 31, 2013.
34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers for our fiscal year ended December 31, 2011. We have a Board comprised of four members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director or Officer Since
Meetesh Patel (1)	37	President, Chief Executive Officer and Director	December 29, 2011
Janet Bien (2)	48	Chief Financial Officer	December 29, 2011
Amit S. Dang (3)	30	Director; Former President and Chief Executive, Chief Financial Officer, Treasurer and Secretary	June 3, 2010
Jeet Sidhu	38	Director	June 3, 2010
Joseph Sierchio (4)	62	Director	December 29, 2011

(1) Mr. Patel was appointed the President, Chief Executive Officer and a director of BluFlow on October 14, 2010. Pursuant to the terms of the Reverse Merger Agreement Mr. Patel was appointed to the same positions in the Company on December 29, 2011.

(2) Ms. Bien was appointed the Chief Financial Officer of BluFlow on June 9, 2011. Pursuant to the terms of the Reverse Merger Ms. Bien was appointed to the same positions in the Company on December 29, 2011.

(3) Mr. Dang was appointed the Company’s President and Chief Executive Officer on June 3, 2010, and assumed his position as our Chief Financial Officer, Treasurer and Secretary on June 22, 2010. Pursuant to the Reverse Merger Mr. Dang stepped down from his executive positions and remained a director of the Company. Mr. Dang resigned as a director of the Company on February 1, 2012.

(4) Mr. Sierchio was appointed director of BluFlow on October 14, 2010. Pursuant to the terms of the Reverse Merger Mr. Sierchio was appointed a director of the Company on December 29, 2011.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Meetesh V. Patel. Mr. Patel is our President and Chief Executive Officer and a member of our Board. Mr. Patel earned his Juris Doctor degree from American University, Washington College of Law, Washington, D.C. in 2000, and a Bachelor of Arts Degree in Political Science with an emphasis on International Relations from the University of Maryland, College Park in 1997. Mr. Patel is the founder and the senior counsel of the MVP Law Group, P.A., an innovative e-law firm that represents businesses within the United States and throughout the world. From October 2008 to August 2010, Mr. Patel served as President, Chief Executive Officer, and Director of New Energy Technologies, Inc., a publicly traded company that focuses on the research, development, and eventual commercialization of emerging next generation alternative and renewable energy technologies. While at New Energy Technologies, Mr. Patel spearheaded the development of the company’s MotionPowerTM and SolarWindowTM technologies. New Energy’s MotionPowerTM energy harvesting systems are designed to generate sustainable electricity by capturing the excess kinetic energy from moving vehicles. New Energy’s SolarWindowTM technology is a first-of-its-kind innovation that enables see-thru windows to generate electricity by spraying their surfaces with electricity generating coatings. From September 2008 to August 2010, Mr. Patel also has served as the President, Chief Executive Officer and a director of Microchannel Technologies Corporation. Mr. Patel’s experience in managing public technology companies make him particularly qualified to be on our Board.

Janet Bien. Ms. Bien is our Chief Financial Officer. Ms. Bien earned her Bachelor of Arts in Business Administration and Finance from Washington State University in 1985 and her Accounting Degree from the University of Washington in 1989. In 1989 Ms. Bien began practicing as a Certified Public Accountant (“CPA”) while working at Ernst & Young in both the Seattle and San Jose offices where she worked for seven years. In addition to her experience with Ernst & Young as a CPA, Ms. Bien has worked for both Arthur Anderson and Ernst & Young as a Management Consultant. Ms. Bien has 20 years of experience in finance and business process improvement. From 2001 to 2004, Ms. Bien worked at AT&T Wireless as an Internal Auditor and Business Process Management Consultant developing business process improvement and reporting directly to Senior Management and the Board’s Audit Committee. Since 2005, Ms. Bien has been working as an independent consultant functioning as a Controller to small public companies and preparing SEC reporting documentation.

Amit S. Dang. Mr. Dang is a member of our Board. Mr. Dang holds a Bachelors degree (B.B.A.) in Finance from Wayne State University (2003), with advanced academic studies in contract, criminal, civil, and policy law; management, finance, logistics, and strategy; and audit theory; from Michigan State University (2003-2004), The University of Michigan (2004-2006), and the Institute of Internal Auditors (2006-2008), respectively. From February 2006 to June 2006, Mr. Dang was employed as a Business Process and Development Consultant for Sterling Solutions and Systems. From June 2006 to May 2008, Mr. Dang worked as a Risk and Performance Services Consultant at Crowe Horwath, where he specialized in identifying high-risk areas for public and private companies and helped develop and re-engineer core business processes for greater efficiency and control. From October 13, 2009 through May 11, 2010, Mr. Dang served as the President and Chief Executive Officer and Chief Financial Officer of HepaLife Technologies, Inc. Mr. Dang is also providing executive services to NDB Energy, Inc. as it Chief Financial Officer and director. Since May 2008, Mr. Dang has served as the Managing Director for Infinitus Ventures, facilitating the early incubation, capital funding, and development of client companies. In addition, Mr. Dang provides consulting services to companies in the process of transitioning into alternative business ventures. In light of our current circumstances, Mr. Dang’s financial and accounting background and his experience with companies transitioning to other business ventures make him particularly qualified to serve on our Board.

Jeet S. Sidhu. Mr. Sidhu is a member of our Board. Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance in 1995. From 2002 to 2008, Mr. Sidhu was Vice-President of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations. From 2008, Mr. Sidhu has worked as consultant providing services to various companies. Since September of 2008, Mr. Sidhu has served as a director of Janus Resources, Inc. (formerly Entheos Technologies, Inc.) an oil and gas exploration company. We believe that Mr. Sidhu’s financial background and business development experience make him particularly qualified to serve on our Board.

Joseph Sierchio. Mr. Sierchio is a member of our Board. Mr. Sierchio earned his Juris Doctor degree at Cornell University Law School in 1974, and a Bachelor of Arts degree, with Highest Distinction in Economics, from Rutgers College at Rutgers University, in 1971. Mr. Sierchio has been engaged in the practice of law as a member of Sierchio & Company, LLP since May of 2007. Mr. Sierchio was engaged in the practice of law as a member of Sierchio Greco & Greco, LLP from January 2003 through May of 2007. Since 1975, Mr. Sierchio has continuously practiced corporate and securities law in New York City, representing and offering counsel to domestic and foreign corporations, investors, entrepreneurs, and public and private companies in the United States, Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio is also a member of Sierchio & Company, LLP, counsel to the Company. Mr. Sierchio is also a Director of Alliqua, Inc. (formerly HepaLife Technologies, Inc.), Janus Resources, Inc. (formerly, Entheos Technologies, Inc.), and New Energy Technologies, Inc. each of which is a public company. We believe that Mr. Sierchio’s extensive legal experience representing public and private companies makes him particularly qualified to serve on our Board.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. The officers and directors of the Company and beneficial owners of greater than 10% of our shares of common stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership. SEC rules require disclosure in our Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the shares of common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of such ownership reports, no officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the year ended December 31, 2011.

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

CORPORATE GOVERNANCE

We have adopted Corporate Governance Guidelines applicable to our Board.

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board has determined Mr. Sidhu is independent from our management and qualifies as an “independent director” under the standards of independence of the FINRA listing standards. We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have two executive officers and three directors. Our Board has reviewed the Company’s current Board leadership structure — which consists of a President and Chief Executive Officer and a Chief Financial Officer and no Chairman of the Board— in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended December 31, 2011, the Board held a total of 2 meetings. All members of the Board attended all meetings of the Board. We do not maintain a policy regarding director attendance at annual meetings and we held an annual meeting for the fiscal year ended December 31, 2011, on November 10, 2011.

We do not currently have any standing committees of the Board. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

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

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board of Directors shall be large enough to maintain our required expertise but not too large to function inefficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President Chief Executive Officer, Meetesh Patel, 430 Park Avenue, Suite 702, New York, NY 10022, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Ceres Ventures, Inc., Attention: Meetesh Patel, 430 Park Avenue, Suite 702, New York, NY 10022. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers, and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2011 and 2010:

Name and Principal Position	Year Ended December 31,	Salary ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Meetesh Patel (4)	2011	110,000	5,711	-	115,711
President, Chief
Executive Officer, Director	2010	-	-	-	-

Janet Bien (5)	2011	10,500	5,656	-	16,156
Chief Financial Officer
	2010	-	-	-	-

(1) This column includes both employee and employer related payroll taxes paid on behalf of the employee.

(2) This column reflects the grant date fair value of share based awards as determined in accordance with FASB ASC Topic 718.

(3) Includes amounts paid for health care insurance.

(4) Mr. Patel was appointed the President, Chief Executive Officer and a director of BluFlow on October 14, 2010. Pursuant to the Merger Agreement Mr. Patel was appointed to the same positions in the Company. On December 29, 2011, we entered into the Consulting Agreement with Mr. Patel to serve as our President and Chief Executive Officer for which he is paid a yearly salary of $120,000 in 24 equal payments, which he may, at his sole discretion, elect to convert any of his salary or business expense reimbursements due to him into shares of our common stock at $0.10 per share. The exercise price and the number of shares issuable upon the conversion of salary or business reimbursement expense are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions. The Consulting Agreement may be terminated by either party at any time with or without cause. The Consulting Agreement may be terminated by either party at any time with or without cause. On June 10, 2011, Mr. Patel received a stock option award of 180,000 options, permitting him to purchase an equal number of BluFlow’s common stock at a price of $0.033 per share. On November 14, 2011, BluFlow exchanged the 180,000 options for a restricted stock grant of 135,000 shares of BluFlow’s stock. Pursuant to the terms of the share exchange agreement entered into between Mr. Patel and BluFlow, 45,000 shares vested immediately and the remaining 90,000 shares vest in two equal installments on June 10, 2012, and June 10, 2013.

(5) Ms. Bien was appointed the Chief Financial Officer of BluFlow on June 9, 2011. Pursuant to the Merger Agreement Ms. Bien was appointed to the same positions in the Company. On December 29, 2011, we entered into the CFO Consulting Agreement with Ms. Bien to serve as our Chief Financial Officer pursuant to which she is paid a monthly salary of $1,500, $500 of which is deferred until such time as we effect one or more transactions from which we receive net proceeds of no less than $500,000. The CFO Consulting Agreement may be terminated by either party at any time with or without cause. On June 10, 2011, Ms. Bien received a stock option award of 180,000 options, permitting her to purchase an equal number of BluFlow’s common stock at a price of $0.033 per share. On November 14, 2011, BluFlow exchanged the 180,000 options for a restricted stock grant of 135,000 shares of BluFlow’s stock. Pursuant to the terms of the share exchange agreement entered into between Ms. Bien and BluFlow, 45,000 shares vested immediately and the remaining 90,000 shares vest in two equal installments on June 10, 2012, and June 10, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The table below summarizes the Company’s outstanding equity awards for each executive as of December 31, 2011:

Stock Based Awards
Name	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Meetesh Patel (1)			90,000	$39,600
Janet Bien			90,000	$39,600

(1) Stock awards granted to Mr. Patel were granted to him for his service as a director.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

There are no understandings or agreements known by management at this time which would result in a change in control.

COMPENSATION OF DIRECTORS

In establishing director compensation, the Board is guided by the following goals:

•	compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
•	compensation should align the directors’ interests with the long-term interests of stockholders; compensation should assist with attracting and retaining qualified directors.

The following table provides information regarding all compensation paid to our directors during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Meetesh Patel	-	5,711	5,711
Joseph Sierchio	-	5,711	5,711
Arturo Keller (2)	-	6,211	6,211
Jeet Sidhu	-	-	-
Total	-	17,633	17,633

(1) This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) Mr. Arturo Keller resigned as a director effective November 10, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 13, 2012, by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares Beneficially Owned (1)		Approximate Percent of Class (2)
Meetesh Patel 430 Park Avenue New York, NY 10022	Chief Executive Officer and Director	31,158,750	(3)	36.64%
Janet Bien 430 Park Avenue New York, NY 10022	Chief Financial Officer	45,000		*
Amit S. Dang 430 Park Avenue New York, NY 10022	Director	-0-		-0-
Jeet Sidhu 430 Park Avenue New York, NY 10022	Director	3,533,296	(4)	*
Joseph Sierchio 430 Park Avenue New York, NY 10022	Director	31,937,035	(5)	37.6%
All Directors and Officers as a Group (5 persons)		66,674,081		78.4%

* less than 1%.

(1) This amount includes the maximum number of shares issuable under the terms of the Exchange Warrants and any vested options. This amount reflects the one-for-three share exchange in the Reverse Merger Agreement.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 85,031,557 shares of common stock issued and outstanding on a fully diluted basis as of April 13, 2012. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Consists of (a) 30,952,500 shares of our common stock, and (b) 206,250 Series C Warrants. For additional information see footnote 4 to “Executive Compensation” table above and “Related Party Transactions,” below.

(4) Represents shares issued to Mr. Sidhu pursuant to the Sidhu Settlement Agreement (as defined and described in “Related Party Transactions” below) and shares purchased by Mr. Sidhu in one or more private transactions.

(5) Consists of (a) 31,730,785 shares of our common stock, and (b) 206,250 Series C Warrants. For additional information see “Related Party Transactions,” below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” involving Ceres Ventures, Inc. or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. Ceres Ventures, Inc. is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

The following are related party transactions for the years ended December 31, 2011 and 2010:

Ceres Ventures, Inc.

On May 20, 2011, we issued a one year convertible promissory note in the amount of $100,000 to Mr. Jeet Sidhu, one of our non-employee directors. The Sidhu Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Sidhu Convertible Note. As long as the Sidhu Convertible Note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Sidhu Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of the our common stock equal to the amount of the converted indebtedness divided by $0.50 per share. In the event of default, as defined in the Sidhu Convertible Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder.

We arranged with Mr. Rayat, our former Chief Financial Officer, director, and majority stockholder, a loan amount up to $2,500,000 that may be drawn down on an “as needed basis” at a rate of prime plus 3%. Effective September 15, 2008, Mr. Rayat and we terminated this loan agreement. At December 31, 2009, we had an unsecured promissory note pursuant to this loan agreement in the amount of $750,000 payable to Mr. Rayat, which was due on March 8, 2006, and bore interest at an annual rate of 8.5%. On March 1, 2010, Mr. Rayat agreed to convert the then outstanding balance of the note payable ($750,000) and accrued and unpaid interest ($317,527) thereon to a fixed three (3) year term convertible note, totaling $1,067,527. The Rayat Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Rayat Convertible Note. On December 29, 2011, the Company entered into the Rayat Settlement Agreement pursuant to which Mr. Rayat was issued 7,500,000 shares of the Company’s common stock as payment in full of the outstanding balance of $750,000 related to the Original Note. As part of the Rayat Settlement Agreement, Mr. Rayat forgave all accrued and unpaid interest on the Rayat Convertible Note through the date thereof, including the $317,527 of interest previously made part of the Rayat Convertible Note, totaling $488,054.

On December 29, 2011, the Company entered into a settlement agreement (the “Sidhu Settlement Agreement”) with Mr. Jeet Sidhu, a director of the Company, pursuant to which Mr. Sidhu was issued 30,000 shares of the Company’s common stock in lieu of payment of $3,000 of director compensation due him.

On December 29, 2011, the Company entered into a note settlement agreement with Sierchio & Company, LLP (“S&C”), pursuant to which Mr. Sierchio, a director of the Company and the managing partner of S&C, was issued 876,825 shares of the Company’s common stock as payment in full of $87,683 of accrued but unpaid legal fees due to S&C.

On December 29, 2011, we entered into the CEO Consulting Agreement with Mr. Patel pursuant to which Mr. Patel serves as our President and Chief Executive Officer. Under the terms of the Consulting Agreement, Mr. Patel is paid an annual salary of $120,000. For additional information regarding the Consulting Agreement see footnote 4 to the “Executive Compensation” table above.

On December 29, 2011, we entered into the CFO Consulting Agreement with Ms. Janet Bien, BluFlow’s Chief Financial Officer, pursuant to which Ms. Bien serves as our Chief Financial Officer. Under the terms of the CFO Consulting Agreement, Ms. Bien is paid an annual salary of $18,000, $6,000 of which is deferred until such time as the Company raises at least $500,000. For additional information regarding the CFO Consulting Agreement see footnote 5 to the “Executive Compensation” table above.

BluFlow Technologies, Inc.

The number of shares or units listed below reflects securities of BluFlow and does not reflect the one-for-three share exchange in the Reverse Merger Agreement.

On October 15, 2010, BluFlow sold 10,000,000 shares of its common stock to Mr. Patel, its President and Chief Executive Officer and a member of its Board in consideration of the payment of $10,000.

On October 15, 2010, BluFlow sold 10,000,000 shares of its common stock to Mr. Sierchio, a member of its Board, in consideration of the payment of $10,000.

On October 15, 2010, BluFlow sold 100,000 units of its securities to Mr. Frank Fabio, its former Chief Financial Officer and Secretary, in consideration of the payment of $10,000. Each unit consisted of one share of common stock and one-half of a BluFlow Series A Warrant (a “BF Series A Warrant”), each full BF Series A Warrant allows the holder thereof to purchase one share of BluFlow common stock at a purchase price of $0.50 per share through December 31, 2012.

On October 20, 2010, BluFlow acquired the BluFlow™ Nanoparticles, as well as certain domain names, from Appeal Capital Corp. (“Appeal”), a privately held corporation controlled by Messrs. Patel and Sierchio, in consideration of $12,000 which amount was paid through the issuance of a promissory note (the “Acquisition Note”). The Acquisition Note is secured by the options (or any subsequent licenses) of the BluFlow™ Nanoparticles. Pursuant to the terms of the Acquisition Note, BluFlow is required to repay the principal amount and all interest due thereunder no later than March 31, 2012.

On January 1, 2011, BluFlow entered into an engagement letter (the “Engagement Letter”) with S&C, pursuant to which S&C provided BluFlow with legal services; Mr. Sierchio, a co-founder and a director of BluFlow, is a managing partner of the S&C. Under the terms of the engagement letter, BluFlow paid S&C $43,925 for the preparation of organizational documents, the private placement memorandum and related agreements and the filing of blue sky forms with the various states; all other legal services were billed at a rate consistent with those paid by S&C’s clients. On July 1, 2011, BluFlow amended the Engagement Letter so that it now pays S&C a fixed monthly fee for legal services. Pursuant to the Engagement Letter, S&C may, at its sole discretion, elect to convert any of moneys due to the firm into shares of BluFlow’s common stock at $0.10 per share. The exercise price and the number of shares issuable upon the conversion of legal fees or disbursements are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions. Prior to, and after, our entrance into the Merger Agreement, Mr. Sierchio previously served as legal counsel to Ceres Ventures, Inc.

On March 31, 2011, BluFlow sold 137,500 units of its securities to Mr. Patel, its President and Chief Executive Officer and a member of its Board, in consideration of $13,750. Each unit consisted of one share of common stock and one-half of a BF Series A Warrant.

On May 10, 2011, BluFlow sold 137,500 units of its securities to Mr. Sierchio, a member of its Board, in consideration of the payment of $13,750. Each unit consisted of one share of common stock and one-half of a BF Series A Warrant.

On May 10, 2011, BluFlow sold 50,000 units of its securities to Dr. Arturo Keller, a former member of its Board, in consideration of the payment of $5,000. Each unit consisted of one share of common stock and one-half of a BF Series A Warrant.

On July 1, 2011, Mr. Patel converted $16,500 owed to him as reimbursable business expense into 165,000 shares of BluFlow’s common stock pursuant to his consulting agreement with BluFlow.

On July 1, 2011, S&C converted $11,662 owed under the Engagement Letter as reimbursable disbursements into 116,620 shares of BluFlow’s common stock.

On November 11, 2011, BluFlow entered into a resignation agreement with Dr. Keller, a former director, pursuant to which it issued 50,000 shares of its common stock to Dr. Keller.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2011; Li & Co. served as our independent registered public accounting firm to audit our financial statements for the fiscal years ended December 31, 2011 and 2010. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

BluFlow used Li & Co. as its independent auditor for the fiscal years ended December 31, 2010 and 2011; Ceres Ventures, Inc. used Peterson Sullivan as its auditor for those fiscal years. After the Reverse Merger the Company continued to use Peterson Sullivan as its independent auditor. The change from Li & Co. to Peterson Sullivan was not due to any disagreements between the Company and Li & Co.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services during the years ended December 31, 2011 and 2010:

	Years Ended
	December 31,
	2011		2010
Audit fees	12,000	(1)	8,500	(1)
Tax related fees	1,000		700
Total fees	12,000		12,000

Audit Fees

Audit fees paid to Peterson Sullivan for the years ended December 31, 2011 and 2010, totaled $12,000 and $3,500 and consist of the aggregate fees billed by Peterson Sullivan for the audit of the 2011 and 2010 financial statements included in our Annual Report on Form 10-K yeas ended December 31, 2011.

Audit fees paid to Li & Co. for the years ended December 31, 2011 and 2010, totaled $3,500 and $5,000, respectively, and consist of the aggregate fees billed by Li & Co. for the review of our quarterly financial statements during 2011 and the audit for 2010 financial statements.

Tax Fees

Our tax filings were prepared by Peterson Sullivan and Frank J. Fabio, CPA; tax fees for the years ended December 31, 2011 and 2010, totaled $1,000 and $700 and consist of the aggregate fees billed by Peterson Sullivan and Mr. Fabio for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2011 and 2010;
•	Consolidated Statements of Operations for the year ended December 31, 2011, the period from October 14, 2010 (Inception) through December 31, 2010, and the cumulative period from October 14, 2010 (Inception) to December 31, 2011;
•	Consolidated Statement of Stockholders’ Deficit from October 14, 2010 (Inception) to December 31, 2011;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, the period from October 14, 2010 (Inception) through December 31, 2010, and the cumulative period from October 14, 2010 (Inception) to December 31, 2011;
•	Notes to Consolidated Financial Statements.

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

Ceres Ventures, Inc.
(Registrant)

April 13, 2011	By	/s/ Meetesh Patel
Name: Meetesh Patel
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Meetesh Patel	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2012
Meetesh Patel

/s/ Janet Bien	Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)	April 13, 2012
Janet Bien

/s/ Jeet Sidhu	Director	April 13, 2012
Jeet Sidhu

/s/ Joseph Sierchio	Director	April 13, 2012
Joseph Sierchio

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between Ceres Ventures, Inc., Ceres Ventures Acquisition Corp. and BluFlow Technologies, Inc., dated December 29, 2011*

2.2	Certificate of Merger*

3.1	Amended and Restated Articles of Incorporation*

3.2	By Laws*

3.3	Certificate of Amendment to the Articles of Incorporation*

3.4	Certificate of Change*

4.1	Form of Subscription Agreement*

4.2	Form of Series B Warrant*

4.3	Form of Exchange Warrant*

10.1	Sponsored Research Agreement with Iowa State University dated February 1, 2007*

10.2	Exclusive license agreement with Iowa State University Research Foundation Inc. dated June 12, 2006*

10.3	Agreement with Latitude Pharmaceuticals, Inc. dated July 6, 2009*

10.4	Amendment dated October 23, 2009, to the Latitude Agreement*

10.5	Redacted License Agreement dated September 1, 2008, with the Trustees of Dartmouth College*

10.6	Sponsored Research Agreement dated May 25, 2007 with Dartmouth College*

10.7	Technologies Research Agreement with Dartmouth College as amended*

10.8	Employment Agreement with Greg Wujek dated April 6, 2006*

10.9	Stock Option Agreement with Greg Wujek dated August 1, 2006*

10.10	Employment Agreement with James F. Lynch dated March 15, 2010*

10.11	Stock Option Agreement with James F. Lynch dated March 15, 2010*

10.12	Convertible Promissory Note dated March 1, 2010, in the original principal amount of $1,067,527.40*

10.13	Convertible Promissory Note dated March 2, 2010, in the original principal amount of $40,000*

10.14	Amendment No. 1 dated April 13, 2010, to the March 2, 2010, Promissory Note*

10.15	Stock Option Agreement between PhytoMedical Technologies and Raymond Krauss*

10.16	Stock Option Agreement between PhytoMedical Technologies and Gary Branning*

10.17	Stock Option Agreement between PhytoMedical Technologies and Greg Wujek*

10.18	Employment Resignation Agreement between PhytoMedical Technologies, Inc. and Greg Wujek*

10.19	Executive Services Agreement Dated June 3, 2010, between PhytoMedical Technologies, Inc. and Amit S. Dang*

10.20	Memorandum of Intent dated August 25, 2010, between PhytoMedical Technologies, Inc. and Standard Gold Corp.*

10.21	Bridge Loan Agreement dated August 25, 2010, between PhytoMedical Technologies, Inc. and Standard Gold Corp.*

10.22	Promissory Note dated August 25, 2010, issued by Standard Gold Corp.*

10.24	Share Exchange Agreement dated October 22, 2010, between PhytoMedical Technologies, Inc., Standard Gold Corp. and the stockholders of Standard Gold Corp.*

10.25	Termination Agreement and Mutual Release dated December 24, 2010, between PhytoMedical Technologies, Inc. and Standard Gold Corp.*

10.26	Letter from Dartmouth College dated January 20, 2011, terminating the Exclusive License Agreement dated September 1, 2008, between Dartmouth College and PhytoMedical Technologies, Inc.*

10.27	Restated 8.5% Convertible Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc.*

10.28	Amendment No. 1 dated July 14, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc.*

10.29	Amendment No. 2 dated December 29, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc.

10.30	Redacted Letter of Intent dated May 11, 2010, between Appeal Capital Corp. and the Regents of the University of California* (1)

10.31	Redacted Asset Purchase Agreement dated October 20, 2010, between Appeal Capital Corp, and AcquaeBlu Corp.* (1)

10.32	8% Non-Negotiable Promissory Note dated October 20, 2010, in the original principal amount of $12,000 issued it Appeal Capital Corp.*

10.33	Redacted Consent of Substitution of Party dated October 21, 2010, between Appeal Capital Corp., Nascent Water Technologies, Inc. and the Regents of the University of California* (1)

10.34	Redacted Amendment No. 1 to Letter of Intent dated September 10, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California* (1)

10.35	Redacted Amendment No. 2 to Letter of Intent dated December 7, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California* (1)

10.36	Redacted Amendment No. 3 to Letter of Intent dated May 5, 2011, between Nascent Water Technologies, Inc. and the Regents of the University of California* (1)

10.37	Redacted Research Agreement dated December 9, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California* (1)

10.38	Redacted Service Agreement dated July 7, 2011, between BluFlow Technologies, Inc. and Applied Power Concepts, Inc.* (1)

10.39	Redacted Exclusive License Agreement dated October 10, 2011, between BluFlow Technologies, Inc. and the Regents of the University of California* (1)

10.40	Rayat Settlement Agreement dated December 29, 2011*

10.41	Sidhu Settlement Agreement dated December 29, 2011*

10.42	S&C Settlement Agreement dated December 29, 2011*

10.43	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Meetesh Patel*

10.44	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Janet Bien*

21.1	List of Subsidiaries of Ceres Ventures, Inc.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Ceres Ventures, Inc. 2011 Long-Term Incentive Plan*

* Previously filed

+ Filed herewith

(1) Portions of this exhibit have previously been redacted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

