Form 10-Q
period 2012-03-31
Ceres Ventures, Inc.
filed 2012-05-21
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 21, 2012, there were 85,031,557 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

CERES VENTURES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash	$1,369	$113,937

Total current assets	1,369	113,937

Intangible assets	64,551	51,054
Total assets	$65,920	$164,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$112,487	$120,378
Accounts payable - related party	347,670	290,242
Convertible note payable	50,000	100,000
Promissory note payable	12,000	12,000
Accrued interest on notes payable	4,904	6,427
Accrued payroll liabilities	30,277	30,277

Total current liabilities	557,338	559,324

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.25 par value, 1,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 2,000,000,000 shares
authorized; 85,031,557 shares issued and outstanding
at both March 31, 2012 and December 31, 2011	850	850
Additional paid-in capital	229,143	227,273
Deficit accumulated during the development stage	(721,411)	(622,456)
Total stockholders' deficit	(491,418)	(394,333)

Total liabilities and stockholders' deficit	$65,920	$164,991

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			For the Period from
			October 14, 2010
	For the Three Months Ended		(Inception) through
	March 31, 2012	March 31, 2011	March 31, 2012

REVENUE	$-	$-	$-

COSTS AND OPERATING EXPENSES
Research and development	28,592	40,737	230,145
Investor relations and marketing	6,572	2,735	26,875
Director and management fees	35,983	25,000	174,193
Professional fees	24,187	43,213	237,412
Travel, office and facilities expenses	2,058	9,766	49,966
Costs and operating expenses	97,392	121,451	718,591

LOSS FROM OPERATIONS	(97,392)	(121,451)	(718,591)

OTHER EXPENSE
Interest expense	1,563	240	2,820
Total other expense	1,563	240	2,820

LOSS BEFORE INCOME TAX	(98,955)	(121,691)	(721,411)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(98,955)	$(121,691)	$(721,411)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	85,031,557	64,144,833

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(unaudited)

				Deficit
				Accumulated
				during the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit

Balance, October 14, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common stock at $0.00033
per share on October 14, 2010	60,000,000	600	19,400	-	20,000

Issuance of Units at $0.033 per share
on October 14, 2010	300,000	3	9,997	-	10,000

Net loss	-	-	-	(50,855)	(50,855)

Balance, December 31, 2010	60,300,000	603	29,397	(50,855)	(20,855)

Issuance of Units at $0.033 per share
on January 31, 2011	5,865,000	59	195,441	-	195,500

Issuance of Units at $0.033 per share
on March 31, 2011	2,437,500	24	81,226	-	81,250

Issuance of Units at $0.033 per share
on May 10, 2011	562,500	6	18,744	-	18,750

Conversion of accounts payable to
common stock on July 1, 2011	844,860	8	28,154	-	28,162

Share based compensation	285,000	3	18,106	-	18,109

Issuance of common stock at $0.033
per share on December 15, 2011	1,500,000	15	49,985	-	50,000

Effect of reverse merger recapitalization
on December 29, 2011	4,829,872	48	(451,963)	-	(451,915)

Conversion of accounts payable to common
stock on December 29, 2011	906,825	9	90,673	-	90,682

Conversion of note payable to common stock
on December 29, 2011	7,500,000	75	167,510	-	167,585

Net loss	-	-	-	(571,601)	(571,601)

Balance, December 31, 2011	85,031,557	850	227,273	(622,456)	(394,333)

Share based compensation			1,870	-	1,870

Net loss	-	-	-	(98,955)	(98,955)

Balance, March 31, 2012	85,031,557	$850	$229,143	$(721,411)	$(491,418)

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period from
			October 14, 2010
	For the Three Months		(Inception) through
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,955)	$(121,691)	$(721,411)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation	1,870	-	19,979
Changes in operating assets and liabilities:
Accounts payable	49,537	76,127	430,118
Accrued interest	(1,523)	240	(266)
Net cash used in operating activities	(49,071)	(45,324)	(271,580)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of intangible assets	(13,497)	(3,110)	(64,551)
Net cash used in investing activity	(13,497)	(3,110)	(64,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from investors	-	(94,000)	99,000
Proceeds from issuance of promissory note payable	-	-	12,000
Proceeds from issuance of common stock and warrants	-	237,500	276,500
Repayment of convertible note payable	(50,000)	-	(50,000)

Net cash provided by (used in) financing activities	(50,000)	143,500	337,500

NET CHANGE IN CASH	(112,568)	95,066	1,369

CASH
BEGINNING OF PERIOD	113,937	127,000	-
END OF PERIOD	$1,369	$222,066	$1,369

NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities assumed as part of reverse merger	$-	$-	$451,915
Conversion of accounts payable to common stock	$-	$-	$118,845
Conversion of convertible note to common stock	$-	$-	$167,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$3,086	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ceres Ventures, Inc. (“Ceres Ventures”, the Company”), together with its wholly-owned subsidiary, BluFlow Technologies, Inc. (“BluFlow”), is focused on the research, development, and eventual commercialization of emerging next-generation clean technologies for the remediation of polluted water, soil, and air in an environmentally friendly and cost effective manner.

Ceres Ventures, formerly known as PhytoMedical Technologies, Inc., was incorporated in the State of Nevada on July 25, 2001 under the name Enterprise Technologies, Inc. BluFlow was incorporated on October 14, 2010 under the laws of the State of Delaware.

Ceres Ventures Name Change and Reverse Split

On November 21, 2011, PhytoMedical Technologies, Inc. changed its name to Ceres Ventures, Inc. and implemented a one-for-fifty reverse share consolidation. The par value and total number of authorized shares were unaffected by the reverse stock split. All shares and per share amounts in these financial statements and notes thereto have been retrospectively adjusted to all periods presented to give effect to the reverse stock split. The Reverse Split was declared effective by the Financial Industry Regulatory Authority (FINRA”) on December 12, 2011.

Reverse Merger

On December 29, 2011, Ceres Ventures, a public shell company, and BluFlow entered into an agreement and plan of merger (the Merger Agreement”) pursuant to which BluFlow became a wholly-owned subsidiary of Ceres Ventures as more fully described in Note 2. The merger is being accounted for as a reverse-merger and recapitalization and BluFlow is considered the acquirer for accounting purposes and Ceres Ventures the acquired company. The business of BluFlow became the business of Ceres Ventures.

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, this information should be read in conjunction with Ceres Ventures, Inc. financial statements and notes contained in its 2011 Annual Report on Form 10-K. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. The information furnished herein reflects all adjustment that are, in the opinion of management, necessary for the fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental United States GAAP as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Going Concern

As of March 31, 2012, the Company had cash of $1,369. The Company is a development stage company, and does not currently have any commercial products and there is no assurance that it will successfully be able to design, develop, manufacture, or sell any commercial products in the future. The Company has not generated any revenue since inception. The Company had a working capital deficit of $555,969, reported an accumulated deficit of $721,411 as of March 31, 2012, and does not have positive cash flows from operating activities.

Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate its research programs, sell rights to its BluFlowTM Treatment Systems, BluFlowTM Nanoparticles or BluFlowTM AUT.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon the Company obtaining necessary financing to fund ongoing operations. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Reverse Merger

On December 29, 2011, Ceres Ventures entered into an agreement and plan of merger with its newly organized wholly-owned subsidiary, Ceres Ventures Acquisition Corp. (“CVA”), a Delaware corporation, and BluFlow. Pursuant to the merger agreement CVA merged with and into BluFlow, with BluFlow remaining as the surviving corporation and a wholly-owned subsidiary of the Company (“the Reverse Merger”). The former stockholders of BluFlow received shares of the Company that constituted a majority of the outstanding shares.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

As of March 31, 2012, the Company had $64,551 of intangible assets on the Consolidated Balance Sheet representing the costs for a license agreement and patent usage rights. These costs were not subject to amortization as the patents are pending.

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

The Company determined there was no impairment of long-lived assets for the period ended March 31, 2012, and the year ended December 31, 2011.

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

On December 29, 2011, the Company exchanged with BluFlow stockholders who were also holders of common stock purchase warrants to purchase up to an aggregate of 1,527,500 shares of BluFlow common stock at an initial price of $0.50 per share, substantially identical warrants to purchase up to 4,582,500 shares of the Company’s common stock at an initial exercise price of $0.16 per share (“the Exchange Warrants”). The expiration date of each Exchange Warrant is substantially identical to the BluFlow warrant for which it was exchanged, December 31, 2012. The exercise price of the Exchange Warrants and the number of shares issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.

On December 29, 2011, the Company exchanged with holders of BluFlow stock options who held options to purchase, subject to the holders meeting certain vesting milestones, up to an aggregate of 120,000 shares of BluFlow common stock at an exercise price of $0.25 per share, substantially identical options to purchase up to 360,000 shares of the Company’s common stock at an initial exercise price of $0.083 per share (“the Exchange Options”). The exercise price of the Exchange Options and the number of shares issuable upon the exercise of the options are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.

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

The computation of loss per share for the three month periods ended March 31, 2012 and 2011 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive: 360,000 and nil, respectively; 4,982,500 and 4,151,250, respectively, of warrants outstanding; and 106,916 and nil, respectively, of shares of common stock (equivalent common shares) from convertible notes payable and accrued interest issued.

The loss per share is as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Numerator - net loss	$(98,955)	$(121,691)

Denominator for basic loss per share - weighted average shares outstanding	85,031,557	64,144,833
Dilutive effective of common equivalent shares	-	-
Denominator for dilutive loss per share - adjusted weighted average shares outstanding	85,031,557	64,144,833

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

NOTE 4. SPONSORED RESEARCH AGREEMENT

University of California, Santa Barbara

On December 9, 2010, the Company entered into the sponsored Research Agreement with the University of California, Santa Barbara (UCSB”) providing for the continuing development of the UCSB Nanoparticles. The research agreement was effective for the period January 1, 2011 through December 31, 2014. The terms of the agreement were on a “cost reimbursement” basis. The agreement could be terminated by either party, without cause, with a 60-day written notice. Pursuant to SEC Rule 24b-2, certain portions of this agreement have been granted confidential treatment and therefore have not been disclosed.

On October 24, 2011, the Company provided a 60-day written termination notice to UCSB as management believes it can further the research and development of the technology on a more cost effective manner than UCSB.

Applied Power Concepts, Inc.

On July 7, 2011, the Company entered into a services agreement (the “Services Agreement”) with Applied Power Concepts, Inc. (“APC”) and additional ancillary agreements pursuant to which APC assists the Company in the development of the patent pending BluFlowTM Treatment System, which incorporates the BluFlowTM Nanoparticles and BluFlowTM AUT, as well as research and development to determine additional applications for the BluFlowTM Nanoparticles. Pursuant to the terms of the Services Agreement any technologies developed by APC for the Company, including any patents arising therefrom, belong to the Company. Pursuant to SEC Rule 24b-2, certain portions of this agreement have been granted confidential treatment and therefore have not been disclosed.

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

At March 31, 2012, accrued interest on the Sidhu Convertible Note was $3,458.

On April 29, 2012, the Company and Mr. Sidhu entered into Amendment No. 3 related to the Sidhu Convertible Note modifying the principal and interest payment date from April 30, 2012 to June 30, 2012.

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

On October 11, 2011, we entered into an Exclusive License Agreement with UCSB to exclusively license the technologies. For further details of the license agreement refer to Note 5 - License Agreement.

During the three month periods ended March 31, 2012 and 2011, we recorded interest expense of $259 and $240, respectively, related to this promissory note payable. At March 31, 2012, accrued interest related to the promissory note payable was $1,446.

NOTE 9. STOCKHOLDERS’ DEFICIT

Shares Authorized

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.25, and 2,000,000,000 shares of common stock, par value of $0.00001. As of March 31, 2012, there were zero shares of preferred stock issued and outstanding and 85,031,557 shares of common stock issued and outstanding.

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

On December 15, 2011, we completed a subscription agreement for the sale of 1,500,000 shares of common stock at $0.033 per share for total proceeds of $50,000. This offering was exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended (“the 1933 Act”) and Regulation D as promulgated by the SEC under the 1933 Act.

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

Warrants

As part of the November 2010 – May 2011 private placement discussed above, BluFlow issued a total of 4,582,500 Series C Common Stock Purchase Warrants. On December 29, 2011, the date of the merger, Ceres Ventures had warrants outstanding to purchase 400,000 shares of common stock at an exercise price of $1.50 per share. The Ceres Ventures’ warrants expire on May 19, 2012.

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

During the three month period ended March 31, 2012, no warrants were granted, exercised or cancelled.

NOTE 10. SHARED BASED COMPENSATION

On December 29, 2011, the Company approved the 2011 Long Term Stock Incentive Plan (the “2011 Plan”), pursuant to which the Board is authorized to grant up to 10,000,000 shares of the Company’s common stock, which have been reserved for issuance. The 2011 Plan has not yet been approved by the Company’s stockholders.

In accordance with the 2011 Plan, shares issued may be either authorized but unissued shares, treasury shares or any combination of these shares. Additionally, the 2011 Plan permits the reuse or reissuance of shares of common stock which were canceled, expired, forfeited or, in the case of stock appreciation rights (“SARs”), paid out in the form of cash. Awards include non-qualified and incentive stock options, stock appreciation rights, restricted stock, other stock-based awards, and performance-based compensation awards, any or all of which may be subject to time-based or performance-based vesting requirements. The compensation committee has the discretionary authority to determine the type, vesting requirements, and size of an award with a maximum of 2,000,000 shares to be granted to any participate in any plan year. As of March 31, 2012, 9,370,000 shares remain available for issuance pursuant to the 2011 Plan.

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

The table below summarizes the Company’s stock option activities through March 31, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	360,000	$0.083
Granted	-
Exercised	-
Cancelled or expired	-
Outstanding at March 31, 2012	360,000	$0.083	9.27	$2,400

Exercisable at March 31, 2012	120,000	$0.083	9.27	$2,400

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

We recorded $387 and $nil in stock option compensation expense for the three month periods ended March 31, 2012 and 2011, respectively, as research and development expenses. An estimated $2,417 will be expensed over the remaining vesting period of 1 year.

Restricted Stock

The table below summarizes the Company’s restricted stock activities through March 31, 2012:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	270,000	$0.033
Granted	-
Vested	-
Cancelled or expired	-
Nonvested at March 31, 2012	270,000	$0.033

We recorded $1,483 and $nil in restricted stock compensation expense for the three month periods ended March 31, 2012 and 2011, respectively. An estimated $7,916 will be expensed over the remaining vesting period of 1.19 years.

NOTE 11. RELATED PARTY TRANSACTIONS

Legal Services

The Company was provided legal services by a company owned by a director. The Company recorded $24,000 and $41,463 for these services for the three month periods ended March 31, 2012 and 2011, respectively.

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

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued for possible adjustment to the financial statements or disclosures. Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q (this “Form 10-Q”) for the quarter ended March 31, 2012, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

Except where the context otherwise requires and for purposes of this 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “Ceres” refer to Ceres Ventures, Inc., a Nevada corporation, and its consolidated subsidiary.

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

Background

We were incorporated in the State of Nevada on July 25, 2001, under the name “Enterprise Technologies, Inc.,” we changed our name to Ceres Ventures, Inc. on November 21, 2011. The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiary BluFlow Technologies, Inc. (“BluFlow”). BluFlow was incorporated on October 14, 2010, in the State of Delaware.

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

Reverse Merger

On December 29, 2011, Ceres Ventures, Inc. entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with BluFlow, a privately held Delaware corporation, and Ceres Ventures Acquisition Corp., Ceres Ventures, Inc.’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”), pursuant to which BluFlow merged with and into Acquisition Sub, with BluFlow as the surviving entity, causing BluFlow to become a wholly-owned subsidiary (the “Reverse Merger”). The Reverse Merger was completed in order to obtain access to public markets for financing for the Company’s patented BluFlowTM Treatment System.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

As a result of the ownership interests of the former shareholders of BluFlow, for financial statement reporting purposes, the merger between Ceres Ventures, Inc. and BluFlow has been treated as a reverse acquisition with BluFlow deemed the accounting acquirer and Ceres deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. Accordingly, the results of operations presented in this Form 10-Q represent the historical results of operations of BluFlow.

	For the Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change

COSTS AND OPERATING EXPENSES
Research and development	$28,592	$40,737	$(12,145)	(29.8)%
Investor relations and marketing	6,572	2,735	3,837	140.3%
Director and management fees	35,983	25,000	10,983	43.9%
Professional fees	24,187	43,213	(19,026)	(44.0)%
Travel, office and facilities expenses	2,058	9,766	(7,708)	(78.9)%
Costs and operating expenses	$97,392	$121,451	$(24,059)	(19.8)%
OTHER EXPENSE
Interest expense	1,563	240	1,323	551.3%
NET LOSS	$98,955	$121,691	$(22,736)	(18.7)%

We are still in the development stage and have no revenues to date.

During the three months ended March 31, 2012 and 2011, we had a net loss of $98,955 and $121,691, respectively; explanations for the decrease in our net loss of $22,736 are included below.

Research and Development:

The $12,145 decrease in research and development costs for the three months ended March 31, 2012, compared to March 31, 2011, is primarily due to changing our research and development service provider to a lower cost provider.

Investor Relations and Marketing

The $3,837 increase in investor relations and marketing expenses for the three months ended March 31, 2012, compared to March 31, 2011, is primarily due to increased filing fees as we are now a public company as a result of the completion of the December 29, 2011 reverse merger and hiring an investor relations consultant.

Director and Management Fees

The increase of $10,983 in director and management fees during the three months ended March 31, 2012, compared to March 31, 2011, is primarily due to hiring a chief financial officer and increasing the compensation of the Company’s president.

Professional Fees

The decrease in professional fees of $19,026 for the three months ended March 31, 2012, compared to March 31, 2011 is primarily due to decreased legal fees as a result of negotiating a flat monthly rate with our legal counsel.

Travel, Office and Facilities Expenses

The $7,708 decrease in travel, office and facilities expenses for the three months ended March 31, 2012 compared to March 31, 2011 is primarily due to less travel expenses.

Liquidity and Capital Resources

At March 31, 2012, we had cash of $1,369, intangible assets of $64,551, outstanding liabilities totaling $557,338 and a stockholders' deficit of $491,418. We have financed our operations primarily from funds received pursuant to the BluFlow Offering as further described below.

We had a working capital deficit of $555,969 and reported cumulative losses of $721,411 from inception (October 14, 2010) through March 31, 2012. We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.

Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investments in order to fund ongoing research and development activities of our BluFlowTM Treatment System, BluFlowTM Nanoparticles and BluFlowTM AUT We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities was $49,071 for the three months ended March 31, 2012, compared to $45,324 for the three months ended March 31, 2011. The increase in cash used in operating activities is further described above.

Net cash used in investing activities was $13,497 and $3,110 for the three month periods ended March 31, 2012 and 2011, respectively. We used capital to invest in the patents underlying our proprietary BluFlowTM Treatment System.

Net cash used in financing activities was $50,000 for the three months ended March 31, 2012, representing repayment of debt and net cash generated from financing activities was $143,500 for the three month periods ended March 31, 2011, representing funding received from the issuance of common stock and warrants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between Ceres Ventures, Inc., Ceres Ventures Acquisition Corp. and BluFlow Technologies, Inc., dated December 29, 2011*

2.2	Certificate of Merger*

3.1	Amended and Restated Articles of Incorporation*

3.2	By Laws*

3.3	Certificate of Amendment to the Articles of Incorporation*

3.4	Certificate of Change*

4.1	Form of Subscription Agreement*

4.2	Form of Series B Warrant*

4.3	Form of Exchange Warrant*

10.1	Sponsored Research Agreement with Iowa State University dated February 1, 2007*

10.2	Exclusive license agreement with Iowa State University Research Foundation Inc. dated June 12, 2006*

10.3	Agreement with Latitude Pharmaceuticals, Inc. dated July 6, 2009*

10.4	Amendment dated October 23, 2009, to the Latitude Agreement*

10.5	Redacted License Agreement dated September 1, 2008, with the Trustees of Dartmouth College*

10.6	Sponsored Research Agreement dated May 25, 2007 with Dartmouth College*

10.7	Technologies Research Agreement with Dartmouth College as amended*

10.8	Employment Agreement with Greg Wujek dated April 6, 2006*

10.9	Stock Option Agreement with Greg Wujek dated August 1, 2006*

10.10	Employment Agreement with James F. Lynch dated March 15, 2010*

10.11	Stock Option Agreement with James F. Lynch dated March 15, 2010*

10.12	Convertible Promissory Note dated March 1, 2010, in the original principal amount of $1,067,527.40*

10.13	Convertible Promissory Note dated March 2, 2010, in the original principal amount of $40,000*

10.14	Amendment No. 1 dated April 13, 2010, to the March 2, 2010, Promissory Note*

10.15	Stock Option Agreement between PhytoMedical Technologies and Raymond Krauss*
10.16	Stock Option Agreement between PhytoMedical Technologies and Gary Branning*

10.17	Stock Option Agreement between PhytoMedical Technologies and Greg Wujek*

10.18	Employment Resignation Agreement between PhytoMedical Technologies, Inc. and Greg Wujek*

10.19	Executive Services Agreement Dated June 3, 2010, between PhytoMedical Technologies, Inc. and Amit S. Dang*

10.20	Memorandum of Intent dated August 25, 2010, between PhytoMedical Technologies, Inc. and Standard Gold Corp.*

10.21	Bridge Loan Agreement dated August 25, 2010, between PhytoMedical Technologies, Inc. and Standard Gold Corp.*

10.22	Promissory Note dated August 25, 2010, issued by Standard Gold Corp.*

10.24	Share Exchange Agreement dated October 22, 2010, between PhytoMedical Technologies, Inc., Standard Gold Corp. and the stockholders of Standard Gold Corp.*

10.25	Termination Agreement and Mutual Release dated December 24, 2010, between PhytoMedical Technologies, Inc. and Standard Gold Corp.*

10.26	Letter from Dartmouth College dated January 20, 2011, terminating the Exclusive License Agreement dated September 1, 2008, between Dartmouth College and PhytoMedical Technologies, Inc.*

10.27	Restated 8.5% Convertible Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc.*

10.28	Amendment No. 1 dated July 14, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc.*

10.29	Amendment No. 2 dated December 29, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc.*

10.30	Redacted Letter of Intent dated May 11, 2010, between Appeal Capital Corp. and the Regents of the University of California* (1)

10.31	Redacted Asset Purchase Agreement dated October 20, 2010, between Appeal Capital Corp, and AcquaeBlu Corp.* (1)

10.32	8% Non-Negotiable Promissory Note dated October 20, 2010, in the original principal amount of $12,000 issued it Appeal Capital Corp.*

10.33	Redacted Consent of Substitution of Party dated October 21, 2010, between Appeal Capital Corp., Nascent Water Technologies, Inc. and the Regents of the University of California* (1)

10.34	Redacted Amendment No. 1 to Letter of Intent dated September 10, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California* (1)

10.35	Redacted Amendment No. 2 to Letter of Intent dated December 7, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California* (1)
10.36	Redacted Amendment No. 3 to Letter of Intent dated May 5, 2011, between Nascent Water Technologies, Inc. and the Regents of the University of California* (1)

10.37	Redacted Research Agreement dated December 9, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California* (1)

10.38	Redacted Service Agreement dated July 7, 2011, between BluFlow Technologies, Inc. and Applied Power Concepts, Inc.* (1)

10.39	Redacted Exclusive License Agreement dated October 10, 2011, between BluFlow Technologies, Inc. and the Regents of the University of California* (1)

10.40	Rayat Settlement Agreement dated December 29, 2011*

10.41	Sidhu Settlement Agreement dated December 29, 2011*

10.42	S&C Settlement Agreement dated December 29, 2011*

10.43	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Meetesh Patel*

10.44	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Janet Bien*

10.45	Amendment No. 3 dated April 29, 2012, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc.+

21.1	List of Subsidiaries of Ceres Ventures, Inc.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Ceres Ventures, Inc. 2011 Long-Term Incentive Plan*

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

Ceres Ventures, Inc.
(Registrant)

May 21, 2012	By	/s/ Janet Bien
Name: Janet Bien
Title: Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

