Form 10-Q
period 2012-06-30
Ceres Ventures, Inc.
filed 2012-08-14
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2012, there were 85,501,557 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

CERES VENTURES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash	$28,520	$113,937
Prepaid expenses	3,545	-

Total current assets	32,065	113,937

Intangible assets	64,551	51,054
Total assets	$96,616	$164,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$57,209	$120,378
Accounts payable - related party	82,968	290,242
Convertible note payable	50,000	100,000
Accrued interest on convertible note payable	4,518	5,240
Accrued payroll liabilities	30,277	30,277
Promissory note payable	12,000	-
Accrued interest on promissory note payable	1,709	-

Total current liabilities	238,681	546,137

Long term liabilities
Promissory note payable	-	12,000
Convertible note payable, net of unamortized discount	117,217	-
Accrued interest on convertible notes payable	26	1,187

Total liabilities	355,924	559,324

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.25 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 2,000,000,000 shares authorized: 85,501,557 and 85,031,557 shares issued and outstanding on June 30, 2012 and December 31, 2011, respectively	854	850
Additional paid-in capital	551,381	227,273
Deficit accumulated during the development stage	(811,543)	(622,456)
Total stockholders' deficit	(259,308)	(394,333)

Total liabilities and stockholders' deficit	$96,616	$164,991

(See accompanying notes to the consolidated financial statements)

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					For the Period from
					October 14, 2010
	For the Three Months Ended		For the Six Months Ended		(Inception) through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

REVENUE	$-	$-	$-	$-	$-

COSTS AND OPERATING EXPENSES
Research and development	(8,439)	40,737	20,153	81,474	221,706
Investor relations and marketing	4,178	1,437	10,750	4,172	31,053
Director and management fees	36,028	34,170	72,011	59,179	210,221
Professional fees	39,001	68,887	63,188	112,100	276,413
Travel, office and facilities expenses	18,094	15,109	20,152	24,866	68,060
Costs and operating expenses	88,862	160,340	186,254	281,791	807,453

LOSS FROM OPERATIONS	(88,862)	(160,340)	(186,254)	(281,791)	(807,453)

OTHER EXPENSE
Interest expense	1,270	247	2,833	487	4,090
Total other expense	1,270	247	2,833	487	4,090

LOSS BEFORE INCOME TAX	(90,132)	(160,587)	(189,087)	(282,278)	(811,543)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(90,132)	$(160,587)	$(189,087)	$(282,278)	$(811,543)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	85,064,909	71,309,351	85,048,233	66,544,475

(See accompanying notes to the consolidated financial statements)

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

				Deficit
				Accumulated
				during the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit

Balance, October 14, 2010 (Inception)	-	$-	$-	$-	$-
Issuance of common stock at $0.00033 per share on October 14, 2010	60,000,000	600	19,400	-	20,000
Issuance of Units at $0.033 per share on October 14, 2010	300,000	3	9,997	-	10,000
Net loss	-	-	-	(50,855)	(50,855)

Balance, December 31, 2010	60,300,000	603	29,397	(50,855)	(20,855)

Issuance of Units at $0.033 per share on January 31, 2011	5,865,000	59	195,441	-	195,500
Issuance of Units at $0.033 per share on March 31, 2011	2,437,500	24	81,226	-	81,250
Issuance of Units at $0.033 per share on May 10, 2011	562,500	6	18,744	-	18,750
Conversion of accounts payable to common stock on July 1, 2011	844,860	8	28,154	-	28,162
Share based compensation	285,000	3	18,106	-	18,109
Issuance of common stock at $0.033 per share on December 15, 2011	1,500,000	15	49,985	-	50,000
Effect of reverse merger recapitalization on December 29, 2011	4,829,872	48	(451,963)	-	(451,915)
Conversion of accounts payable to common stock on December 29, 2011	906,825	9	90,673	-	90,682
Conversion of note payable to common stock on December 29, 2011	7,500,000	75	167,510	-	167,585
Net loss	-	-	-	(571,601)	(571,601)

Balance, December 31, 2011	85,031,557	850	227,273	(622,456)	(394,333)

Issuance of units at $0.20 per share on June 30, 2012	335,000	3	66,997	-	67,000
Share based compensation	135,000	1	3,717	-	3,718
Debt discount related to beneficial conversion feature and warrants	-	-	253,394	-	253,394
Net loss	-	-	-	(189,087)	(189,087)

Balance, June 30, 2012	85,501,557	$854	$551,381	$(811,543)	$(259,308)

(See accompanying notes to the consolidated financial statements)

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period from
			October 14, 2010
	For the Six Months		(Inception) through
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(189,087)	$(282,278)	$(811,543)
Adjustments to reconcile net loss to net cash used in operating activities Share based compensation	3,718	7,679	21,827
Amortization of debt discount	77	-	77
Changes in operating assets and liabilities:
Prepaid expenses	(3,545)	-	(3,545)
Accounts payable	100,091	174,763	480,672
Accrued interest	(174)	(487)	1,083
Net cash used in operating activities	(88,920)	(100,323)	(311,429)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of intangible assets	(13,497)	(7,339)	(64,551)
Net cash used in investing activity	(13,497)	(7,339)	(64,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from investors	-	(99,000)	99,000
Proceeds from issuance of promissory note payable	-	-	12,000
Proceeds from issuance of common stock and warrants	67,000	295,500	343,500
Repayment of convertible note payable	(50,000)	-	(50,000)
Net cash provided by financing activities	17,000	196,500	404,500

NET CHANGE IN CASH	(85,417)	88,838	28,520

CASH
BEGINNING OF PERIOD	113,937	127,000	-
END OF PERIOD	$28,520	$215,838	$28,520

NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities assumed as part of reverse merger	$-	$-	$451,915
Conversion of accounts payable to common stock	$-	$-	$118,845
Conversion of convertible note to common stock	$-	$-	$167,585
Conversion of accounts payable to notes payable	$370,688	$-	$370,688
Debt discount on notes payable	$253,394	$-	$253,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$3,086	$-	$-
Income tax paid	$-	$-	$-

(See accompanying notes to the consolidated financial statements)

CERES VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ceres Ventures, Inc. (“Ceres Ventures”, the “Company”), together with its wholly-owned subsidiary, BluFlow Technologies, Inc. (“BluFlow”), is focused on the research, development, and eventual commercialization of emerging next-generation clean technologies for the remediation of polluted water, soil, and air in an environmentally friendly and cost effective manner.

Ceres Ventures, formerly known as PhytoMedical Technologies, Inc., was incorporated in the State of Nevada on July 25, 2001, under the name Enterprise Technologies, Inc. BluFlow was incorporated on October 14, 2010 under the laws of the State of Delaware.

Ceres Ventures Name Change and Reverse Split

On November 21, 2011, PhytoMedical Technologies, Inc. changed its name to Ceres Ventures, Inc. and implemented a one-for-fifty reverse stock split (the “Reverse Split”). The par value and total number of authorized shares were unaffected by the Reverse Split. All shares and per share amounts in these financial statements and notes thereto have been retrospectively adjusted to all periods presented to give effect to the reverse stock split. The Reverse Split was declared effective by the Financial Industry Regulatory Authority on December 12, 2011.

Reverse Merger

On December 29, 2011, Ceres Ventures, a public shell company, and BluFlow entered into an agreement and plan of merger pursuant to which BluFlow became a wholly-owned subsidiary of Ceres Ventures. The merger was accounted for as a reverse-merger and recapitalization and BluFlow is considered the acquirer for accounting purposes and Ceres Ventures the acquired company. The business of BluFlow became the business of Ceres Ventures.

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, this information should be read in conjunction with Ceres Ventures, Inc. financial statements and notes contained in its 2011 Annual Report on Form 10-K. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. The information furnished herein reflects all adjustment that are, in the opinion of management, necessary for the fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental United States GAAP as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Going Concern

As of June 30, 2012, the Company had cash of $28,520. The Company is a development stage company and does not currently have any commercial products and there is no assurance that it will successfully be able to design, develop, manufacture, or sell any commercial products in the future. The Company has not generated any revenue since inception. The Company had a working capital deficit of $206,616, reported an accumulated deficit of $811,543 as of June 30, 2012, and does not have positive cash flows from operating activities.

During the six month period ended June 30, 2012, the Company raised $67,000 from the sale of its equity securities. The Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate its research programs, and/or sell rights to its BluFlowTM Treatment System, BluFlowTM Nanoparticles or BluFlowTM AUT.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued interest, accrued payroll liabilities, approximate their fair value because of the short-term nature of these instruments and their liquidity. Due to conversion features and other terms, it is not practical to estimate the fair value of notes payable and convertible notes payable. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

As of June 30, 2012, the Company had $64,551 of intangible assets on the Consolidated Balance Sheet representing the costs for a license agreement, patent usage rights and patent filing costs. These costs were not subject to amortization as the patents are pending.

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

The Company determined there was no impairment of long-lived assets for the period ended June 30, 2012, and the year ended December 31, 2011.

Research and Development Costs

Research and development costs are charged to expense when incurred. Research and development includes costs such as contracted research and license agreement fees with no alternative future use, supplies and materials, salaries and employee benefits, equipment depreciation, allocation of various corporate costs, and amortization of intangible assets.

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

Loss Per Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net income (loss) per common share is based on the weighted average number of shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. See “Note 2. Loss Per Share” for further discussion.

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

The computation of loss per share for the three and six month periods ended June 30, 2012 and 2011, excludes the following potentially dilutive securities because their inclusion would be anti-dilutive: 360,000 and nil, respectively of stock options; 6,750,000 and 4,582,500, respectively, of warrants outstanding; and 3,815,909 and nil, respectively, of shares of common stock (equivalent common shares) from convertible notes payable and accrued interest issued.

The loss per share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator - net loss	$(90,132)	$(160,587)	$(189,087)	$(282,278)

Denominator for basic loss per share - weighted average shares outstanding	85,064,909	71,309,351	85,048,233	66,544,475
Dilutive effective of common equivalent shares	-	-	-	-
Denominator for dilutive loss per share - adjusted weighted average shares outstanding	85,064,909	71,309,351	85,048,233	66,544,475

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 3. SPONSORED RESEARCH AGREEMENT

Applied Power Concepts, Inc.

On July 7, 2011, the Company entered into a services agreement (the “Services Agreement”) with Applied Power Concepts, Inc. (“APC”) and additional ancillary agreements pursuant to which APC assists the Company in the development of the patent pending BluFlow TM Treatment System, which incorporates the BluFlow TM Nanoparticles and BluFlow TM AUT, as well as research and development to determine additional applications for the BluFlow TM Nanoparticles. Pursuant to the terms of the Services Agreement any technologies developed by APC for the Company, including any patents arising therefrom, belong to the Company. Pursuant to SEC Rule 24b-2, certain portions of this agreement have been granted confidential treatment and therefore have not been disclosed.

Payment under the Services Agreement is based upon time and materials and includes a bonus of stock options to purchase the Company’s common stock with vesting based on performance milestones. The Services Agreement can be terminated at any time by either party.

NOTE 4. CONVERTIBLE NOTE PAYABLE

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

Pursuant to an amendment dated December 29, 2011, the Sidhu Convertible Note is payable as follows: (a) $50,000 plus accrued and unpaid interest thereon on or before January 31, 2012 and (b) the balance of $50,000 plus accrued and unpaid interest thereon on or before April 30, 2012. On January 31, 2012, the Company made the first $50,000 installment payment plus accrued interest on that amount according to the terms of the amended agreement for a total payment of $53,086. On April 29, 2012, the Company and Mr. Sidhu entered into Amendment No. 3 related to the Sidhu Convertible Note modifying the principal and interest payment date from April 30, 2012 to June 30, 2012. At June 30, 2012, the Company did not have the cash on hand to pay the outstanding principal of $50,000 and accrued interest of $4,518. In accordance with the terms of the promissory note, the interest rate will increase to 10% per annum beginning July 1, 2012.

For the three and six month ended June 30, 2012, the Company recorded $1,059 and $2,363 for interest expense related to this convertible note payable.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

S&C Convertible Note

On June 30, 2012, the Company entered into a debt restructuring agreement (the “S&C Restructuring Agreement”) with Sierchio & Company, LLP (“S&C”), to restructure the $225,688 owed to S&C for legal services rendered to the Company from inception through June 30, 2012, and issued a convertible promissory note in the amount of $225,688 to S&C (the “S&C Convertible Note”). The S&C Convertible Note bears interest at the rate of 4% per annum, which interest is accrued and payable on the maturity date of the S&C Convertible Note, December 31, 2013. As long as the S&C Convertible Note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the S&C Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of our common stock equal to the amount of the converted indebtedness divided by $0.10 per share. In the event of default, as defined in the S&C Convertible Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder.

Pursuant to the terms of the S&C Restructuring Agreement, the Company issued S&C a Series E Stock Purchase Warrant (the “Series E Warrant”) allowing the holder to purchase up to 1,000,000 shares of the Company’s common stock at a purchase price of $0.10 per share through December 31, 2016. The Series E Warrant includes a “cashless exercise” provision.

Mr. Joseph Sierchio, a non-employee director and a major shareholder of the Company, is the managing partner of S&C.

The Company first allocated the fair value of the liability between the S&C Convertible Note and the Series E Warrants based upon their relative fair values. The estimated fair value of the Series E Warrants issued with the note of $97,869 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.10 per share; estimated volatility – 216.5%; risk free interest rate - 0.72%; expected dividend rate - 0% and expected life – 4.5 years. This resulted in allocating $68,266 to the Series E Warrants and $157,422 to the S&C Convertible Note.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $68,266. The resulting $68,266 discount to the note is being accreted over the 18 month term of the note using the effective interest method.

During the three months ended June 30, 2012, the Company recognized $17 of interest expense related to this S&C Convertible Note and $42 of accretion related to the debt discount. The remaining debt discount of $136,490 will be amortized through December 31, 2013.

Strategic Convertible Note

On June 30, 2012, the Company entered into a debt restructuring agreement (the “Strategic Restructuring Agreement”) with Strategic Edge, LLC (“Strategic”), to restructure the $145,000 owed to Strategic for consulting services rendered to the Company from January 1, 2011 through June 30, 2012, and issued a convertible promissory note in the amount of $145,000 to Strategic (the “Strategic Convertible Note”). The Strategic Convertible Note bears interest at the rate of 4% per annum, which interest is accrued and payable on the maturity date of the Strategic Convertible Note, December 31, 2013. As long as the Strategic Convertible Note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Strategic Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.10 per share. In the event of default, as defined in the Strategic Convertible Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder.

Pursuant to the terms of the Strategic Restructuring Agreement, the Company issued Strategic a Series E Warrant allowing the holder to purchase up to 1,000,000 shares of the Company’s common stock at a purchase price of $0.10 per share through December 31, 2016. The Series E Warrant includes a “cashless exercise” provision.

Mr. Meetesh Patel, the Company’s President and Chief Executive Officer, an employee director and a major shareholder of the Company’s, is the sole shareholder of Strategic.

The Company first allocated the fair value of the liability between the Strategic Convertible Note and the Series E Warrants based upon their relative fair values. The estimated fair value of the Series E Warrants issued with the Strategic Convertible Note of $97,869 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.10 per share; estimated volatility – 216.5%; risk free interest rate - 0.72%; expected dividend rate - 0% and expected life – 4.5 years. This resulted in allocating $58,431 to the Series E Warrants and $86,569 to the Strategic Convertible Note.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Strategic Convertible Note and the total price to convert based on the effective conversion price. The calculated intrinsic value was $58,431. The resulting $58,431 discount to the Strategic Convertible Note is being accreted over the 18 month term of the Strategic Convertible Note using the effective interest method.

During the three months ended June 30, 2012, the Company recognized $9 of interest expense related to the Strategic Convertible Note and $35 of accretion related to the debt discount. The remaining debt discount of $116,981 will be amortized through December 31, 2013.

NOTE 6. STOCKHOLDERS’ DEFICIT

Common Stock

From February through June 2012, the Company conducted a private placement of units of its securities at a purchase price or $0.20 per unit. Each unit consists of: (i) one share of its common stock, $0.00001 par value per share; and (ii) one-half of one Series D Stock Purchase Warrant (the “Series D Warrants”). Each full Series D Warrant entitles the holder thereof to purchase one additional share of common stock at a price of $0.30 for a period commencing on the date of issuance and terminating on December 31, 2013. As of the termination date of the offering, the Company sold 335,000 units for gross proceeds of $67,000. The Company issued 335,000 shares of its common stock, and Series D Warrants to purchase up to 167,500 shares of common stock at an exercise price of $0.30 per share to the investors having subscribed for the units. The relative fair value of the warrant’s was not significant. This offering was conducted in reliance upon exemptions afforded to the Company by, but not limited to, the provisions of Section 4(2) of the 1933 Act and Regulation D as promulgated by the SEC under the 1933 Act.

Warrants

On December 29, 2011, the date of the merger, Ceres Ventures had Series B Stock Purchase Warrants (the “Series B Warrants”) outstanding to purchase 400,000 shares of common stock at an exercise price of $1.50 per share. All the Series B Warrants expired on May 19, 2012, unexercised.

As part of the November 2010 - May 2011 private placement, BluFlow issued a total of 4,582,500 Series C Warrants.

As part of the February – June 2012 private placement, Ceres Ventures issued a total of 167,500 Series D Warrants.

On June 30, 2012, pursuant to the terms of the S&C Restructuring Agreement and Strategic Restructuring Agreement, both as discussed further in “Note 5: Convertible Promissory Notes”, the Company issued to each of S&C and Strategic a Series E Warrant allowing each of the holders to purchase up to 1,000,000 shares of the Company’s common stock at a purchase price of $0.10 per share through December 31, 2016. The Series E Warrant includes a “cashless exercise” provision.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Series C Warrants	Series D Warrants	Series E Warrants
Number of warrants issued	4,582,500	167,500	2,000,000
Exercise price	$0.16	$0.30	$0.10
Black-Scholes option pricing model assumptions:
Risk-free interest rate	0.60%	0.23%	0.72%
Expected term (in years)	1.8	1.6	4.5
Expected volatility (*)	152.86%	267.38%	216.50%
Dividend per share	$0	$0	$0
Expiration date	December 31, 2012	December 31, 2013	December 31, 2016

* As a newly formed entity it is not practicable for it to estimate the expected volatility of its share price. The Company selected two comparable public companies listed on OTC Markets Group Inc. QB tier engaged in similar activities to calculate the expected volatility. The Company calculated the comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

The following table summarizes warrant activity during the six months ended June 30, 2012:

	Number of Warrants	Weighted Average Exercise Price per Share
Outstanding at December 31, 2011	4,982,500	$0.27
Expired	(400,000)	$1.50
Granted	2,167,500	$0.12
Outstanding at June 30, 2012	6,750,000	$0.15

NOTE 7. SHARED BASED COMPENSATION

On December 29, 2011, the Company approved the 2011 Long-Term Stock Incentive Plan (the “2011 Plan”), pursuant to which the Board is authorized to grant up to 10,000,000 shares of the Company’s common stock, which have been reserved for issuance. The 2011 Plan has not yet been approved by the Company’s stockholders.

In accordance with the 2011 Plan, shares issued may be either authorized but unissued shares, treasury shares or any combination of these shares. Additionally, the 2011 Plan permits the reuse or reissuance of shares of common stock which were canceled, expired, forfeited or, in the case of stock appreciation rights (“SARs”), paid out in the form of cash. Awards include non-qualified and incentive stock options, stock appreciation rights, restricted stock, other stock-based awards, and performance-based compensation awards, any or all of which may be subject to time-based or performance-based vesting requirements. The compensation committee has the discretionary authority to determine the type, vesting requirements, and size of an award with a maximum of 2,000,000 shares to be granted to any participate in any plan year. As of June 30, 2012, 9,505,000 shares remain available for issuance pursuant to the 2011 Plan.

The table below summarizes the Company’s stock option activities through June 30, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	360,000	$0.083
Granted	-
Exercised	-
Cancelled or expired	-
Outstanding at June 30, 2012	360,000	$0.083	9.27	$2,400
Exercisable at June 30, 2012	120,000	$0.083	9.27	$2,400

The Company recorded $709 ($nil) and $1,096 ($nil) in stock option compensation expense for the three and six month period ended June 30, 2012 and 2011, respectively, as research and development expenses. An estimated $1,708 will be expensed over the remaining vesting period of 1 year.

Restricted Stock

The table below summarizes the Company’s restricted stock activities through June 30, 2012:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	270,000	$0.033
Granted	-
Vested	(135,000)
Cancelled or expired	-
Nonvested at June 30, 2012	135,000	$0.033

The Company recorded $1,140 ($6,466) and $2,622 and ($6,466) in restricted stock compensation expense for the three and six month periods ended June 30, 2012 and 2011, respectively. An estimated $6,776 will be expensed over the remaining vesting period of .95 years.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company was provided legal services by a law firm of which one of the Company’s directors and major shareholders is a managing partner. The Company recorded $24,000 ($70,637) and $48,000 ($112,100) for these services for the three and six month periods ended June 30, 2012 and 2011, respectively.

On June 30, 2012, the Company entered into a debt restructuring agreement (the “S&C Restructuring Agreement”) with Sierchio & Company, LLP (“S&C”), to restructure the $225,688 owed to S&C for legal services rendered to the Company from inception through June 30, 2012, and issued a convertible promissory note in the amount of $225,688 to S&C (the “S&C Convertible Note”). The S&C Convertible Note bears interest at the rate of 4% per annum, which interest is accrued and payable on the maturity date of the S&C Convertible Note, December 31, 2013. For further details see “Note 5 – Convertible Promissory Notes”.

On June 30, 2012, the Company entered into a debt restructuring agreement (the “Strategic Restructuring Agreement”) with Strategic Edge, LLC (“Strategic”), to restructure the $145,000 owed to Strategic for consulting services rendered to the Company from January 1, 2011 through June 30, 2012, and issued a convertible promissory note in the amount of $145,000 to Strategic (the “Strategic Convertible Note”). The Strategic Convertible Note bears interest at the rate of 4% per annum, which interest is accrued and payable on the maturity date of the Strategic Convertible Note, December 31, 2013. For further details see “Note 5 – Convertible Promissory Notes”.

NOTE 9. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q (this “Form 10-Q”) for the quarter ended June 30, 2012, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Reverse Merger

On December 29, 2011, Ceres Ventures, Inc. entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with BluFlow, a privately held Delaware corporation, and Ceres Ventures Acquisition Corp., Ceres Ventures, Inc.’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”), pursuant to which BluFlow merged with and into Acquisition Sub, with BluFlow as the surviving entity, causing BluFlow to become a wholly-owned subsidiary (the “Reverse Merger”). The Reverse Merger was completed in order to obtain access to public markets for financing for the Company’s patented BluFlow Treatment SystemTM.

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Operating Expenses

Below is a summary of our operating expense for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

COSTS AND OPERATING EXPENSES
Research and development	$(8,439)	$40,737	$(49,176)	(120.7)%
Investor relations and marketing	4,178	1,437	2,741	190.7%
Director and management fees	36,028	34,170	1,858	5.4%
Professional fees	39,001	68,887	(29,886)	(43.4)%
Travel, office and facilities expenses	18,094	15,109	2,985	19.8%
Costs and operating expenses	$88,862	$160,340	$(71,478)	(44.6)%
OTHER EXPENSE
Interest expense	1,270	247	1,023	414.2%
NET LOSS	$90,132	$160,587	$(70,455)	(43.9)%

	For the Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

COSTS AND OPERATING EXPENSES
Research and development	$20,153	$81,474	$(61,321)	(75.3)%
Investor relations and marketing	10,750	4,172	6,578	157.7%
Director and management fees	72,011	59,179	12,832	21.7%
Professional fees	63,188	112,100	(48,912)	(43.6)%
Travel, office and facilities expenses	20,152	24,866	(4,714)	(19.0)%
Costs and operating expenses	$186,254	$281,791	$(95,537)	(33.9)%
OTHER EXPENSE
Interest expense	2,833	487	2,346	481.7%
NET LOSS	$189,087	$282,278	$(93,191)	(33.0)%

We are still in the development stage and have no revenues to date.

During the three and six months ended June 30, 2012 and 2011, we had a net loss of $90,132, $189,087 and $160,587, $282,278, respectively; explanations for the decrease in our net loss of $93,191 for the six month period are included below.

Research and Development:

The $49,176 and $61,321 decrease in research and development costs for the three and six months ended June 30, 2012, compared to June 30, 2011, is primarily due to changing our research and development service provider to a lower cost provider.

Investor Relations and Marketing

The $2,741 and $6,578 increase in investor relations and marketing expenses for the three and six months ended June 31, 2012, compared to June 30, 2011, is primarily due to increased filing fees as we are now a public company as a result of the completion of the December 29, 2011 Reverse Merger and our payment for the distribution of press releases.

Director and Management Fees

The increase of $1,858 and $12,832 in director and management fees during the three and six months ended June 30, 2012, compared to June 30, 2011, is primarily due to hiring a chief financial officer and increasing the compensation of our president.

Professional Fees

The decrease in professional fees of $29,886 and $48,912 for the three and six months ended June 30, 2012, compared to June 30, 2011, is primarily due to decreased legal fees as a result of negotiating a flat monthly rate with our legal counsel.

Travel, Office and Facilities Expenses

The $2,985 increase and $4,714 decrease in travel, office and facilities expenses for the three and six ended June 30, 2012, compared to June 30, 2011, is primarily due increased travel expenses for the three month period, but less travel expenses for the six month period.

Liquidity and Capital Resources

We have incurred cumulative losses of $811,543 from inception through June 30, 2012, and do not have positive cash flows from operating activities. We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At June 30, 2012, we had cash and cash equivalents of $28,520. We have financed our operations primarily from funds received pursuant to the BluFlow Offering and the Ceres Offering, as further described below.

Net cash used in operating activities was $88,920 for the six months ended June 30, 2012, compared to $110,323 for the six months ended June 30, 2011. The increase/decrease in cash used in operating activities is further described above.

Ceres Offering

During 2012, we sold 335,000 units of our securities at a price of $0.20 per unit for gross receipts of $67,000. Each unit consisted of one share of common stock, $0.00001 par value per share and one-half of one Series D Stock Purchase Warrant (each a “Series D Warrant”). Each Series D Warrant entitled the holder to purchase one additional share of common stock at an exercise price of $0.30 per share, expiring on December 31, 2013. We issued 335,000 shares of common stock and Series D Warrants to purchase up to 167,500 shares of our common stock.

Convertible Notes Payable–

During 2012, we negotiated the conversion of accounts payable amounting to $370,688 into convertible notes payable which are due on December 31, 2013.

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

Pursuant to an amendment dated December 29, 2011, the Sidhu Convertible Note is payable as follows: (a) $50,000 plus accrued and unpaid interest thereon on or before January 31, 2012, and (b) the balance of $50,000 plus accrued and unpaid interest thereon on or before April 30, 2012. On January 31, 2012, we paid $50,000 of the outstanding balance (plus $3,086 of accrued and unpaid interest) of the Sidhu Convertible Note; on April 29, 2012, we amended the Sidhu Convertible Note so that the final payment is due on June 30, 2012.

Through June 30, 2012, interest expense of $4,518 was payable to Mr. Sidhu related to the Sidhu Convertible Note.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between Ceres Ventures, Inc., Ceres Ventures Acquisition Corp. and BluFlow Technologies, Inc., dated December 29, 2011 (1)

2.2	Certificate of Merger (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	By Laws (2)

3.3	Certificate of Amendment to the Articles of Incorporation (3)

3.4	Certificate of Change (3)

4.1	Form of Subscription Agreement+

4.2	Form of Series B Stock Purchase Warrant (2)

4.3	Form of Series C Stock Purchase Warrant (1)

4.4	Form of Series D Stock Purchase Warrant+

4.5	Form of Series E Stock Purchase Warrant+

10.1	Restated 8.5% Convertible Promissory Note in the principal amount of $100,000 dated May 20, 2011, between J. Sidhu and PhytoMedical Technologies, Inc. (4)

10.2	Amendment No. 1 dated July 14, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between J. Sidhu and PhytoMedical Technologies, Inc. (5)

10.3	Amendment No. 2 dated December 29, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc. (1)

10.4	Redacted Letter of Intent dated May 11, 2010, between Appeal Capital Corp. and the Regents of the University of California (1) (6)

10.5	Redacted Asset Purchase Agreement dated October 20, 2010, between Appeal Capital Corp, and AcquaeBlu Corp. (1) (6)

10.6	8% Non-Negotiable Promissory Note dated October 20, 2010, in the original principal amount of $12,000 issued t0 Appeal Capital Corp. (1)

10.7	Redacted Consent of Substitution of Party dated October 21, 2010, between Appeal Capital Corp., Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.8	Redacted Amendment No. 1 to Letter of Intent dated September 10, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.9	Redacted Amendment No. 2 to Letter of Intent dated December 7, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.10	Redacted Amendment No. 3 to Letter of Intent dated May 5, 2011, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.11	Redacted Research Agreement dated December 9, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6))

10.12	Redacted Service Agreement dated July 7, 2011, between BluFlow Technologies, Inc. and Applied Power Concepts, Inc. (1) (6)

10.13	Redacted Exclusive License Agreement dated October 10, 2011, between BluFlow Technologies, Inc. and the Regents of the University of California (1) (6)

10.14	Rayat Settlement Agreement dated December 29, 2011 (1)

10.15	Sidhu Settlement Agreement dated December 29, 2011 (1) (6)

10.16	S&C Settlement Agreement dated December 29, 2011 (1) (6)

10.17	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Meetesh Patel (1)

10.18	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Janet Bien (1)

10.19	Debt Restructuring Agreement dated June 30, 2012, between Ceres Ventures, Inc. and Sierchio & Company, LLP+

10.20	4% Non Negotiable Convertible Promissory Note dated June 30, 2012 in the principal amount of $223,537 dated June 30, 2012, between Sierchio & Company, LLP and Ceres Ventures, Inc.+

10.21	Debt Restructuring Agreement dated June 30, 2012, between Ceres Ventures, Inc. and Strategic Edge, LLC+

10.22	4% Non Negotiable Convertible Promissory Note dated June 30, 2012 in the principal amount of $144,999.96 dated June 30, 2012, between Strategic Edge, LLC and Ceres Ventures, Inc.+

21.1	List of Subsidiaries of Ceres Ventures, Inc. (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Ceres Ventures, Inc. 2011 Long-Term Incentive Plan (1)

101.INS	Instance Document (7)

101.SCH	Taxonomy Extension Schema (7)

101.CAL	Taxonomy Extension Calculation Linkbase (7)

101.DEF	Taxonomy Extension Definition Linkbase (7)

101.LAB	Taxonomy Extension Label Linkbase (7)

101.PRE	Taxonomy Extension Presentation Linkbase (7)

+ Filed herewith

(1) Incorporated by reference to the Form 8-K filed by Ceres Ventures, Inc. on January 5, 2012.

(2) Incorporated by reference to the Form S-1/A filed by Ceres Ventures, Inc. on April 26, 2010.

(3) Incorporated by reference to the Form 8-K filed by Ceres Ventures, Inc. on November 29, 2011.

(4) Incorporated by reference to the Form 8-K filed by Ceres Ventures, Inc. on May 25, 2011.

(5) Incorporated by reference to the Form 8-K filed by Ceres Ventures, Inc. on July 18, 2011.

(6) Portions of this exhibit have previously been redacted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

(7) To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceres Ventures, Inc.
(Registrant)

August 14, 2012	By	/s/ Janet Bien
	Name:	Janet Bien
	Title:	Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

