Form 10-Q/A
period 2012-06-30
Ceres Ventures, Inc.
filed 2012-08-27
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-28790

Ceres Ventures, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0429962 (I.R.S. Employer Identification No.)

430 Park Avenue, Suite 702
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August [], 2012, there were [85,501,557] shares of the registrant’s common stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Ceres Ventures, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to amend Item 2 of Part II to reflect the unregistered sales of its securities as further described in the Form 10-Q and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From February through June 2012, the Company conducted a private placement of units of its securities at a purchase price or $0.20 per unit. Each unit consists of: (i) one share of its common stock, $0.00001 par value per share; and (ii) one-half of one Series D Stock Purchase Warrant (the “Series D Warrants”). Each full Series D Warrant entitles the holder thereof to purchase one additional share of common stock at a price of $0.30 for a period commencing on the date of issuance and terminating on December 31, 2013. As of the termination date of the offering, the Company sold 335,000 units for gross proceeds of $67,000. The Company issued 335,000 shares of its common stock, and Series D Warrants to purchase up to 167,500 shares of common stock at an exercise price of $0.30 per share to the investors having subscribed for the units. The portion of the proceeds allocated to common stock and was $0 and $0, respectively, and was determined using the Black-Scholes model as described below. This offering was conducted in reliance upon exemptions afforded to the Company by, but not limited to, the provisions of Section 4(2) of the 1933 Act and Regulation D as promulgated by the SEC under the 1933 Act. The Company intends to use the proceeds for general working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between Ceres Ventures, Inc., Ceres Ventures Acquisition Corp. and BluFlow Technologies, Inc., dated December 29, 2011 (1)

2.2	Certificate of Merger (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	By Laws (2)

3.3	Certificate of Amendment to the Articles of Incorporation (3)

3.4	Certificate of Change (3)

4.1	Form of Subscription Agreement+

4.2	Form of Series B Stock Purchase Warrant (2)

4.3	Form of Series C Stock Purchase Warrant (1)

4.4	Form of Series D Stock Purchase Warrant (7)

4.5	Form of Series E Stock Purchase Warrant (7)

10.1	Restated 8.5% Convertible Promissory Note in the principal amount of $100,000 dated May 20, 2011, between J. Sidhu and PhytoMedical Technologies, Inc. (4)
10.2	Amendment No. 1 dated July 14, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between J. Sidhu and PhytoMedical Technologies, Inc. (5

10.3	Amendment No. 2 dated December 29, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc. (1)

10.4	Redacted Letter of Intent dated May 11, 2010, between Appeal Capital Corp. and the Regents of the University of California (1) (6)

10.5	Redacted Asset Purchase Agreement dated October 20, 2010, between Appeal Capital Corp, and AcquaeBlu Corp. (1) (6)

10.6	8% Non-Negotiable Promissory Note dated October 20, 2010, in the original principal amount of $12,000 issued t0 Appeal Capital Corp. (1)

10.7	Redacted Consent of Substitution of Party dated October 21, 2010, between Appeal Capital Corp., Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.8	Redacted Amendment No. 1 to Letter of Intent dated September 10, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.9	Redacted Amendment No. 2 to Letter of Intent dated December 7, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.10	Redacted Amendment No. 3 to Letter of Intent dated May 5, 2011, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.11	Redacted Research Agreement dated December 9, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6))

10.12	Redacted Service Agreement dated July 7, 2011, between BluFlow Technologies, Inc. and Applied Power Concepts, Inc. (1) (6)

10.13	Redacted Exclusive License Agreement dated October 10, 2011, between BluFlow Technologies, Inc. and the Regents of the University of California (1) (6)

10.14	Rayat Settlement Agreement dated December 29, 2011 (1)

10.15	Sidhu Settlement Agreement dated December 29, 2011 (1) (6)

10.16	S&C Settlement Agreement dated December 29, 2011 (1) (6)

10.17	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Meetesh Patel (1)

10.18	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Janet Bien (1)

10.19	Debt Restructuring Agreement dated June 30, Sierchio & Company, LLP (7) 2012, between Ceres Ventures, Inc. and

10.20	4% Non Negotiable Convertible Promissory Note dated June 30, 2012 in the principal amount of $223,537 dated June 30, 2012, between Sierchio & Company, LLP and Ceres Ventures, Inc. (7)

10.21	Debt Restructuring Agreement dated June 30, 2012, between Ceres Ventures, Inc. and Strategic Edge, LLC (7)

10.22	4% Non Negotiable Convertible Promissory Note dated June 30, 2012 in the principal amount of $144,999.96 dated June 30, 2012, between Strategic Edge, LLC and Ceres Ventures, Inc. (7)

21.1	List of Subsidiaries of Ceres Ventures, Inc. (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

99.1	Ceres Ventures, Inc. 2011 Long-Term Incentive Plan (1)

101.INS	Instance Document+

101.SCH	Taxonomy Extension Schema+

101.CAL	Taxonomy Extension Calculation Linkbase+

101.DEF	Taxonomy Extension Definition Linkbase+

101.LAB	Taxonomy Extension Label Linkbase+

101.PRE	Taxonomy Extension Presentation Linkbase+

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

(7) Incorporate by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed by Ceres Ventures, Inc. on August 14, 2012.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceres Ventures, Inc.
(Registrant)

August 27, 2012	By /s/ Janet Bien
Name: Janet Bien
Title: Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)