Form 10-Q
period 2012-09-30
Ceres Ventures, Inc.
filed 2012-11-13
CIK 1002422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2012, there were 85,501,557 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

CERES VENTURES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$4,809	$113,937
Prepaid expenses	1,916	-

Total current assets	6,725	113,937

Intangible assets	73,755	51,054
Total assets	$80,480	$164,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$125,537	$120,378
Accounts payable - related party	118,215	290,242
Convertible note payable	50,000	100,000
Accrued interest on notes payable	7,756	5,240
Accrued payroll liabilities	30,277	30,277
Promissory note payable	12,000	-

Total current liabilities	343,785	546,137

Long term liabilities
Promissory note payable	-	12,000
Convertible note payable, net of unamoritized discount	138,477	-
Accrued interest on notes payable	3,683	1,187

Total liabilities	485,945	559,324

Commitments and contingencies

Stockholders' deficit

Preferred stock, $0.25 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 2,000,000,000 shares authorized: 85,501,557 and 85,031,557 shares issued and outstanding on September 30, 2012 and December 31, 2011, respectively	854	850
Additional paid-in capital	553,946	227,273
Deficit accumulated during the development stage	(960,265)	(622,456)
Total stockholders' deficit	(405,465)	(394,333)

Total liabilities and stockholders' deficit	$80,480	$164,991

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period from
					October 14, 2010
	For the Three Months Ended		For the Nine Months Ended		(Inception) through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

REVENUE	$-	$-	$-	$-	$-

COSTS AND OPERATING EXPENSES
Research and development	29,971	46,154	50,124	127,628	251,677
Investor relations and marketing	12,345	13,694	23,095	17,866	43,398
Director and management fees	35,807	36,420	107,818	95,599	246,028
Professional fees	32,454	24,000	95,642	136,100	308,867
Travel, office and facilities expenses	11,698	6,637	31,850	31,503	79,758
Costs and operating expenses	122,275	126,905	308,529	408,696	929,728

LOSS FROM OPERATIONS	(122,275)	(126,905)	(308,529)	(408,696)	(929,728)

OTHER EXPENSE
Interest expense	26,447	254	29,280	741	30,537
Total other expense	26,447	254	29,280	741	30,537

LOSS BEFORE INCOME TAX	(148,722)	(127,159)	(337,809)	(409,437)	(960,265)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(148,722)	$(127,159)	$(337,809)	$(409,437)	$(960,265)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	85,501,557	70,000,677	85,200,444	67,709,202

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
				during the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit

Balance, October 14, 2010 (Inception)	-	$-	$-	$-	$-
Issuance of common stock at $0.00033 per share on October 14, 2010	60,000,000	600	19,400	-	20,000
Issuance of Units at $0.033 per share on October 14, 2010	300,000	3	9,997	-	10,000
Net loss	-	-	-	(50,855)	(50,855)

Balance, December 31, 2010	60,300,000	603	29,397	(50,855)	(20,855)

Issuance of Units at $0.033 per share on January 31, 2011	5,865,000	59	195,441	-	195,500
Issuance of Units at $0.033 per share on March 31, 2011	2,437,500	24	81,226	-	81,250
Issuance of Units at $0.033 per share on May 10, 2011	562,500	6	18,744	-	18,750
Conversion of accounts payable to common stock on July 1, 2011	844,860	8	28,154	-	28,162
Share based compensation	285,000	3	18,106	-	18,109
Issuance of common stock at $0.033 per share on December 15, 2011	1,500,000	15	49,985	-	50,000
Effect of reverse merger recapitalization on December 29, 2011	4,829,872	48	(451,963)	-	(451,915)
Conversion of accounts payable to common stock on December 29, 2011	906,825	9	90,673	-	90,682
Conversion of note payable to common stock on December 29, 2011	7,500,000	75	167,510	-	167,585
Net loss	-	-	-	(571,601)	(571,601)

Balance, December 31, 2011	85,031,557	850	227,273	(622,456)	(394,333)

Issuance of units at $0.20 per share on June 30, 2012	335,000	3	66,997	-	67,000
Share based compensation	135,000	1	6,282	-	6,283
Debt discount related to benenficial conversion feature and warrants	-	-	253,394	-	253,394
Net loss	-	-	-	(337,809)	(337,809)

Balance, September 30, 2012	85,501,557	$854	$553,946	$(960,265)	$(405,465)

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period from
			October 14, 2010
	For the Nine Months Ended		(Inception) through
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(337,809)	$(409,437)	$(960,265)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation	6,284	9,860	24,393
Amortization of debt discount	21,182	-	21,182
Changes in operating assets and liabilities:
Prepaid expenses	(1,916)	-	(1,916)
Accounts payable	203,820	247,969	584,401
Accrued interest	5,012	741	6,269
Net cash used in operating activities	(103,427)	(150,867)	(325,936)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of intangible assets	(22,701)	(11,638)	(73,755)
Net cash used in investing activity	(22,701)	(11,638)	(73,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from investors	-	(99,000)	99,000
Proceeds from issuance of promissory note payable	-	-	12,000
Proceeds from issuance of common stock and warrants	67,000	295,500	343,500
Repayment of convertible note payable	(50,000)	-	(50,000)
Net cash provided by financing activities	17,000	196,500	404,500

NET CHANGE IN CASH	(109,128)	33,995	4,809

CASH
BEGINNING OF PERIOD	113,937	127,000	-
END OF PERIOD	$4,809	$160,995	$4,809

NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities assumed as part of reverse merger	$-	$-	$451,915
Conversion of accounts payable to common stock	$-	$28,162	$118,845
Conversion of convertible note to common stock	$-	$-	$167,585
Conversion of accounts payable to note payable	$370,688	$-	$370,688
Debt discount on notes payable	$253,394	$-	$253,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$3,086	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements

CERES VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, this information should be read in conjunction with Ceres Ventures, Inc. financial statements and notes contained in its 2011 Annual Report on Form 10-K. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. The information furnished herein reflects all adjustment that are, in the opinion of management, necessary for the fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental United States GAAP as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Going Concern

As of September 30, 2012, the Company had cash of $4,809. The Company is a development stage company and does not currently have any commercial products and there is no assurance that it will successfully be able to design, develop, manufacture, or sell any commercial products in the future. The Company has not generated any revenue since inception. The Company had a working capital deficit of $337,060, reported an accumulated deficit of $960,265 as of September 30, 2012, and does not have positive cash flows from operating activities.

During the nine month period ended September 30, 2012, the Company raised $67,000 from the sale of its equity securities. The Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. In particular, the Company may be required to delay, reduce the scope of or terminate its research programs, and/or sell rights to its BluFlow TM Treatment System, BluFlow TM Nanoparticles or BluFlow TM AUT.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

As of September 30, 2012, the Company had $73,755 of intangible assets on the Consolidated Balance Sheet representing the costs for a license agreement, patent usage rights and patent filing costs. These costs were not subject to amortization as the patents are pending.

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

The Company determined there was no impairment of long-lived assets for the period ended September 30, 2012, and the year ended December 31, 2011.

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

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in the Company’s tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Should they occur, the Company’s policy is to classify interest and penalties related to tax positions as interest expense. Since the Company’s inception, no such interest or penalties have been incurred.

Recently Issued and Adopted Accounting Pronouncements

Accounting Standards Update 2012-02: Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," allowing entities to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether the quantitative test is required, as opposed to required annual quantitative impairment testing. The update is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company has elected to not adopt this guidance early. The implementation of this guidance is not expected to affect the Company's financial condition, results of operations, or cash flows.

NOTE 2. LOSS PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

The computation of loss per share for the three and nine month periods ended September 30, 2012 and 2011, excludes the following potentially dilutive securities because their inclusion would be anti-dilutive: 360,000 and nil, respectively of stock options; 6,750,000 and 4,582,500, respectively, of warrants outstanding; and 3,815,909 and nil, respectively, of shares of common stock (equivalent common shares) from convertible notes payable and accrued interest issued.

The loss per share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator - net loss	$(148,722)	$(127,159)	$(337,809)	$(409,437)

Denominator for basic loss per share - weighted average shares outstanding	85,501,557	70,000,677	85,200,444	67,709,202

Dilutive effective of common equivalent shares	-	-	-	-

Denominator for dilutive loss per share - adjusted weighted average shares outstanding	85,501,557	70,000,677	85,200,444	67,709,202

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

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

Pursuant to an amendment dated December 29, 2011, the Sidhu Convertible Note is payable as follows: (a) $50,000 plus accrued and unpaid interest thereon on or before January 31, 2012 and (b) the balance of $50,000 plus accrued and unpaid interest thereon on or before April 30, 2012. On January 31, 2012, the Company made the first $50,000 installment payment plus accrued interest on that amount according to the terms of the amended agreement for a total payment of $53,086. On April 29, 2012, the Company and Mr. Sidhu entered into Amendment No. 3 related to the Sidhu Convertible Note modifying the principal and interest payment date from April 30, 2012 to June 30, 2012. At June 30, 2012, the Company did not have the cash on hand to pay the outstanding principal of $50,000 and accrued interest of $4,518. In accordance with the terms of the promissory note, the interest rate increased to 10% per annum beginning July 1, 2012.

For the three and nine month ended September 30, 2012, the Company recorded $1,260 and $2,624 for interest expense related to this convertible note payable.

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

The Company first allocated the fair value of the liability between the S&C Convertible Note and the Series E Warrants based upon their relative fair values. The estimated fair value of the Series E Warrants issued with the note of $97,869 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.10 per share; estimated volatility - 216.5%; risk free interest rate - 0.72%; expected dividend rate - 0% and expected life - 4.5 years. This resulted in allocating $68,266 to the Series E Warrants and $157,422 to the S&C Convertible Note.

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

During the three and nine months ended September 30, 2012, the Company recognized $2,226 and $2,243, respectively, of interest expense related to this S&C Convertible Note and $11,370 and $11,412, respectively, of accretion related to the debt discount. The remaining debt discount of $125,120 will be amortized through December 31, 2013.

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

Mr. Meetesh Patel, the Company’s President and Chief Executive Officer, an employee director and a major shareholder of the Company, is the sole shareholder of Strategic.

The Company first allocated the fair value of the liability between the Strategic Convertible Note and the Series E Warrants based upon their relative fair values. The estimated fair value of the Series E Warrants issued with the Strategic Convertible Note of $97,869 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock - $0.10 per share; estimated volatility - 216.5%; risk free interest rate - 0.72%; expected dividend rate - 0% and expected life - 4.5 years. This resulted in allocating $58,431 to the Series E Warrants and $86,569 to the Strategic Convertible Note.

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

During the three and nine months ended September 30, 2012, the Company recognized $1,430 and $1,439, respectively, of interest expense related to the Strategic Convertible Note and $9,733 and $9,768, respectively, of accretion related to the debt discount. The remaining debt discount of $107,091 will be amortized through December 31, 2013.

NOTE 6. STOCKHOLDERS’ DEFICIT

Common Stock

From February through June 2012, the Company conducted a private placement of units of its securities at a purchase price or $0.20 per unit. Each unit consists of: (i) one share of its common stock, $0.00001 par value per share; and (ii) one-half of one Series D Stock Purchase Warrant (the “Series D Warrants”). Each full Series D Warrant entitles the holder thereof to purchase one additional share of common stock at a price of $0.30 for a period commencing on the date of issuance and terminating on December 31, 2013. As of the termination date of the offering, the Company sold 335,000 units for gross proceeds of $67,000. The Company issued 335,000 shares of its common stock, and Series D Warrants to purchase up to 167,500 shares of common stock at an exercise price of $0.30 per share to the investors having subscribed for the units. The relative fair value of the warrants was not significant. This offering was conducted in reliance upon exemptions afforded to the Company by, but not limited to, the provisions of Section 4(2) of the 1933 Act and Regulation D as promulgated by the SEC under the 1933 Act.

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

As part of the November 2010 - May 2011 private placement, BluFlow issued a total of 4,582,500 Series C Warrants.

As part of the February - June 2012 private placement, Ceres Ventures issued a total of 167,500 Series D Warrants.

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

The following table summarizes warrant activity during the nine months ended September 30, 2012:

	Number of Warrants	Weighted Average Exercise Price per Share
Outstanding at December 31, 2011	4,982,500	$0.27
Expired	(400,000)	$1.50
Granted	2,167,500	$0.12
Outstanding at September 30, 2012	6,750,000	$0.15

NOTE 7. SHARE BASED COMPENSATION

On December 29, 2011, the Company approved the 2011 Long-Term Stock Incentive Plan (the “2011 Plan”), pursuant to which the Board is authorized to grant up to 10,000,000 shares of the Company’s common stock, which have been reserved for issuance. The 2011 Plan has not yet been approved by the Company’s stockholders.

In accordance with the 2011 Plan, shares issued may be either authorized but unissued shares, treasury shares or any combination of these shares. Additionally, the 2011 Plan permits the reuse or reissuance of shares of common stock which were canceled, expired, forfeited or, in the case of stock appreciation rights (“SARs”), paid out in the form of cash. Awards include non-qualified and incentive stock options, stock appreciation rights, restricted stock, other stock-based awards, and performance-based compensation awards, any or all of which may be subject to time-based or performance-based vesting requirements. The compensation committee has the discretionary authority to determine the type, vesting requirements, and size of an award with a maximum of 2,000,000 shares to be granted to any participate in any plan year. As of September 30, 2012, 9,505,000 shares remain available for issuance pursuant to the 2011 Plan.

The table below summarizes the Company’s stock option activities through September 30, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	360,000	$0.083
Granted	-
Exercised	-
Cancelled or expired	-
Outstanding at September 30, 2012	360,000	$0.083	8.77	$-
Exercisable at September 30, 2012	120,000	$0.083	8.77	$-

The Company recorded $870 ($261) and $1,966 ($261) in stock option compensation expense for the three and nine month period ended September 30, 2012 and 2011, respectively, as research and development expenses. An estimated $838 will be expensed over the remaining vesting period of 1 year.

Restricted Stock

The table below summarizes the Company’s restricted stock activities through September 30, 2012:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	270,000	$0.033
Granted	-
Vested	(135,000)
Cancelled or expired	-
Nonvested at September 30, 2012	135,000	$0.033

The Company recorded $1,696 ($3,133) and $4,318 ($9,599) in restricted stock compensation expense for the three and nine month periods ended September 30, 2012 and 2011, respectively. An estimated $5,081 will be expensed over the remaining vesting period of .69 years.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company was provided legal services by a law firm of which one of the Company’s directors and major shareholders is a managing partner. The Company recorded $24,000 ($112,100) and $72,000 ($136,100) for these services for the three and nine month periods ended September 30, 2012 and 2011, respectively.

On June 30, 2012, the Company entered into a debt restructuring agreement (the “S&C Restructuring Agreement”) with Sierchio & Company, LLP (“S&C”), to restructure the $225,688 owed to S&C for legal services rendered to the Company from inception through June 30, 2012, and issued a convertible promissory note in the amount of $225,688 to S&C (the “S&C Convertible Note”). The S&C Convertible Note bears interest at the rate of 4% per annum, which interest is accrued and payable on the maturity date of the S&C Convertible Note, December 31, 2013. For further details see “Note 5 - Convertible Promissory Notes”.

On June 30, 2012, the Company entered into a debt restructuring agreement (the “Strategic Restructuring Agreement”) with Strategic Edge, LLC (“Strategic”), to restructure the $145,000 owed to Strategic for consulting services rendered to the Company from January 1, 2011 through June 30, 2012, and issued a convertible promissory note in the amount of $145,000 to Strategic (the “Strategic Convertible Note”). The Strategic Convertible Note bears interest at the rate of 4% per annum, which interest is accrued and payable on the maturity date of the Strategic Convertible Note, December 31, 2013. For further details see “Note 5 - Convertible Promissory Notes”.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q (this “Form 10-Q”) for the quarter ended September 30, 2012, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

The MD&A is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions .

Background

We were incorporated in the State of Nevada on July 25, 2001, under the name “Enterprise Technologies, Inc.,” we changed our name to Ceres Ventures, Inc. on November 21, 2011. The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiary BluFlow Technologies, Inc. (“BluFlow ”). BluFlow was incorporated on October 14, 2010, in the State of Delaware.

Prior to our acquisition of BluFlow we had been a “shell company,” as that term is defined in Rule 405 of the Securities Act of 1933, as amended (the “ Securities Act ”) and had initiated our search for a commercially viable business. In order to facilitate our efforts, on November 21, 2011, we changed our name to Ceres Ventures, Inc. and implemented a one-for-fifty reverse share consolidation (the “ Reverse Split ”). The Reverse Split was declared effective by the Financial Industry Regulatory Authority (“ FINRA ”) on December 12, 2011. All shares and share prices have been retroactively changed to reflect the Reverse Split.

Reverse Merger

On December 29, 2011, Ceres Ventures, Inc. entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with BluFlow, a privately held Delaware corporation, and Ceres Ventures Acquisition Corp., Ceres Ventures, Inc.’s newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”), pursuant to which BluFlow merged with and into “Acquisition Sub”, with BluFlow as the surviving entity, causing BluFlow to become a wholly-owned subsidiary (the “Reverse Merger”). The Reverse Merger was completed in order to obtain access to public markets for financing for the Company’s patented BluFlow Treatment System TM .

Results of Operations

Three and Nine months Ended September 30, 2012 and 2011

Operating Expenses

Below is a summary of our operating expense for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change

COSTS AND OPERATING EXPENSES
Research and development	$29,971	$46,154	$(16,183)	(35.1%)
Investor relations and marketing	12,345	13,694	(1,349)	(9.9%)
Director and management fees	35,807	36,420	(613)	(1.7%)
Professional fees	32,454	24,000	8,454	35.2%
Travel, office and facilities expenses	11,698	6,637	5,061	76.3%
Costs and operating expenses	$122,275	$126,905	$(4,630)	(3.6%)
OTHER EXPENSE
Interest expense	26,447	254	26,193	10,312.2%
NET LOSS	$148,722	$127,159	$21,563	17.0%

	For the Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change

COSTS AND OPERATING EXPENSES
Research and development	$50,124	$127,628	$(77,504)	(60.7%)
Investor relations and marketing	23,095	17,866	5,229	29.3%
Director and management fees	107,818	95,599	12,219	12.8%
Professional fees	95,642	136,100	(40,458)	(29.7%)
Travel, office and facilities expenses	31,850	31,503	347	1.1%
Costs and operating expenses	$308,529	$408,696	$(100,167)	(24.5%)
OTHER EXPENSE
Interest expense	29,280	741	28,539	3,851.4%
NET LOSS	$337,809	$409,437	$(71,628)	(17.5%)

We are still in the development stage and have no revenues to date.

During the three and nine months ended September 30, 2012 and 2011, we had a net loss of $148,722, $337,809 and $127,159, $409,437, respectively; explanations for the changes are included below.

Research and Development:

The $16,183 and $77,504 decrease in research and development costs for the three and nine months ended September 30, 2012, compared to September 30, 2011, is primarily due to the Company managing cash flow.

Investor Relations and Marketing

The $5,229 increase in investor relations and marketing expenses for the nine months ended September 30, 2012 compared to the same period in 2011, is primarily due to increased filing fees as we are now a public company as a result of the completion of the December 29, 2011 Reverse Merger and our payment for the distribution of press releases.

The $1,349 decrease in investor relations and marketing expenses for the three months ended September 30, 2012 compared to the same period in 2011 is due to timing of invoices.

Director and Management Fees

The decrease of $613 and increase $12,219 in director and management fees during the three and nine months ended September 30, 2012, compared to September 30, 2011, is primarily due to hiring a chief financial officer and increasing the compensation of our president.

Professional Fees

The $8,454 increase in professional fees for the three months ended September 30, 2012 compared to the same period in 2011 is due to an increase in audit and review services as we are now a public company as a result of the completion of the December 29, 2011 Reverse Merger.

The $40,458 decrease in professional fees during the nine month period ended September 30, 2012 compared to the same period in 2011 is due primarily to decreased legal fees as a result of negotiating a flat monthly rate with our legal counsel.

Travel, Office and Facilities Expenses

The $5,061 and $347 increase in travel, office and facilities expenses for the three and nine months ended September 30, 2012, compared to September 30, 2011, is primarily due to increased state tax filing fees.

Interest Expense

The increase in interest expense of $26,193 and $28,539 the three and nine months ended September 30, 2012, compared to September 30, 2011, is primarily due to the amortization of the debt discount on the convertible loans entered into on June 30, 2012.

Liquidity and Capital Resources

We have incurred cumulative losses of $960,265 from inception through September 30, 2012, and do not have positive cash flows from operating activities. We face all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank. At September 30, 2012, we had cash and cash equivalents of $4,809. We have financed our operations primarily from funds received pursuant to the BluFlow Offering and the Ceres Offering, as further described below.

Net cash used in operating activities was $103,427 for the nine months ended September 30, 2012, compared to $150,867 for the nine months ended September 30, 2011. The decrease in cash used in operating activities is further described above.

Ceres Offering

During 2012, we sold 335,000 units of our securities at a price of $0.20 per unit for gross receipts of $67,000. Each unit consisted of one share of common stock, $0.00001 par value per share and one-half of one Series D Stock Purchase Warrant (each a “ Series D Warrant ”). Each Series D Warrant entitled the holder to purchase one additional share of common stock at an exercise price of $0.30 per share, expiring on December 31, 2013. We issued 335,000 shares of common stock and Series D Warrants to purchase up to 167,500 shares of our common stock.

Convertible Notes Payable-

During 2012, we negotiated the conversion of accounts payable amounting to $370,688 into convertible notes payable which are due on December 31, 2013.

Sidhu Convertible Note

On May 20, 2011, we issued a one year convertible promissory note in the amount of $100,000 to Mr. Jeet Sidhu (the “ Sidhu Convertible Note ”), one of our non-employee directors. The Sidhu Convertible Note bears interest at the rate of 8.5% per annum, which interest is accrued and payable on the maturity date of the Sidhu Convertible Note. As long as the Sidhu Convertible Note remains outstanding and not fully paid, the holder has the right, but not the obligation, to convert all or any portion of the aggregate outstanding principal amount of the Sidhu Convertible Note, together with all or any portion of the accrued and unpaid interest into that number of shares, subject to certain terms and conditions, of our common stock equal to the amount of the converted indebtedness divided by $0.50 per share (after giving effect to the Reverse Split). In the event of default, as defined in the Sidhu Convertible Note agreement, the annual interest rate increases to 10% and is due on demand. Certain events of default will result in all sums of principal and interest then remaining unpaid immediately due and payable, upon demand of the holder. The issuance of the Sidhu Convertible Note did not result in a beneficial conversion feature.

Pursuant to an amendment dated December 29, 2011, the Sidhu Convertible Note is payable as follows: (a) $50,000 plus accrued and unpaid interest thereon on or before January 31, 2012, and (b) the balance of $50,000 plus accrued and unpaid interest thereon on or before April 30, 2012. On January 31, 2012, we paid $50,000 of the outstanding balance (plus $3,086 of accrued and unpaid interest) of the Sidhu Convertible Note; on April 29, 2012, we amended the Sidhu Convertible Note so that the final payment is due on June 30, 2012. At June 30, 2012, the Company did not have the cash on hand to pay the outstanding principal of $50,000 and accrued interest of $4,518. In accordance with the terms of the promissory note, the interest rate increased to 10% per annum beginning July 1, 2012.

As of September 30, 2012, the Company had outstanding $5,778 in accrued interest on this note.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between Ceres Ventures, Inc., Ceres Ventures Acquisition Corp. and BluFlow Technologies, Inc., dated December 29, 2011 (1)

2.2	Certificate of Merger (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	By Laws (2)

3.3	Certificate of Amendment to the Articles of Incorporation (3)

3.4	Certificate of Change (3)

4.1	Form of Subscription Agreement+

4.2	Form of Series B Stock Purchase Warrant (2)

4.3	Form of Series C Stock Purchase Warrant (1)

4.4	Form of Series D Stock Purchase Warrant+

4.5	Form of Series E Stock Purchase Warrant+

10.1	Restated 8.5% Convertible Promissory Note in the principal amount of $100,000 dated May 20, 2011, between J. Sidhu and PhytoMedical Technologies, Inc. (4)

10.2	Amendment No. 1 dated July 14, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between J. Sidhu and PhytoMedical Technologies, Inc. (5)

10.3	Amendment No. 2 dated December 29, 2011, to the Promissory Note in the principal amount of $100,000 dated May 20, 2011, between Jeet Sidhu and PhytoMedical Technologies, Inc. (1)

10.4	Redacted Letter of Intent dated May 11, 2010, between Appeal Capital Corp. and the Regents of the University of California (1) (6)

10.5	Redacted Asset Purchase Agreement dated October 20, 2010, between Appeal Capital Corp, and AcquaeBlu Corp. (1) (6)

10.6	8% Non-Negotiable Promissory Note dated October 20, 2010, in the original principal amount of $12,000 issued t0 Appeal Capital Corp. (1)

10.7	Redacted Consent of Substitution of Party dated October 21, 2010, between Appeal Capital Corp., Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.8	Redacted Amendment No. 1 to Letter of Intent dated September 10, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.9	Redacted Amendment No. 2 to Letter of Intent dated December 7, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.10	Redacted Amendment No. 3 to Letter of Intent dated May 5, 2011, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6)

10.11	Redacted Research Agreement dated December 9, 2010, between Nascent Water Technologies, Inc. and the Regents of the University of California (1) (6))

10.12	Redacted Service Agreement dated July 7, 2011, between BluFlow Technologies, Inc. and Applied Power Concepts, Inc. (1) (6)

10.13	Redacted Exclusive License Agreement dated October 10, 2011, between BluFlow Technologies, Inc. and the Regents of the University of California (1) (6)

10.14	Rayat Settlement Agreement dated December 29, 2011 (1)

10.15	Sidhu Settlement Agreement dated December 29, 2011 (1) (6)

10.16	S&C Settlement Agreement dated December 29, 2011 (1) (6)

10.17	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Meetesh Patel (1)

10.18	At-Will Consulting Agreement dated December 29, 2011, between Ceres Ventures, Inc. and Janet Bien (1)

10.19	Debt Restructuring Agreement dated June 30, 2012, between Ceres Ventures, Inc. and Sierchio & Company, LLP

10.20	4% Non Negotiable Convertible Promissory Note dated June 30, 2012 in the principal amount of $223,537 dated June 30, 2012, between Sierchio & Company, LLP and Ceres Ventures, Inc.

10.21	Debt Restructuring Agreement dated June 30, 2012, between Ceres Ventures, Inc. and Strategic Edge, LLC

10.22	4% Non Negotiable Convertible Promissory Note dated June 30, 2012 in the principal amount of $144,999.96 dated June 30, 2012, between Strategic Edge, LLC and Ceres Ventures, Inc.

21.1	List of Subsidiaries of Ceres Ventures, Inc. (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Ceres Ventures, Inc. 2011 Long-Term Incentive Plan (1)

101.INS	Instance Document

101.SCH	Taxonomy Extension Schema

101.CAL	Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	Taxonomy Extension Label Linkbase

101.PRE	Taxonomy Extension Presentation Linkbase

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

Ceres Ventures, Inc.
(Registrant)

November 13, 2012	By	/s/ Janet Bien
	Name:	Janet Bien
	Title:	Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

